Form 10-K
period 2023-12-31
NELNET INC
filed 2024-02-27
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Accelerated filer ☐
Large accelerated filer ☒                    Smaller reporting company ☐
Non-accelerated filer ☐                    Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing sale price of the registrant’s Class A Common Stock on that date of $96.48 per share, was $1,631,360,831. The registrant’s Class B Common Stock is not listed for public trading on any exchange or market system, but shares of Class B Common Stock are convertible into shares of Class A Common Stock at any time on a share-for-share basis. For purposes of this calculation, shares of common stock beneficially owned by any director or executive officer of the registrant or by any person who beneficially owns greater than 10% of the Class A Common Stock or who is otherwise believed by the registrant to be in a control position have been excluded, since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not conclusive for other purposes.
As of January 31, 2024, there were 26,378,391 and 10,663,088 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed for its 2024 Annual Meeting of Shareholders, scheduled to be held May 16, 2024, are incorporated by reference into Part III of this Form 10-K.
Auditor Name: KPMG LLP             Auditor Location: Lincoln, Nebraska             Auditor Firm ID: 185

NELNET, INC.
FORM 10-K
TABLE OF CONTENTS
December 31, 2023

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
The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in “Risk Factors” and elsewhere in this report, and include such risks and uncertainties as:
•risks related to the ability to successfully maintain and increase allocated volumes of student loans serviced by the Company under existing and future servicing contracts with the U.S. Department of Education (the "Department"), risks related to unfavorable contract modifications or interpretations, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of Federal Direct Loan Program, Federal Family Education Loan Program (the "FFEL Program" or FFELP), private education, and consumer loans;
•loan portfolio risks such as prepayment risk, credit risk, interest rate basis and repricing risk, risks related to the use of derivatives to manage exposure to interest rate fluctuations, uncertainties regarding the expected benefits from purchased securitized and unsecuritized FFELP, private education, consumer, and other loans, or investment interests therein, and initiatives to purchase additional FFELP, private education, consumer, and other loans;
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
•risks related to use of artificial intelligence;
•uncertainties inherent in forecasting future cash flows from student loan assets and related asset-backed securitizations;
•risks related to the ability of Nelnet Bank to achieve its business objectives and effectively deploy loan and deposit strategies and achieve expected market penetration;
•risks related to the expected benefits to the Company from its continuing investment in ALLO Holdings, LLC (referred to collectively with its subsidiary ALLO Communications LLC as "ALLO"), and risks related to investments in solar projects, including risks of not being able to realize tax credits which remain subject to recapture by taxing authorities and rising construction costs;
•risks and uncertainties related to other initiatives to pursue additional strategic investments (and anticipated income therefrom) including venture capital and real estate investments, acquisitions, and other activities (including risks associated with errors that occasionally occur in converting loan servicing portfolios to a new servicing platform), including activities that are intended to diversify the Company both within and outside of its historical core education-related businesses;
•risks and uncertainties associated with climate change; and
•risks and uncertainties associated with litigation matters and maintaining compliance with the extensive regulatory requirements applicable to the Company's businesses, and uncertainties inherent in the estimates and assumptions about future events that management is required to make in the preparation of the Company’s consolidated financial statements.
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

PART I.
ITEM 1. BUSINESS
Overview
Nelnet is a diverse, innovative company with a purpose to serve others and a vision to make dreams possible. The largest operating businesses engage in loan servicing and education technology services and payments. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes investments to further diversify both within and outside of its historical core education-related businesses including, but not limited to, investments in a fiber communications company (ALLO), early-stage and emerging growth companies (venture capital investments), real estate, and renewable energy (solar). Substantially all revenue from external customers is earned, and all long-lived assets are located, in the United States.
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
Subsequent to the Reconciliation Act of 2010, the Company no longer originates FFELP loans. However, a significant portion of the Company's income continues to be derived from its existing FFELP student loan portfolio. As of December 31, 2023, the Company had a $11.7 billion FFELP loan portfolio. Interest income on the Company's existing FFELP loan portfolio will decline over time as the portfolio is paid down. To reduce its reliance on interest income from FFELP loans, the Company has expanded its services and products. This expansion has been accomplished through internal growth and innovation as well as business and certain investment acquisitions. The Company is also actively expanding its private education, consumer, and other loan portfolios, or investment interests therein, and as part of this strategy launched Nelnet Bank in 2020. In addition, the Company has been servicing federally owned student loans for the Department since 2009.
Operating Segments
The Company has four reportable operating segments as summarized below.
Loan Servicing and Systems (LSS)
•Referred to as Nelnet Diversified Services (NDS)
•Focuses on student and consumer loan servicing, loan servicing-related technology solutions, and outsourcing business services
•Includes the brands Nelnet Diversified Solutions, Nelnet Loan Servicing, Nelnet Servicing, Firstmark Services, Sloan Servicing, GreatNet, and Nelnet Government Services
Education Technology Services and Payments (ETSP)
•Referred to as Nelnet Business Services (NBS)
•NBS provides education and payment technology and services for K-12 schools, higher education institutions, churches, and businesses in the United States and internationally
•Includes the divisions of FACTS, Nelnet Campus Commerce, Nelnet Payment Services, and Nelnet International
Asset Generation and Management (AGM)
•Included in the Nelnet Financial Services (NFS) division
•Includes the acquisition and management of student and other loan assets, including investment interests therein
Nelnet Bank
•Included in the Nelnet Financial Services (NFS) division
•Internet Utah-chartered industrial bank focused on the private education and unsecured consumer loan markets
The NFS division has other operating segments that are not reportable as further described below under “Nelnet Financial Services - NFS Other Operating Segments.” All other business activities and operating segments that are not reportable and not part of the NFS division are combined and included in “Corporate and Other Activities." A more detailed description of each of the Company’s operating segments and Corporate and Other Activities is provided below.

Loan Servicing and Systems
The primary service offerings of this operating segment include:
•Servicing federally owned student loans for the Department
•Servicing FFELP loans
•Servicing private education and consumer loans
•Providing backup servicing for FFELP, private education, and consumer loans
•Providing student loan servicing software and other information technology products and services
•Providing outsourced services including call center, processing, and technology services
As of December 31, 2023, the Company serviced $532.6 billion of loans for 16.1 million borrowers. See Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) – “Loan Servicing and Systems Operating Segment – Results of Operations - Loan Servicing Volumes” for additional information related to the Company's servicing volume.
Servicing federally owned student loans for the Department
Nelnet Servicing, LLC (Nelnet Servicing), a subsidiary of the Company, is one of the current four private sector entities that have student loan servicing contracts with the Department to service loans that include Federal Direct Loan Program loans originated directly by the Department and FFEL Program loans purchased by the Department. The Department evaluates each federal loan servicer and allocates new borrower accounts on a quarterly basis based on service level and portfolio performance metrics. As of December 31, 2023, the Company was servicing $494.7 billion of student loans for 14.5 million borrowers for the Department. Nelnet Servicing earns a monthly fee from the Department for each unique borrower it services on behalf of the Department. The Department is the Company's largest customer, representing 32% of the Company's revenue and 74% of the LSS operating segment’s revenue in 2023.
The Company’s current student loan servicing contract with the Department was scheduled to expire on December 14, 2023. In April 2023, Nelnet Servicing received a contract award from the Department, pursuant to which it was selected to provide continued servicing capabilities for the Department’s student aid recipients under a new Unified Servicing and Data Solution (USDS) contract (the “New Government Servicing Contract”) which will replace the existing legacy Department student loan servicing contract. The New Government Servicing Contract has a five year base period, with 2 two-year and 1 one-year possible extensions. The Department’s total loan servicing volume of more than 40 million existing borrowers will be allocated by the Department to Nelnet Servicing and four other third-party servicers that were awarded a USDS contract. Until servicing under the New Government Servicing Contract goes live, which is anticipated to be in April 2024, the Company will continue to earn revenue for servicing borrowers under its current legacy servicing contract with the Department.
Incremental revenue components earned currently by Nelnet Servicing from the Department under its existing contract (in addition to loan servicing revenue) include:
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
•Origination of consolidation loans. The Department outsources the origination of consolidation loans whereby servicers receive Federal Direct Loan consolidation origination volume based on borrower choice. The Department pays the Company a fee for each completed consolidation loan application it processes. Nelnet Servicing services the consolidation volume it originates.
Once the New Government Servicing Contract goes live, the Company will no longer originate consolidation loans for the Department. However, it will earn incremental revenue under the New Government Servicing Contract as the exclusive service provider to the Department for certain specialty tasks, including managing FFELP guaranty agency rehabilitation loan purchases and providing image repository services, decommissioned servicer data and payment support services, and legacy loan consolidation origination and disbursement support services.
Servicing FFELP loans
NDS services AGM’s FFELP student loan portfolio and the portfolios of third parties. The loan servicing activities include loan conversion activities, application processing, borrower updates, customer service, payment processing, due diligence procedures, funds management reconciliations, and claim processing. These activities are performed internally for the Company's portfolio, in addition to generating external fee revenue when performed for third-party clients.
The Company uses proprietary systems to manage the servicing process. These systems provide for automated compliance with most of the federal student loan regulations adopted under Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”).
The Company serviced FFELP loans on behalf of 94 third-party servicing customers as of December 31, 2023. The Company's FFELP servicing customers include national and regional banks, credit unions, and various state and nonprofit secondary markets. The majority of the Company's external FFELP loan servicing activities are performed under “life of loan” contracts, which essentially provide that as long as the applicable loan exists, the Company shall be the sole servicer of that loan; however, the agreement may contain “deconversion” provisions where, for a fee, the lender may move the loan to another servicer.
The discontinuation of new FFELP loan originations in July 2010 has caused and will continue to cause FFELP servicing revenue to decline as these loan portfolios are paid down.
Servicing private education and consumer loans
NDS conducts servicing activities for private education and consumer loans. Private education loans are non-federal private credit loans made to students or their family; as such, the loans are not issued or guaranteed by the federal government. Although similar in terms of activities and functions as FFELP loan servicing, private education loan servicing activities are not required to comply with provisions of the Higher Education Act and may be more customized to individual client requirements.
The Company has invested and plans to continue to invest in modernizing key technologies and services to position its consumer loan servicing business for the long-term, expanding services to include personal loan products and other consumer installment assets. The Company is in the process of a modernization of its private education and consumer servicing systems. The Company believes improvements in systems will allow for diversified products to be serviced with secure, state-of-the-art application and servicing platforms to drive growth for the Company's client partners. Presenting a very wide market opportunity of new entrants and existing players, consumer lending is expected to be a growth area. In both backup servicing and full servicing partnerships, the Company is a valuable resource for consumer lenders and asset holders as it allows for leveraged economies of scale, high compliance, and secure service to client partners.
As of December 31, 2023, NDS serviced private education and consumer loans on behalf of 28 third-party servicing customers.
In January 2024, Discover announced they were moving the servicing of its approximately $10 billion private education loan portfolio, representing approximately 500,000 borrowers, to the Company. The timing of the conversion of these loans to the Company’s platform is dependent on the timing of Discover’s potential sale of its portfolio.
Providing backup servicing for FFELP, private education, and consumer loans
NDS offers protection against unexpected business failure, or any event that stretches a third-party service provider’s resources beyond its capability to perform essential services, through backup servicing. Backup servicing for loan asset owners, investors, financiers, and other stakeholders is a way to safeguard assets and mitigate financial risk, generally in conjunction with a structured long-term financing of the assets (like an asset-backed securitization).
NDS’s backup service provides a trigger response plan with pre-built system profiles that remain on standby, ready to be utilized if a contracted asset manager or service provider cannot perform its duties. The Company performs testing and maintenance against the loan transfer process each month with backup clients and certifies compliance. For a monthly fee, these arrangements require a 30 to 90 day notice from a triggering event to transfer the customer's servicing volume to the Company's platform and becoming a full servicing customer. NDS offers backup servicing for FFELP, private education, and consumer loans that leverages existing servicing systems and full service experience.
As of December 31, 2023, NDS provided backup servicing arrangements to nine entities for more than 26 million borrowers.
Providing student loan servicing software and other information technology products and services
NDS provides student loan servicing software for servicing federal and private education loans, guaranty servicing software, data center services, and consulting and professional services to support the technology platforms. These proprietary software systems are used internally by the Company and/or licensed to third-party student loan holders and servicers. These software systems have been adapted so they can be offered as hosted servicing software solutions that can be used by third parties for guaranty servicing and to service various types of student loans, including Federal Direct Loan Program and FFEL Program loans. The Company earns a monthly fee from its remote hosting customers for each loan or unique borrower on the Company's platform, with a minimum monthly charge for most contracts. As of December 31, 2023 and 2022, 0.1 million and 6.1 million borrowers, respectively, were hosted on the Company's hosted servicing software solution platforms.
During 2023, the Company’s two Department remote hosted servicing borrowers, representing 6.0 million borrowers as of December 31, 2022, were transferred to other servicers. These transfer decisions were not based on the Company’s performance. The Company has executed an agreement with a third-party servicer awarded a USDS contract with the Department to license its servicing software to such entity and the Company will earn remote hosted servicing revenue from this new customer when USDS goes live, which is anticipated to be in the second quarter of 2024.
Providing outsourced services including call center, processing, and technology services
NDS provides business process outsourcing primarily specializing in contact center management. The contact center solutions and services include taking inbound calls, helping with outreach campaigns and sales, and interacting with customers through multi-channels. Processing services include application processing and verification, payment processing, credit dispute, and account management services. NDS also outsources technology expertise and capacity to supplement development needs in organizations. As of December 31, 2023, NDS provided business process and technology outsourcing to 11 customers.
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
Education Technology Services and Payments
NBS is a service and technology company that operates as the following divisions:
•FACTS
•Nelnet Campus Commerce
•Nelnet Payment Services
•Nelnet International
The majority of this segment’s customers are located in the United States; however, the Company also provides services and technology as part of its Nelnet International division primarily in Australia, New Zealand, and Southeast Asia, and believes there are opportunities to increase its customer base and revenues internationally.
See the MD&A – “Education Technology Services and Payments Operating Segment – Results of Operations” for an overview of the seasonality of the business in this operating segment.
A more detailed description of each NBS division is provided below. For a presentation of NBS revenue disaggregated by service offering into tuition payment plan services revenue, payment processing revenue, and education technology services revenue, see the MD&A – “Education Technology Services and Payments Operating Segment – Results of Operations – Summary and Comparison of Operating Results – Education technology services and payments revenue.” In the discussion below, revenues from the described products and services are included in education technology services revenue in such presentation, unless specifically indicated otherwise.
FACTS
NBS uses the FACTS brand in the K-12 private and faith-based markets. FACTS provides solutions that elevate the K-12 education experience for school administrators, teachers, and families. FACTS solutions include the following products:
•Financial Management
•School Management
•Learning Management

The combination of the Company’s financial, school, and learning management products has significantly increased the value of the Company’s offerings and allows the Company to deliver a comprehensive suite of solutions to schools. FACTS provides services for nearly 12,000 K-12 schools and serves over 4.5 million students and families. FACTS generated $298 million and $248 million in revenue for the years ended December 31, 2023 and 2022, respectively.
Financial Management - FACTS is the market leader in education financial management with services in the following categories:

•Tuition Management	•Grant & Aid	•Advanced Accounting
•Incidental Billing	•Payment Forms	•FACTS Giving
K-12 educational institutions contract with the Company to administer tuition payment plans that allow families to make recurring payments generally over six to 12 months. The Company earns tuition payment plan services revenue by collecting a fee from either the institution or the payer to administer the plan. Additionally, the Company may earn payment processing revenue when families make tuition payments. The Company’s grant and aid assessment service helps K-12 schools evaluate and determine the amount of financial aid to disburse to the families it serves. The Company earns service revenue by charging a fee for grant and aid applications processed.
The Company’s advanced accounting services create efficiencies in school accounting processes with a single system that captures and tracks all tuition and fees. Incidental billing allows schools to bill families for fees that fall outside of regular tuition costs. Payment Forms allows schools to create forms for event registrations and permissions coupled with an automated way to collect payments.
The Company’s giving solution is a comprehensive donation platform that streamlines donor communications, organizes donor information, and provides access to data analysis and reporting. The Company earns subscription fees and payment processing revenues for these services.
School Management - The Company’s school management solutions include the following products:

•Student Information System (SIS)	•Family App	•Parent Alert
•Application & Enrollment	•School Site
FACTS SIS automates the flow of information between school administrators, teachers, and parents and includes administrative processes such as scheduling, cafeteria management, attendance, and grade book management. Family App provides families with mobile access to the information they need and Parent Alert allows for instant communication with families when needed. The Company’s SIS, Family App, and Parent Alert are sold as a subscription service to schools.
Application & Enrollment provides a paperless experience for the admissions office and provides schools with real-time information as applications and enrollment forms are completed. The Company earns a fee per completed application and/or enrollment form.
FACTS School Site is a website content management system for schools to promote and share information with current and prospective families.
Learning Management - The Company’s learning management solutions include the following products:

•Learning Management System	•Content Development	•Professional Development and Coaching
•School Evaluation & Observation	•Instructional Services	•ESSA Consulting
The Company’s learning management system uses innovations such as extended enterprise, social collaborations, and gamification to expand capabilities and engage and motivate learners. In-person and online training and certification is managed with simplified reporting, tracking, and record maintenance. FACTS’ technologies allow customers to update certificate programs or create new custom learning programs to meet emerging needs. The Company earns subscription and content creation fees for these services. Additionally, a fee may be earned from learners completing course offerings.
The Company provides customized professional development and coaching services for teachers and school leaders as well as instructional services for students experiencing academic challenges. The Company also offers an innovative technology product that aids in both teacher and student evaluation. These services provide continuous advanced learning and professional development while helping private schools identify and attain equitable participation in Title I and Title II federal education programs under the Every Student Succeeds Act (ESSA). Due to the increases in federal pandemic-related funds supporting K-12 education under the Emergency Assistance to Non-Public Schools (EANS) program, the Company has experienced a spike in schools asking for services in these areas. One EANS award period ended September 30, 2023 and the final EANS award period ends September 30, 2024, which will have a significant adverse impact to education technology services revenue in future periods.
Nelnet Campus Commerce
NBS uses the Nelnet Campus Commerce brand to offer payment technologies to higher education institutions. Nelnet Campus Commerce offers the following products:
•Tuition Management
•Integrated Commerce
Nelnet Campus Commerce provides service for over 1,000 colleges and universities worldwide and serves over 8 million students and families. Nelnet Campus Commerce generated $129 million and $113 million in revenue for the years ended December 31, 2023 and 2022, respectively.
Tuition Management – Higher education institutions contract with the Company to administer tuition payment plans that allow the student and family to make recurring payments on either a semester or annual basis. The Company earns tuition payment plan services revenue by collecting a fee from either the student or family to administer the plan. Additionally, the Company may earn payment processing revenue when families make tuition payments.
Nelnet Billing & Payments allows schools to send automated bills for tuition and fees, housing, parking, and other campus service offerings and allows students to safely make online payments from anywhere. Nelnet Refunds helps schools stay compliant with federal refund regulations and allows students choice in their refund method. The Company earns hosting, per transaction, and credit card processing fees for its Nelnet Billing & Payments and Nelnet Refunds products. Credit card processing fees are included in payment processing revenue.
Integrated Commerce – Nelnet Campus Commerce integrated commerce solutions help schools maintain revenue sources across campuses including in-person payments, online shopping experiences, and a mobile app. Nelnet Storefront provides online stores for departments across campuses with consolidated views and management by the business office. Nelnet Cashiering allows higher education institutions to manage all in-person payments on campus. Nelnet Checkout streamlines all payments through one system and provides a common make-a-payment experience. The Company earns hosting, per transaction, and credit card processing fees for its integrated commerce solutions. Credit card processing fees are included in payment processing revenue.
Nelnet Payment Services
NBS uses the Nelnet Payment Services brand to provide secure payment processing technology. Nelnet Payment Services supports and provides payment processing services, including credit card and electronic transfers, to the other divisions of NBS and Nelnet in addition to other third-party industries and software platforms across the United States. Nelnet Payment Services offers mobile, in-person, and online solutions for customers to collect, process, and view credit card and Automated Clearing House (ACH) payments. Services rendered by Nelnet Payment Services are Payment Card Industry (PCI) compliant. Nelnet Payment Services earns payment processing revenues through fees for credit card and ACH transactions. Nelnet Payment Services generated $55 million and $50 million in revenue for the years ended December 31, 2023 and 2022, respectively.
Nelnet International
NBS uses the Nelnet International brand to serve customers in the education, local government, and health care industries. Nelnet International products include services and technology that align with the similarly named product categories for FACTS and Nelnet Campus Commerce. Nelnet International offers the following products:
•Integrated Commerce
•Financial Management
•School Management

Nelnet International provides its services and technology to schools in 64 countries, with the largest concentrations in Australia, New Zealand, and the Asia-Pacific region. Nelnet International generated $8 million and $7 million in revenue for the years ended December 31, 2023 and 2022, respectively.
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
School Management – PCSchool is a cloud-based school management platform that provides administrative, information management, financial management, and communication functions for K-12 schools in Australia and New Zealand. Outside of Australia and New Zealand, Nelnet International provides administration products under the FACTS brand. The technology and services provided are consistent with the School Management products described under the FACTS division. The Company earns subscription fees and per transaction revenues for providing these services.
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
Nelnet Financial Services
The Company formally established the Nelnet Financial Services division in 2023 intended to focus on the Company’s key objective to maximize the amount and timing of cash flows generated from its FFELP portfolio and reposition itself for the post-FFELP environment by expanding its private education, consumer, and other loan portfolios.
The creation of NFS resulted in financial results grouped and reported differently to the Company’s chief operating decision maker. In addition to the reportable operating segments of AGM and Nelnet Bank being part of the NFS division, NFS’s other operating segments that are not reportable (that were previously included in Corporate and Other Activities) include:
•The operating results of Whitetail Rock Capital Management, LLC (WRCM), the Company's U.S. Securities and Exchange Commission (SEC)-registered investment advisor subsidiary
•The operating results of Nelnet Insurance Services, which primarily includes multiple reinsurance treaties on property and causality policies
•The operating results of the Company’s investment activities in real estate
•The operating results of the Company’s investment debt securities (primarily student loan and other asset-backed securities) and interest expense incurred on debt used to finance such investments
Asset Generation and Management
AGM includes the acquisition, management, and ownership of the Company's loan assets (excluding loan assets held by Nelnet Bank). Loans consist of federally insured student (originated under the FFEL Program), private education, consumer, and other loans, including investment interests therein. As of December 31, 2023, AGM's loan portfolio was $12.0 billion.
Substantially all of AGM’s loan portfolio (97.0% as of December 31, 2023) is federally insured. The Company earns net interest income on its loan portfolio, and generates a substantial portion of its earnings from the spread, referred to as “loan spread,” between the yield it receives on its loan portfolio and the associated costs to finance such portfolio. See the MD&A - "Nelnet Financial Services Division - Results of Operations - Asset Generation and Management Operating Segment - Loan Spread Analysis,” for further details related to loan spread. In addition to the loan spread earned on its portfolio, all costs and activity associated with managing the portfolio, such as servicing of the assets and debt maintenance, are included in this reportable operating segment.

Origination and acquisition
Since all FFELP loans will eventually pay off, as new FFELP loans are not being originated, a key objective of the Company is to maximize the amount and timing of cash flows generated from its FFELP portfolio and reposition itself for the post-FFELP environment. As such, the Company is actively acquiring private education, consumer, and other loans, or investment interests therein (see below under “Beneficial interest in loan securitizations”), and plans to expand these portfolios. During 2023, the Company purchased $556.1 million of private education, consumer, and other non-FFELP loans. AGM's competition for the purchase of loan portfolios includes banks, hedge funds, and other finance companies.
Credit risk
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
AGM’s private education, consumer, and other loans are unsecured, with neither a government nor a private insurance guarantee. Accordingly, the Company bears the full risk of loss on these loans if the borrower and co-borrower, if applicable, default, which increases the Company’s exposure to credit risk.
Interest rate risk management
Since the Company generates a significant portion of its earnings from its loan spread, the interest rate sensitivity of the Company's balance sheet is very important to its operations. The current and future interest rate environment can and will affect the Company's interest income and net income. The effects on the Company's results of operations as a result of the changing interest rate environments are further outlined in the MD&A - "Nelnet Financial Services Division - Results of Operations - Asset Generation and Management Operating Segment - Loan Spread Analysis" and in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment.”
Beneficial interest in loan securitizations
AGM has partial ownership in consumer, private education, and federally insured student loan third-party securitizations that are classified as "beneficial interest in loan securitizations" and included in "investments and notes receivable" on the Company's consolidated balance sheets. The Company’s partial ownership in each loan securitization grants the Company the right to receive the corresponding percentage of cash flows generated by the securitization. These residual interests were acquired by AGM or have been received in consideration of AGM selling portfolios of loans to unrelated third parties who securitized such loans. As of the latest remittance reports filed by the various trusts prior to or as of December 31, 2023, the Company's ownership correlates to approximately $1.76 billion of loans included in these securitizations.
Nelnet Bank
Nelnet Bank operates as an internet industrial bank franchise with a home office in Salt Lake City, Utah. Nelnet Bank is governed by a board of directors, a majority of the members of which are independent of the Company. As a consolidated subsidiary of the Company, the Bank’s assets, liabilities, results of operations, and cash flows are reflected in the Company’s consolidated financial statements, and the industrial bank charter allows the Company to maintain its other diversified business offerings.
Loans
Nelnet Bank serves a niche market, with a concentration in the private education and unsecured consumer loan markets. Currently, Nelnet Bank offers refinance private education loan options to borrowers that have higher priced private education and/or federal student loan debt and in-school private education loans to students attending higher education institutions. Unsecured consumer loans consist of home improvement loans and refinance loans for consumers to consolidate credit card and other general-purpose debt. Nelnet Bank extends consumer loans to borrowers in all 50 states plus the District of Columbia. As of December 31, 2023, Nelnet Bank’s loan portfolio was $432.9 million.

Deposits
Nelnet Bank’s deposits are interest-bearing and consist of brokered certificates of deposit (CDs), retail and other savings deposits and CDs, and intercompany deposits. Retail and other savings deposits include deposits from Educational 529 College Savings and Health Savings plans, Short Term Federal Investment Trusts (STFIT), and commercial and institutional CDs. The intercompany deposits are deposits from Nelnet, Inc. (parent company) and its subsidiaries and include a pledged deposit of $40.0 million from Nelnet, Inc., as required under a Capital and Liquidity Maintenance Agreement with the Federal Deposit Insurance Corporation (FDIC), deposits required for intercompany transactions, operating deposits, and NBS custodial deposits consisting of tuition payments collected which are subsequently remitted to the appropriate school. As of December 31, 2023, Nelnet Bank had $847.6 million of deposits, of which $104.0 million were intercompany deposits. All intercompany deposits held at Nelnet Bank are eliminated for consolidated financial reporting purposes.
NFS Other Operating Segments
Whitetail Rock Capital Management, LLC
Whitetail Rock Capital Management, a majority-owned subsidiary of the Company, is an SEC-registered investment advisor. As of December 31, 2023, WRCM had $3.3 billion in assets under management for third-party customers, consisting of student loan asset-backed securities ($2.6 billion) and Nelnet stock ($0.7 billion) - primarily shares of Class B common stock. WRCM's core assets under management are FFELP asset-backed securities. Accordingly, WRCM is beginning to transition away from FFELP asset-backed securities to additional asset-backed asset classes (consumer and collateralized loan obligations). WRCM earns annual management fees of 10 basis points to 25 basis points for asset-backed securities under management and a share of the gains from the sale of securities or securities being called prior to the full contractual maturity for which it provides advisory services. WRCM earns annual management fees of five basis points for Nelnet stock under management. During 2023, WRCM earned $6.2 million and $0.5 million in management and performance fees, respectively.
Nelnet Insurance Services
The Company launched a wholly-owned captive insurance subsidiary in 2013 to provide insurance to Nelnet, Inc. and its subsidiaries. The captive insurance company’s capital has grown over the years to $21.3 million as of December 31, 2023. Nelnet Insurance Services, the Company’s operating segment established to include all the Company’s insurance products, entered into multiple reinsurance treaties with third parties on property and casualty policies in 2022 to leverage the captive insurance company’s capital. Reinsurance is an arrangement under which the Company has agreed to indemnify an insurance company, the “ceding company,” for a portion of the insurance and/or investment risks underwritten by the ceding company. As of December 31, 2023, the Company has five treaties that reinsure risk on roughly 70 different insurance programs issued by four carriers. The Company has also entered into arrangements to cede a portion of its exposure, typically 50%, to a third party.
For the year ended December 31, 2023, the Company recognized $20.1 million in reinsurance premiums (net of $21.5 million retroceded to a third party). In addition to premium revenue, the Company earns investment income on its capital and cash premiums it receives, until such amounts are paid out for claims. If premiums exceed the total amount of expenses and eventual losses, the Company recognizes an underwriting profit that adds to the investment income earned.
Investments - real estate
As of December 31, 2023, the Company has approximately 40 real estate investments across the United States with a carrying value of $103.8 million. For the majority of its real estate investments, the Company partners with a third-party co-investor that (i) has asset-specific and/or geographic expertise of the underlying property and (ii) manages the day-to-day operations. The Company’s real estate portfolio includes commercial properties, including office space, industrial, multifamily, and mixed-use properties.
Investment portfolio - debt securities
The Company invests excess cash in debt securities, primarily student loan and other asset-backed securities. Included in NFS’s debt securities portfolio are certain of the Company’s own asset-backed securities (bonds and notes payable) that were issued to finance student loans that the Company repurchased in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company’s consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. As of December 31, 2023, the par value and fair value of the Company’s debt securities held in the NFS division, including its own asset backed securities, was $905.1 million and $828.5 million, respectively. The Company has entered into repurchase agreements (debt), the proceeds of which are collateralized by the asset-backed securities (bond investments). As of December 31, 2023, the Company had $208.2 million of repurchase agreements outstanding that were collateralized by $251.2 million (fair value) of asset-backed securities investments.

Corporate and Other Activities
Other business activities and operating segments that are not reportable and not part of the NFS division are combined and included in Corporate and Other Activities. Corporate and Other Activities include the following items:
•Shared service activities related to internal audit, human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services
•Corporate costs and overhead functions not allocated to operating segments, including executive management, investments in innovation, and other holding company organizational costs
•The operating results of Nelnet Renewable Energy, which include solar tax equity investments made by the Company, administrative and management services provided by the Company on tax equity investments made by third parties, and solar construction and development
•The operating results of certain of the Company’s investment activities, including its investment in ALLO and early-stage and emerging growth companies (venture capital investments)
•Interest income earned on cash balances held at the corporate level and interest expense incurred on unsecured corporate related debt transactions
•Other product and service offerings that are not considered reportable operating segments
Nelnet Renewable Energy
As of December 31, 2023, the Company has invested a total of $271.9 million (which excludes $198.8 million syndicated to third-party investors) in tax equity investments in renewable energy solar partnerships to support the development and operations of solar projects throughout the country. These investments provide a federal income tax credit under the Internal Revenue Code, equaling 30% to 40% of the eligible project cost, with the tax credit available when the project is placed-in-service. The Company is then allowed to reduce its tax estimates paid to the U.S. Treasury based on the credits earned. In addition to the credits, the Company structures the investments to receive quarterly distributions of cash from the operating earnings of the solar project for a period of at least five years (so the tax credits are not recaptured). After that period, the contractual agreements typically provide for the Company’s interest in the projects to be purchased in an exit at the fair market value of the discounted forecasted future cash flows allocable to the Company. Given the expected timing of cash flows and experience the Company has in underwriting these assets, the Company considers these investments a good use of its capital when looking at its capital deployment initiatives.
In addition to making these tax equity investments for the Company’s own portfolio, the Company is syndicating these investments with co-investors with similar tax attributes. The Company has developed expertise in sourcing, underwriting, closing, and managing these investments and believes it has strong relationships with solar developers throughout the country. The Company invests at least 10% in each investment transaction, with its co-investment partners taking the remaining share. The Company earns an upfront management fee based on the amount of capital contributed by the co-investor. The management fee is recognized as income over the duration of the investment (typically five years). In addition, a performance fee is earned and recognized by the Company upon the co-investor’s exit from the investment. The aggregate of the management and performance fees earned from co-investors is typically five to six percent of the capital invested. The Company raised and invested a total of $94.5 million during 2023 on behalf of its co-investors. Due to the management and control of each of these investment partnerships, such partnerships that invest in tax equity investments are consolidated on the Company’s consolidated financial statements, with the co-investor’s portion being presented as noncontrolling interests.
In addition to solar tax equity investments, the Company has a strategy to own solar energy project assets. These assets provide long-term, predictable, and recurring cash flows based on energy production and energy sales to entities, such as utilities, governmental bodies, commercial companies, educational institutions, multi-family landlords, and health care groups. Accordingly, the Company has begun to execute a multi-faceted approach to construct, finance, own, and operate these assets. As part of this strategy, on July 1, 2022, the Company acquired 80% of the ownership interest of two subsidiaries of GRNE Solutions, LLC named GRNE-Nelnet, LLC (GRNE) and ENRG-Nelnet, LLC (ENRG) (collectively referred to as “GRNE Solar”). GRNE is a solar construction company and ENRG is a solar development company. During 2023, the Company rebranded GRNE Solar to gain greater leverage with its overall brand, Nelnet Renewable Energy.
The Company’s solar construction company provides full-service engineering, procurement, and construction (EPC) services to residential homes and commercial entities and contracts to build solar on a fixed fee basis. The development company performs services such as site control, permitting, execution of power purchase agreements, utility interconnections, construction oversight, project finance, and other ancillary services to enable a successful solar photovoltaic project.

Investments
The Company makes investments to further diversify itself both within and outside of its historical core education-related businesses, including investments in ALLO and early-stage and emerging growth companies (venture capital investments).
ALLO
The Company provided fiber communication services through ALLO, a former majority-owned subsidiary, until a recapitalization in 2020 resulted in a deconsolidation of ALLO from the Company’s consolidated financial statements. The Company continues to hold a significant investment in ALLO.
ALLO derives its revenue primarily from the sale of telecommunication services, including internet, telephone, and television services to business, governmental, and residential customers in Nebraska, Colorado, and Arizona, and specializes in high-speed internet and broadband services available through its all-fiber network. As of December 31, 2023, ALLO serves 34 communities and is currently in the process of building their network in 11 communities. The total households in these communities is approximately 440,000. As of December 31, 2023, ALLO served more than 109,000 residential customers and had almost 49,000 business lines, increases from more than 90,000 and nearly 41,000 as of December 31, 2022, respectively. For the year ended December 31, 2023, ALLO recognized approximately $150 million in revenue. ALLO uses debt to fund a portion of its operations and capital needs. As of December 31, 2023, ALLO had approximately $715 million of debt outstanding, an increase from approximately $340 million as of December 31, 2022. ALLO plans to continue to increase market share and revenue in its existing markets and plans to expand to additional communities.
The Company accounts for its approximately 45% voting membership interests in ALLO under the Hypothetical Liquidation at Book Value (HLBV) method of accounting. As of December 31, 2023, the carrying amount of the Company’s voting membership interests was $10.7 million. The Company believes the fair value of its voting membership interests in ALLO is significantly greater than its carrying value. The Company also holds non-voting preferred membership interests in ALLO, which it accounts for as a separate equity investment. The non-voting preferred membership interests of ALLO currently earns a preferred annual return of 6.25% that will increase to 10.0% in April 2024. The accrued preferred return capitalizes to preferred membership interests annually on each December 31. As of December 31, 2023, the carrying amount of the Company’s preferred membership interests was $155.0 million.
Venture capital investments
The Company has invested in early-stage and emerging growth companies and various funds. As of December 31, 2023, the Company has investments in 91 entities and funds and the carrying value of such investments was $285.5 million. The largest investment in the Company’s venture capital portfolio is Agile Sports Technologies, Inc. (doing business as “Hudl.”) As of December 31, 2023, the carrying value of the Company’s investment in Hudl was $165.5 million. The Company accounts for its investment in Hudl using the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company believes the fair value of its ownership in Hudl is significantly greater than its carrying value. Hudl is a leading sports performance analysis company, and its software provides more than 230,000 teams across 40 sports and in 150 countries the insights to be more competitive. David S. Graff, a member of the Company’s Board of Directors, is a co-founder, the chief executive officer, and a director of Hudl.
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

•The Truth-In-Lending Act (TILA) and Regulation Z, which govern disclosures of credit terms to consumer borrowers
•The Fair Credit Reporting Act (FCRA) and Regulation V, which govern the use and provision of information to consumer reporting agencies
•The Equal Credit Opportunity Act (ECOA) and Regulation B, which prohibit discrimination on the basis of race, creed, or other prohibited factors in extending credit
•The Servicemembers Civil Relief Act (SCRA), which applies to all debts incurred prior to commencement of active military service and limits the amount of interest, including certain fees or charges that are related to the obligation or liability
•The Military Lending Act (MLA), which protects active-duty members of the military, their spouses, and their dependents from certain lending practices
•The Electronic Funds Transfer Act (EFTA) and Regulation E, which protect individual consumers engaged in electronic fund transfers (EFTs)
•The Gramm-Leach-Bliley Act (GLBA) and Regulation P, which govern a financial institution’s treatment of nonpublic personal information about consumers and require that an institution, under certain circumstances, notify consumers about its privacy policies and practices
•The California Consumer Privacy Act (CCPA) and California Privacy Rights Act (CPRA), which enhances the privacy rights and consumer protection for residents of California
•The Federal Bankruptcy laws Title 11 of the U.S. Code, which provides for the reduction or elimination of certain debts
•The Electronic Signatures in Global and National Commerce Act (ESIGN), which allows the use of electronic records if the consumer has affirmatively consented to such use and has not withdrawn such consent
•Laws prohibiting unfair, deceptive, or abusive acts or practices (UDAAP)
•Anti-Money Laundering (AML) laws and regulations designed to detect and prevent money laundering and terrorist financing
•Regulations administered and enforced by the Office of Foreign Assets Control (OFAC), which is a U.S. government agency that administers and enforces economic and trade sanctions
•Various laws, regulations, and standards that govern government contractors
As a student loan servicer for the federal government and for financial institutions, including the Company’s FFELP student loan portfolio, the Company is subject to the Higher Education Act (HEA) and related laws, rules, regulations, and policies. The Company is subject to oversight by the Department through the Federal Student Aid Office and the Financial Institution Oversight Service (FIOS) division. The HEA regulates every aspect of the federally insured student loan program. Failure to comply with the HEA could result in fines, the loss of the insurance and related federal guarantees on affected FFELP loans, expenses required to cure servicing deficiencies, suspension or termination of the right to participate as a FFELP servicer, negative publicity, and potential legal claims. The Company has designed its servicing operations to comply with the HEA, and it regularly monitors the Company's operations to maintain compliance. While the HEA is required to be reviewed and reauthorized by Congress every five years, Congress has not reauthorized the HEA since 2008, choosing to temporarily extend the HEA each year since 2013 while Congress works on the next reauthorization. The Company monitors for potential changes to the HEA and evaluates possible impacts to its business operations.
The Company’s New Government Servicing Contract that became effective April 24, 2023 requires us to comply with the Federal Acquisition Regulations, which regulates the procurement, award, administration, and performance of U.S. government contracts.
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
As a third-party service provider to financial institutions, the Company is subject to the standards set by the Federal Financial Institutions Examination Council (FFIEC). FFIEC is a formal interagency body of the U.S. government empowered to prescribe uniform principles, standards, and report forms for the federal examination of financial institutions by the Federal Reserve Banks, the FDIC, and the CFPB, and to make recommendations to promote uniformity in the supervision of financial institutions.
Data privacy and security standards, laws, and regulations that may apply to the Company, such as the National Institute of Standards and Technology (NIST) Special Publication 800-53, Payment Card Industry Data Security Standard (PCI DSS), FTC Safeguards Rule, and New York Codes, Rules, and Regulations (NYCRR) Chapter 23 part 500, among others, are becoming more rigorous. In addition, data security and breach incident response continues to be a focus for policymakers at the federal and state levels. Any actual or perceived non-compliance with such obligations by the Company or third-party service providers could result in proceedings, investigations, or claims against the Company by federal and/or state regulatory authorities, customers, or others, leading to reputational harm, higher liability and indemnity obligations, significant fines, litigation costs, or additional reporting requirements or oversight.
Many states have enacted laws regulating and monitoring the activity of student loan servicers. Some of these laws stipulate additional licensing fees which increase the Company’s cost of doing business. Where the Company has obtained licenses, state licensing statutes may impose a variety of requirements and restrictions on the Company. In addition, these statutes may also subject the Company to the supervisory and examination authority of state regulators in certain cases, and the Company will be subject to and experience exams by state regulators. If the Company is found to not have complied with applicable laws, regulations, or requirements, it could: (i) lose one or more of its licenses or authorizations, (ii) become subject to a consent order or administrative enforcement action, (iii) face lawsuits (including class action lawsuits), sanctions, or penalties, or (iv) be in breach of certain contracts, which may void or cancel such contracts. The Company anticipates additional states adopting similar laws.
Education Technology Services and Payments
NBS provides tuition management services, payment processing solutions, and school information software for K-12 schools and tuition management services and payment processing solutions for higher education institutions. The Company also provides payment technologies and payment services for software platforms, businesses, and nonprofits beyond the K-12 and higher education space. As a service provider that takes payment instructions from institutions and their constituents and sends them to bank partners, the Company is directly or indirectly subject to a variety of federal and state laws and regulations. The Company's contracts with clients and bank partners may require the Company to comply with these laws and regulations.
The Company's payment processing services are subject to the EFTA and Regulation E, which govern automatic deposits to and withdrawals from deposit accounts, and customers’ rights and liabilities arising from the use of debit cards and certain other electronic banking services. The Company assists bank partners with fulfilling their compliance obligations pursuant to these requirements.
The Company's payment processing services are also subject to the National Automated Clearing House Association (NACHA) requirements, which include operating rules and risk management procedures to govern the use of the ACH Network. These rules are designed to make the ACH Network efficient, reliable, and secure for its members. Because the ACH Network uses a batch process, the importance of proper submissions by NACHA members is magnified. The Company is also impacted by laws and regulations that affect the bankcard industry. The Company is registered with the card brand payment networks as a service provider and is subject to their respective rules.
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
On September 14, 2023, the CFPB issued an industry and markets report specific to tuition payment plans in higher education. This report builds on other recent work by the CFPB including reports on financial products and services offered by colleges or in college settings and recent supervisory examinations of institutional student lenders. Based on the CFPB’s focus, the higher education industry may be required to make changes to their product offerings and disclosures. These changes may impact the products and services provided by NBS.
Nelnet Financial Services
Nelnet Bank
Nelnet Bank is a Utah industrial bank that is regulated by the FDIC and the Utah Department of Financial Institutions (UDFI). As an originator of private education and consumer loans, Nelnet Bank is subject to federal and state consumer protection, privacy, and related laws and regulations. In addition to having to comply with the majority of laws and regulations addressed in the Loan Servicing and Systems section, there are additional laws and regulations Nelnet Bank must follow. Some of the more significant laws and regulations applicable to Nelnet Bank include:
•Regulation W and Federal Reserve Act Sections 23A and 23B, which prevents losses to a bank resulting from affiliate engagement and transfer of a bank’s federal deposit insurance safety net to an affiliate
•Community Reinvestment Act, which encourages depository institutions to help meet the credit needs of the communities in which they operate
•Federal Trade Commission (FTC) Act, which prevents unfair or deceptive acts or practices and ensures consumer privacy (including the Telephone Sales Rule, FTC Guides Concerning the Use of Endorsements and Testimonials in Advertising, and FTC Policy Statement Regarding Advertising Substantiation)
•Regulation O, which places limits and conditions on credit extensions that a bank can offer to its executive officers, principal shareholders, directors, and related interests
•Right to Financial Privacy Act, which establishes specific procedures that government authorities must follow when requesting a customer’s financial records from a bank or other financial institution
•BSA/AML, which specifies the Bank’s commitment to compliance with the Bank Secrecy Act, Anti-Money Laundering (BSA/AML) laws and regulations, including the USA PATRIOT Act, that were enacted to require financial institutions in the United States to assist U.S. government agencies with detecting and preventing money laundering and terrorist financing
Regulation D, the Truth in Savings Act (reserve requirements), and Regulation DD (disclosure of deposit terms to customers) will be applicable to Nelnet Bank once consumer deposit products are launched, which is tentatively scheduled for the third quarter of 2024.
Corporate
Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, data privacy laws and regulations that include requirements with respect to nonpublic personal information such as data minimization, purpose limitation, transparency, accountability, integrity, and confidentiality. For example, in the United States, certain of the Company’s operating segments and their financial institution clients are within the corresponding capacities in which they operate, subject to the FTC’s and the federal banking regulators’ privacy and information safeguarding requirements under the GLBA. The GLBA requires financial institutions to periodically disclose their privacy policies and practices relating to sharing such information and enables customers to opt out of the disclosing institution’s ability to share information with third parties under certain circumstances. Other federal and state laws and regulations also impact the Company’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The GLBA, under the Safeguards Rule, further requires financial institutions to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information. Depending on the Company operating segment and the capacities in which they operate, various other domestic federal laws with data privacy and protection requirements may also be relevant such as the FERPA and Fair Credit Reporting Act. Data privacy and data protection are also areas of increasing state legislative focus. For example, several states where the Company does business, including California, Virginia, Colorado, Connecticut, and Utah have adopted comprehensive data privacy laws. Similar comprehensive privacy laws may be adopted by other states where the Company does business. The federal government may also pass data privacy or data protection legislation. In addition, it is estimated that over 130 countries worldwide have instituted some form of privacy or data protection law. Of these laws, one of the prominent is the General Data Protection Regulation (GDPR), which applies to countries in the European Economic Area (EEA) notwithstanding the United Kingdom where the identical law was maintained but is specifically referred to as the UK GDPR. The GDPR contains extensive compliance obligations and provides for substantial penalties for non-compliance and has expansive extraterritorial scope that reaches beyond the boundaries of the EEA and the UK.
The Company’s renewable energy business is subject to and depends in significant part upon complex federal, state, and other laws and regulations, including the Inflation Reduction Act, which regulate and, in some instances, incentivize the production of renewable energy.
Intellectual Property
The Company owns numerous trademarks and service marks (“Marks”) to identify its various products and services. As of December 31, 2023, the Company has a significant number of registered Marks. The Company actively asserts its rights to these Marks when it believes infringement may exist. The Company believes its Marks have developed and continue to develop strong brand-name recognition in the industry and the consumer marketplace. The Company owns many copyright-protected works, including its various computer system codes and displays, websites, and marketing materials. The Company also has trade secret rights to many of its processes and strategies and its software product designs. The Company's software products are protected by both registered and common law copyrights, as well as strict confidentiality and ownership provisions placed in license agreements, which restrict the ability to copy, distribute, or improperly disclose the software products. The Company also has adopted internal procedures designed to protect the Company's intellectual property.
Human Capital Resources
The Company’s associates are critical to its success, and the executive team puts significant focus on human capital resources. In addition, the executive team regularly updates the Company’s Board of Directors and its committees on the operation and status of human capital trends and activities. Key areas of focus for the Company include:
Headcount data
Total associate headcount by reportable segment as of December 31, 2023, follows:

	Number	Percent of total
NDS	3,955	52.5%
NBS	2,736	36.2
Nelnet Bank	56	0.7
AGM	15	0.2
Corporate and other	788	10.4
	7,550	100.0%
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

In 2023, the Company conducted an associate culture survey using a leading outside firm that specializes in employee engagement. Eighty-eight percent of the Company’s associates participated in the survey. There were many questions, but the overarching goal of the survey was to determine overall associate engagement through understanding of how associates feel about working for the Company and if associates would recommend the Company as a great place to work. The results of the survey were an overall engagement score of 74 out of 100, which was slightly better than the survey provider’s industry benchmark. The Company’s management team collected all the feedback and is focusing on making associate-suggested changes so the Company becomes an even better place to work.
For 2023, associate voluntary turnover was 24%, a decrease from 25% in 2022 and 28% in 2021. The average associate has nearly eight years of service.
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
As of December 31, 2023, the Company’s workforce was approximately 66% women. People of color, as defined by the U.S. Equal Employment Opportunity Commission's EEO-1 race and ethnicity categories for the U.S., represented approximately 33% of the Company’s workforce (based on associate self-identification), an increase from 29%, 27%, and 20% as of December 31, 2022, 2021, and 2020, respectively. The Company is making progress in the number of women and people of color working in leadership positions (defined by the Company as an associate with one or more direct reports) across the organization. As of December 31, 2023, women held 52% of leadership positions in the Company, and people of color held 11% of leadership positions in the Company, an increase from 8% as of December 31, 2020. The Company has acknowledged that people of color are underrepresented in leadership positions at Nelnet and is committed to fostering an inclusive workforce that reflects the diversity in the communities the Company serves and that provides opportunity for all associates to advance and thrive.
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
The Company is committed to the continued development of its people. Strategic talent reviews and succession planning occur on a planned cadence annually across all business areas. The executive team convenes meetings with senior leadership and the board of directors to review top enterprise talent. The Company continues to provide opportunities for associates to grow their careers internally, with 60% of open management positions filled internally during 2023.

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
Training is provided in a number of formats to accommodate the learner’s style, location, and technological knowledge and access, including instructor-led courses and hundreds of online courses in the Company’s learning management system. The Company also offers tuition assistance to associates for degree programs, non-degree seeking individual classes, or certificate programs. During 2023, the Company paid almost $540,000 in tuition assistance for its associates.
Competitive pay, benefits, and wellness
The general compensation philosophy of the Company, as an organization that values the long-term success of its shareholders, customers, and associates, is that the Company will pay fair, competitive, and equitable compensation designed to encourage focus on the long-term performance objectives of the Company and is differentiated based on both the individual’s performance and the performance of his or her respective business segment. In carrying out this philosophy, the Company structures its overall compensation framework with the general objectives of encouraging equity ownership in the Company, savings, wellness, productivity, and innovation. In addition, total compensation is intended to be market competitive compared with select industry surveys, internally consistent, and aligned with the philosophy of a performance-based organization. The Company provides a comprehensive benefits package, opportunities for retirement savings, and a robust wellness program. The holistic wellness program focuses on four pillars: personal, professional, physical, and financial well-being.
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
Loan Portfolio
Our loan portfolios, and investment interests therein, are subject to prepayment risk, credit risk, and certain risks related to interest rates, and the derivatives we use to manage interest rate risks, each of which could reduce the expected cash flows and earnings on our portfolios.
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
If the federal government or the Department initiate additional loan forgiveness or cancellation, other repayment options or plans, or consolidation loan programs, such initiatives could further increase prepayments and reduce interest income. Even if a broad debt cancellation program only applied to student loans held by the Department, such program could result in a significant increase in consolidations of FFELP loans to Federal Direct Loan Program loans and a corresponding increase in prepayments with respect to our FFELP loan portfolio, and also a decrease in our third-party FFELP loan servicing revenues.
Since late 2021, we have experienced accelerated run-off of our FFELP loan portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans as a result of initiatives offered by the Department for FFELP borrowers to qualify for loan forgiveness under various programs and the continued extension of the CARES Act payment pause on Department held loans. The CARES Act suspended federal student loan payments and interest accruals on all loans owned by the Department beginning in March 2020 and was extended multiple times through August 2023.
The Department announced a broad based student debt relief plan in August 2022, which provided targeted student debt cancellation to borrowers with loans held by the Department with unconditional loan cancellation in amounts of up to $20,000 for eligible borrowers who received a Pell Grant, or of up to $10,000 for eligible borrowers who did not receive a Pell Grant. Federal courts blocked implementation of the Department’s broad based student debt relief plan and on June 30, 2023, the Supreme Court struck down the Department’s plan. While such forgiveness plan has been invalidated, in February 2024, the Biden-Harris Administration (the “Administration”) proposed regulations that would allow the Department to cancel student debt for borrowers facing hardship related to their student loans. The proposed regulations enumerate numerous factors to determine hardship, including household income, total debt balances, and essential expenses, like healthcare and childcare. Under the proposed regulations, the Department could automatically cancel all or part of the student loans of borrowers who the Department determines, through data in its possession, are experiencing hardship such that their student loans are at least 80% likely to be in default within two years. The proposed regulations allow for the Department to provide additional student debt cancellation to borrowers experiencing hardship through an application or an automatic process.
In addition, on July 10, 2023, the Department issued final regulations on income-driven repayment plans for Federal Direct loans. Eligible FFELP borrowers can access the new changes by consolidating their loans into the Federal Direct Loan Program. The new regulations are effective July 1, 2024; however, the Department has elected early implementation for some features starting June 30, 2023. The regulations provide a lower monthly loan payment on a Direct loan by decreasing discretionary income, decreasing the percentage of discretionary income that must be paid toward a Direct loan, and providing the option for married borrowers to exclude their spouse’s income from being factored by filing a separate tax return. Other changes provide for the elimination of accrued interest that is not covered by the monthly payment amount, provide credit towards loan forgiveness that counts certain periods of deferment and forbearance, a shorter loan forgiveness period for borrowers with an original principal balance less than or equal to $12,000, and credit toward loan forgiveness for eligible payments on a Direct or FFELP loan that is repaid by a Direct Consolidation loan. This new income-driven repayment plan may increase consolidation activity in the future as FFELP borrowers consolidate their loans into the Federal Direct Loan Program in order to be eligible for the new income-driven repayment plan.

We cannot predict how or what programs or policies will be impacted by any actions that the Administration, Congress, or the federal government may take, the timing of when such programs or policies may be implemented, and/or the ultimate outcome thereof. In addition, any changes to government programs or policies may be legally challenged, which may affect the extent and timing of these changes and the resulting impact they may have on our businesses, financial condition, or results of operations. New or modified Government programs or policies may lead to increased call volumes, and have a negative effect on the level of service we are able to provide.
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
Credit risk - loans
Future losses due to defaults on loans held by us present credit risk which could have a material adverse impact on our business, financial condition, or results of operations. Our estimated allowance for loan losses is based on periodic evaluations of the credit risk in our loan portfolios, including the consideration of the following factors (as applicable), for each of our loan portfolios: loans in repayment versus those in nonpaying status; delinquency status; type of private education or consumer loan program; trends in defaults in the portfolio based on internal and industry data; past experience; trends in federally insured student loan claims rejected for payment by guarantors; changes to federal student loan programs; the FICO scores of borrowers; current macroeconomic factors, including unemployment rates, gross domestic product, and consumer price index; and other relevant qualitative factors.
The vast majority (93.6%) of our student loan portfolio is federally guaranteed, which limits our loss exposure on the outstanding balance of our federally guaranteed portfolio. Our private education and consumer loans are unsecured, with neither a government nor a private insurance guarantee. Accordingly, we bear the full risk of loss on these loans if the borrower and co-borrower, if applicable, default. We are actively expanding our acquisition of private education and consumer loan portfolios, which increases our exposure to credit risk.
If future defaults on loans held by us are higher than anticipated, which could result from a variety of factors such as downturns in the economy, regulatory or operational changes, and other unforeseen future trends, or actual performance is significantly worse than currently estimated, our estimate of the allowance for loan losses and the related provision for loan losses in our consolidated statements of income would be materially adversely affected.
Credit risk - beneficial interest in loan securitizations
We own partial ownership in consumer, private education, and federally insured student loan third-party securitizations that are classified as "beneficial interest in loan securitizations" and included in "investments and notes receivable" on our consolidated balance sheets. These residual interests were acquired by us or have been received as consideration as the result of selling portfolios of loans to unrelated third parties who securitized such loans. As of the latest remittance reports filed by the various trusts prior to or as of December 31, 2023, the Company's ownership correlates to approximately $1.76 billion of loans included in these securitizations. As of December 31, 2023, the investment balance on our consolidated balance sheet of its beneficial interest in loan securitizations was $225.1 million.
Our partial ownership percentage in each loan securitization grants us the right to receive the corresponding percentage of cash flows generated by the securitization. The cash flows generated from the securitizations are highly subject to credit risk (defaults). If defaults are higher than management's current estimate, future cash flows and investment interest income (earnings) from these securitizations would be adversely impacted. In addition, the value of the current investment balance may not be recoverable, resulting in an adverse impact to our operating results.
Interest rate risk - basis and repricing risk
We are exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of our loan assets do not always match the interest rate characteristics of the funding for those assets.
We fund the majority of the FFELP student loan assets in our AGM segment with one-month or three-month Secured Overnight Financing Rate (SOFR) indexed floating rate securities. Meanwhile, the interest earned on our FFELP student loan assets is indexed to 30-day average SOFR, three-month commercial paper, and three-month Treasury bill rates. The differing interest rate characteristics of our loan assets versus the liabilities funding these assets result in basis risk, which impacts the excess spread earned on our loans. We also face repricing risk due to the timing of the interest rate resets on our liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on our assets, which generally occur daily. In a declining interest rate environment, this may cause our variable student loan spread to compress, while in a rising interest rate environment, it may cause the variable spread to increase.
As of December 31, 2023, our AGM segment had $10.9 billion, $0.4 billion, and $0.4 billion of FFELP loans indexed to the 30-day average SOFR, three-month commercial paper, and three-month Treasury bill rate, respectively, all of which reset daily, and $2.8 billion of debt indexed to 90-day SOFR, which resets quarterly, and $6.8 billion of debt indexed to 30-day SOFR, which resets monthly. While these indices are all short term in nature with rate movements that are highly correlated over a longer period of time, the indices' historically high level of correlation may be disrupted in the future due to capital market dislocations or other factors not within our control. In such circumstances, our business, financial condition, or results of operations could be materially adversely affected.
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
For the years ended December 31, 2023, 2022, and 2021, we earned $2.2 million, $57.4 million, and $142.6 million, respectively, of gross fixed rate floor income. The decrease in the amount of fixed rate floor income earned by us was due to an increase in interest rates. Absent the use of derivative instruments, a rise in interest rates reduces the amount of floor income received and has a negative impact on earnings due to interest margin compression caused by increased financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with their SAP formulas. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed rate loans effectively convert to variable rate loans, the impact of the rate fluctuations is reduced. Based on current interest rates, we do not anticipate earning a significant amount of fixed rate floor income in the foreseeable future. For example, during the fourth quarter of 2023, we earned gross fixed rate floor income of $0.2 million.
Interest rate risk - use of derivatives
We utilize derivative instruments to manage interest rate sensitivity. See note 5 of the notes to consolidated financial statements included in this report for additional information on derivatives used by us to manage interest rate risk. Our Non-Nelnet Bank derivative instruments are intended as economic hedges but do not qualify for hedge accounting. Our Nelnet Bank derivative instruments are structured so that each is economically effective; however, because the derivatives are hedging intercompany deposits, the derivative instruments are not eligible for hedge accounting in the consolidated financial statements. Consequently, the “mark-to-market” change in fair value of our derivative instruments is included in our operating results. Changes or shifts in the forward yield curve can significantly impact and have impacted the valuation of our derivatives, and in turn can significantly impact and have impacted our results of operations.
Developing an effective strategy for dealing with movements in interest rates is complex, and no strategy can completely insulate us from risks associated with such fluctuations. Because many of our non-Nelnet Bank derivatives are not balance guaranteed to a particular pool of student loans and we may not elect to fully hedge our risk on a notional and/or duration basis, we are subject to the risk of being under or over hedged, which could result in material losses. In addition, our interest rate risk management activities could expose us to substantial mark-to-market losses if interest rates move in a materially different way than was expected based on the environment when the derivatives were entered into. As a result, our economic hedging activities may not effectively manage our interest rate sensitivity, may not have the desired beneficial impact on our results of operations or financial condition, and may cause volatility in our results of operations or have a material adverse impact on our business, financial condition, or results of operations.

The Commodity Futures Trading Commission requires over-the-counter derivative transactions to be executed through an exchange or central clearinghouse. The clearing rules require us to post substantial amounts of liquid collateral when executing new derivative instruments, which could negatively impact our liquidity and capital resources and may prevent or limit us from utilizing derivative instruments to manage interest rate sensitivity and risks. However, the clearing requirements reduce counterparty risk associated with over-the-counter derivative instruments.
For derivatives not required to be executed through an exchange or central clearinghouse (“non-centrally cleared derivatives,”) we are exposed to credit risk. All of Nelnet Bank’s derivatives are non-centrally cleared derivatives. We attempt to manage credit risk by entering into transactions with high-quality counterparties. When the fair value of a non-centrally cleared derivative is positive (an asset on our balance sheet), this generally indicates that the counterparty owes us if the derivative was settled. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative less any collateral held by us. If we were unable to collect from a counterparty, we would have a loss equal to the amount at which the derivative is recorded on the consolidated balance sheet. When the fair value of the derivative is negative (a liability on our balance sheet), we would owe the counterparty if the derivative was settled. If the negative fair value of derivatives with a counterparty exceeds a specified threshold, we may have to make a collateral deposit with the counterparty. As of December 31, 2023, Nelnet Bank had a total notional amount of $140.0 million of derivatives outstanding, and the gross fair value of such derivatives in an asset position was $0.5 million and in a liability position was $2.0 million.
Interest rate movements have an impact on the amount of payments we are required to settle with our clearinghouse on a daily basis and collateral we are required to deposit with our derivative instrument counterparties. We attempt to manage market risk associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken. However, if interest rates move materially and negatively impact the fair value of our derivative portfolio or if we enter into additional derivatives for which the fair value subsequently becomes negative, we could be required to pay a significant amount of variation margin to our clearinghouse and/or collateral to our derivative instrument counterparties. These payments could have a material adverse effect on our results of operations, financial condition, liquidity, or capital resources.
Interest rate risk - replacement of LIBOR as a benchmark rate
On June 30, 2023, the LIBOR administrator ceased publication (on a representative basis) of all USD LIBOR rates. As of June 30, 2023, the interest earned on a principal amount of $12.0 billion of our FFELP student loan assets held by our AGM segment was indexed to one-month LIBOR, and the interest paid on a principal amount of $10.5 billion of our FFELP student loan asset-backed debt securities to fund such loans was indexed to one-month or three-month LIBOR. In addition, the majority of our derivative financial instrument transactions used to manage LIBOR interest rate risks were indexed to LIBOR.
We relied on fallback provisions to transition financial contracts from LIBOR to SOFR. The SAP formula for our FFELP loans, the majority of which were indexed to one-month LIBOR, were not able to be modified without legislative action. On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the LIBOR Act) was signed into law. The LIBOR Act provides that for contracts that contain no fallback provision or contain fallback provisions that do not identify a specific USD LIBOR benchmark replacement (including the SAP formula for FFELP loans), a benchmark replacement based on SOFR will automatically replace the USD LIBOR benchmark in the contract after June 30, 2023. Following the enactment and implementation of the LIBOR Act, all of our financial instruments which were indexed to USD LIBOR transitioned to SOFR after June 30, 2023. Specifically, after June 30, 2023, the SAP formula for FFELP loans transitioned to 30-day average SOFR and our LIBOR-indexed FFELP asset-backed debt securities also transitioned to a short-term SOFR index. In addition, our LIBOR-indexed derivatives transitioned to the fallback rate (SOFR) as defined in the individual agreements and/or published industry guidelines, as applicable.
The market transition away from the previous LIBOR framework could result in significant changes to the interest rate characteristics of our prior LIBOR-indexed assets and funding for those assets. We are still uncertain as to the long-term relationship between overnight SOFR and Term SOFR as they are new indices, and our assumptions with respect to this relationship may evolve over time. To the extent that the spread between these indices were to widen, it could adversely impact future interest income earned on our FFELP student loan portfolio.
Our loan portfolios and other assets and operations could experience adverse impacts from natural disasters, widespread health crises similar to the COVID-19 pandemic, terrorist activities, or international hostilities.
Natural disasters, widespread health crises similar to the COVID-19 pandemic, terrorist activities, or international hostilities, including the conflict in Ukraine, the Middle East, and similar conflicts, could affect the financial markets or the economy in general or in any particular region and could lead, for example, to an increase in loan delinquencies, borrower bankruptcies, or defaults that could result in higher levels of nonperforming assets, net charge-offs, and provisions for credit losses, as well as have adverse effects on our other assets and business operations. We cannot predict specifically when and where such events will occur, or the full nature and extent thereof, and our resiliency planning may not be sufficient to mitigate the adverse consequences of such events. The adverse impact of such events could also be increased to the extent that there is insufficient preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses that we transact with, particularly those that we depend upon but have no control over.
Liquidity and Funding
The current maturities of our loan warehouse financing facilities do not match the maturities of the related funded loans, and we may not be able to modify and/or find alternative funding related to the loan collateral in these facilities prior to their expiration.
The majority of our portfolio of loans is funded through asset-backed securitizations that are structured to substantially match the maturities of the funded assets, and there are minimal liquidity issues related to these facilities. We also have loans funded in shorter term warehouse facilities, as described in note 4 of the notes to consolidated financial statements included in this report. The current maturities of the warehouse facilities do not match the maturity of the related funded assets. Therefore, we will need to modify and/or find alternative funding related to the loan collateral in these facilities prior to their expiration. In addition, our warehouse facilities contain certain financial covenants. Any noncompliance with these covenants could result in a requirement for the immediate repayment of any outstanding borrowings under the facilities.
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
We invest a substantial portion of our excess cash in student loan and other asset-backed securities that are subject to market fluctuations. Our amortized cost and the fair value of these investments was $982.9 million and $955.9 million, respectively, as of December 31, 2023. The majority of our asset-backed securities earn floating interest rates with expected returns of approximately SOFR + 100 to 350 basis points to maturity. Our portfolio of asset-backed securities has limited liquidity, and we could incur a significant loss if the investments were sold prior to maturity at an amount less than the original purchase price.
We will need to extend, refinance, or repay the repurchase agreement funding the purchase of certain private education loan asset-backed securities that we must retain as sponsor of the underlying securitizations, since the current maturities of the agreement do not match the required holding period for the related securities and we must pay additional equity support if the fair value of the securities subject to the agreement becomes less than the original purchase price of the securities.
During 2021, we sponsored four asset-backed securitization transactions to permanently finance a total of $8.7 billion of private education loans sold by Wells Fargo. As sponsor, we are required to provide a certain level of risk retention, and we have purchased bonds issued in such securitizations to satisfy this requirement. The bonds purchased to satisfy the risk retention requirement are reflected on our consolidated balance sheets as "investments and notes receivable" and as of December 31, 2023, the fair value of these bonds was $252.9 million. We must retain these investment securities until the latest of (i) two years from the closing date of the securitization, (ii) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance, and (iii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time we can sell the investment securities (bonds) to a third party. We entered into repurchase agreements with third parties, the proceeds of which were used to purchase a portion of the asset-backed investments, and such investments serve as collateral on the repurchase obligations. As of December 31, 2023, one repurchase agreement remains outstanding.
As of December 31, 2023, $208.2 million was outstanding on our repurchase agreement, of which $117.8 million was borrowed to fund the private education loan securitization bonds subject to our risk retention requirements. The agreement, as of December 31, 2023, has various maturity dates through December 20, 2024, but is subject to early termination upon required notice provided by us or the applicable counterparty prior to the maturity dates. We must pay additional cash as equity support if the fair value of the securities subject to the agreement becomes less than the original purchase price of the securities.
The current maturity of the repurchase agreement does not match the required holding period for, or the maturity of, the related funded assets. Therefore, we will need to continue to extend the maturity of the agreement, find alternative funding for the related investment securities collateral prior to the agreement’s expiration, and/or repay the outstanding balance. If we are unable to extend the maturity of the agreement and/or find alternative funding, it could have a material adverse impact on our business, financial condition, liquidity, or results of operations.

Operations
Our largest fee-based customer, the Department of Education, represented 32% of our revenue in 2023. Our inability to consistently surpass competitor performance metrics, unfavorable contract modifications or interpretations, or the loss of servicing borrower volume due to broad based debt cancellation by the Department, could significantly lower servicing revenue in our LSS segment, hinder future service opportunities, and have a material adverse impact on our business, financial condition, or results of operations.
As of December 31, 2023, Nelnet Servicing was servicing $494.7 billion of government owned student loans for 14.5 million borrowers. For the year ended December 31, 2023, our LSS segment recognized $412.5 million in revenue from the Department, which represented 32% of our revenue.
In April 2023, Nelnet Servicing received a contract award from the Department, pursuant to which it was selected to provide continued servicing capabilities for the Department’s student aid recipients under a new Unified Servicing and Data Solution contract which will replace the existing legacy Department student loan servicing contract. The New Government Servicing Contract was effective April 24, 2023 and has a five year base period, with 2 two-year and 1 one-year possible extensions. Until servicing under the New Government Servicing Contract goes live, which is anticipated to be in April 2024, we will continue to earn revenue for servicing borrowers under our current legacy servicing contract with the Department. Assuming borrower volume remains consistent under the New Government Servicing Contract, we expect revenue earned on a per borrower blended basis will decrease under the New Government Servicing Contract versus the current legacy contract.
New loan volume is allocated among the Department servicers based on certain service level and portfolio performance metrics established by the Department and compared among all loan servicers. The amount of future allocations of new loan volume could be negatively impacted if we are unable to consistently surpass comparable competitor and/or other performance metrics. In addition, if any current or future Department servicing contracts become subject to unfavorable modifications or interpretations by the Department, including adverse pricing changes, servicing revenue would be negatively impacted and could result in potential restructuring charges that may be necessary to re-align our cost structure with our servicing operations. For example, in 2023, the Department transferred one million borrowers serviced by us to another servicer. In addition, due to lack of Federal government appropriations the Department may modify its cost under existing contracts with its servicers and accordingly reduce servicers’ required servicing activities, and such modifications could adversely impact the Company’s servicing revenue and operating results, as well as the level of service we are able to provide, that may result in additional scrutiny from federal and state government regulatory agencies and reputation damage. For example, in April 2023, the Department modified the current contract to reduce the monthly fee by $0.19 per borrower on certain borrower statuses.
Further, we are partially dependent on our existing Department contract to broaden servicing operations with the Department, other federal and state agencies, and commercial clients. The size and importance of this contract provides us the scale and infrastructure needed to profitably expand into new business opportunities. Loss of existing loan volume to other Department servicers, or because of widespread or targeted student debt cancellation to borrowers with loans held by the Department (see the risk factor discussion under the caption “Loan Portfolio - Prepayment risk” above for additional information concerning risk of widespread or targeted student loan debt cancellation), would adversely impact loan servicing revenue and could significantly hinder future opportunities, as well as result in potential restructuring charges that may be necessary to re-align our cost structure with our servicing operations.
Climate change manifesting as physical or transition risks could have a material adverse impact on our operations, vendors, and customers.
Our businesses, and the activities of our vendors and customers, could be impacted by climate change. Climate change could manifest as a financial risk to us either through changes in the physical climate or from the process of transitioning to a low-carbon economy, including changes in climate policy or in the regulation of businesses with respect to risks posed by climate change. Climate-related physical risks may include altered distribution and intensity of rainfall; prolonged droughts or flooding; increased frequency and severity of wildfires, hurricanes, and tornadoes; rising sea levels; and a rising heat index. In addition to possible changes in climate policy and regulation, potential transition risks may include economic and other changes engendered by the development of low-carbon technological advances and/or changes in consumer and business preferences toward low-carbon goods and services. These climate-related physical risks and transition risks could have a financial impact on us, and on our vendors and customers, including declines in asset values; cost increases; reduced availability and/or increased cost of insurance; reduced demand for certain goods and services; increased loan delinquencies, bankruptcies, events of default, and force majeure events; increased interruptions to business operations and services; adverse supply chain impacts; and negative consequences to business models and the need to make changes in response to those consequences.

The profitability and risk profile of our renewable energy business may be impacted by the terms and availability of federal incentives, regulatory uncertainty, climate change risk, supply chain risk, rising debt, labor, and construction costs, and other risks and costs associated with the construction, financing, sale, and operation and maintenance of renewable energy projects.
The operation and profitability of our renewable energy business is subject to and depends in significant part upon complex federal, state, and other laws and regulations, including the Inflation Reduction Act, which regulate and, in some instances, incentivize the production of renewable energy. Any reductions or modifications to, or the elimination or adverse interpretation of, governmental regulations or incentives that support renewable energy, or the imposition of taxes, tariffs, or other assessments on renewable energy or renewable energy equipment, could negatively impact this business unit. For instance, the imposition or modification of prevailing wage laws and apprenticeship requirements applicable to solar projects, or increase in prevailing wage rates applicable to solar projects, can significantly impact project viability and cost of compliance. Our ability to proceed with solar projects under development and to complete and finance the construction of such projects on schedule and within budget may be adversely affected by escalating costs for materials, labor, insurance, and regulatory compliance, operational risks as described below, inability to obtain requisite permits, disputes involving contractors/subcontractors, land owners, offtakers, solar developers, financing parties, and/or other entities, rising interest rates and cost of debt service, and changes in key assumptions underlying the forecasted model and budget for project development and operation. If any renewable energy project under our long-term ownership or financed by us or otherwise constructed by us is not completed, is delayed, is subject to changes in size, scope, or design, or is subject to cost overruns, we may incur material costs that we may not be able to recover through regulatory or other contractual mechanisms, including obligations to make delay or termination payments, to incur costs without ability to recoup those costs via change order or re-pricing, loss of tax credits and benefits, loss of environmental incentives, or delayed or diminished returns, which could require us to write off all or a portion of our investment in the applicable project(s) and/or recognize costs in excess of contractual revenue to be earned from third party construction customers. For the majority of the Company's solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. Nelnet Renewable Energy recognized losses on its tax equity investments of $46.7 million in 2023 (including $26.4 million attributed to noncontrolling interest investors). Furthermore, since the acquisition of GRNE, it has incurred low, and, in some cases, negative margins on certain projects. GRNE Solar recognized a net loss of $34.2 million in 2023. In the fourth quarter of 2023, the Company recognized an impairment charge of $20.6 million related to goodwill and certain intangible assets initially recognized from the GRNE Solar acquisition. Due to the complexity and long-term nature of our existing construction contracts, we may continue to incur low and/or negative margins to complete projects currently under contract. Operational risks associated with our renewable energy business include, but are not limited to, risks associated with facility start-up operations, compliance risks (including penalties for failures to comply), supply chain risks, climate change risks (including severe weather events), performance below expected or contracted levels of output or production, safety risks, labor availability risks (including our ability to hire and retain talent with solar construction experience), equipment breakdown, ability of offtakers and other counterparties to renewable energy contracts to pay or perform as required, warranty claims, shifting demand and regulatory changes/uncertainty, and insufficient insurance, warranties, and/or indemnities to cover the costs of the foregoing. These factors could have a material adverse effect on our business, financial condition, results of operations, and prospects.
A failure of our information technology infrastructure could disrupt our businesses, cause significant losses, result in regulatory action, and damage our reputation.
We operate many different businesses in diverse markets and depend on the efficient and uninterrupted operation of our computer systems, networks, software, datacenters, cloud services providers, telecommunications systems, and the rest of our information technology infrastructure to process and monitor large numbers of daily transactions in compliance with contractual, legal, regulatory, and our own standards. Such systems and infrastructure could be disrupted because of a cyberattack, unanticipated spikes in transaction volume, extended power outages, telecommunications failures, process breakdowns, degradation or loss of internet or website availability, natural disasters, political or social unrest, and terrorist acts. A significant adverse incident could damage our reputation and credibility, lead to customer dissatisfaction and loss of customers or revenue, and result in regulatory action, in addition to increased costs to service our customers and protect our network. Such an event could also result in large expenditures to repair or replace the damaged properties, networks, or information systems or to protect them from similar events in the future. System redundancy may be ineffective or inadequate, and our business continuity plans may not be sufficient for all eventualities. Any significant loss of customers or revenue, or significant increase in costs of serving those customers, could adversely affect our growth, financial condition, and results of operations.
Information technology infrastructure risks continue to increase in part because of the proliferation of new technologies, the increased use of the internet and telecommunications technologies to support and process customer transactions, the increased number and complexity of transactions being processed, increased instances of employees working from home and/or using personal computing devices, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, nation state threat actors, and other external parties. In addition, to access our services and products, our customers may use personal smartphones, tablet computers, and other mobile devices that are beyond our control to secure from cyber threats.
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
We could also incur material losses resulting from the risk of unauthorized access to our computer systems, the execution of unauthorized transactions by employees, unapproved use of artificial intelligence or machine learning, errors relating to transaction processing and technology, breaches of the internal control system and compliance requirements, and failures to properly execute business resumption and disaster recovery plans. In the event of a breakdown in the internal control system, improper operation of systems, or unauthorized employee actions, we could suffer material financial loss, potential legal actions, fines, or civil monetary penalties that could arise as a result of an operational deficiency or as a result of noncompliance with applicable regulatory standards, adverse business decisions or their implementation, and customer attrition due to potential negative publicity and damage to our reputation. Even though we maintain insurance coverage to offset costs related to incidents such as a cyberattack, information security breach, or extended system outage, this insurance coverage may not cover all costs of such incidents.
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
Cyberattack techniques change frequently, generally increase in sophistication, often are not recognized until launched, sometimes go undetected even when successful, and originate from a wide variety of sources, including organized crime, hackers, terrorists, activists, disgruntled customers or consumers, unapproved use of artificial intelligence or machine learning, and hostile foreign governments. Cyberattacks may increase in frequency during times of global unrest, such as the conflict in Ukraine and the Middle East. Attackers may also attempt to fraudulently induce employees, customers, or other users of our systems to disclose sensitive information to gain access to our data or that of our customers, such as through “phishing” schemes and other social engineering techniques. These risks may increase in the future as we continue to increase our mobile and internet-based product offerings and expand our internal usage of web-based products and applications. In addition, our customers often use their personal devices, such as smart phones and tablet computers, to make payments and manage their accounts. We have limited ability to assure the security of our customers’ transactions to the extent they are using their personal devices, which could be subject to similar threats. A breach, or perceived breaches, of our information security systems, or the intentional or unintentional disclosure, alteration, or destruction by an authorized user of confidential information necessary for our operations, could result in serious negative consequences for us. These consequences may include violations of applicable privacy and other laws; financial loss to us or to our customers; loss of confidence in our cybersecurity measures; customer dissatisfaction; significant litigation exposure; regulatory fines, penalties or intervention; reimbursement or other compensatory costs; additional compliance costs; significant disruption of our business operations; and damage to our reputation.
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
Our long-term operating results, particularly from our LSS and ETSP segments, depend substantially upon our ability to continually enhance, develop, introduce, and market new products and services. We must continually and cost-effectively maintain and improve our information technology systems and infrastructure in order to successfully deliver competitive and cost-effective products and services to our customers. The widespread proliferation of new technologies and market demands could require substantial expenditures to enhance system infrastructure and existing products and services. If we fail to enhance and scale our systems and operational infrastructure or products and services, our LSS and ETSP segments may lose their competitive advantage, which could have a material adverse impact on our business, financial condition, or results of operations.
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
Our development and use of artificial intelligence (“AI”) may result in reputational or competitive harm, legal liability, and other adverse effects on our business.
We have incorporated AI into certain aspects of our business, including assistance with handling customer inquiries, quality assurance monitoring, optical character recognition for processing and handling images, and monitoring network traffic. Additionally, some of our vendors use AI to enhance their products and services. Our use of AI, as well as the use by our vendors, may increase over time as the technology continues to develop. Our competitors may incorporate AI into their products or operations more quickly and effectively than we do, which could impair our ability to compete effectively.
Our use of AI carries inherent risks related to data privacy and security, such as intended, unintended, or inadvertent transmission of proprietary, personal, or sensitive information, as well as challenges related to implementing and maintaining AI tools, such as developing and maintaining appropriate datasets. Ineffective or inadequate use of AI by us or our vendors could produce deficient, inaccurate, or biased analyses or customer responses and prevent us from detecting quality or network security issues. Any of the foregoing could result in regulatory action, loss of confidence from government clients, legal liability, and reputational harm and adversely impact our business, financial condition, results of operations, and prospects.
In October 2023, the Administration issued an Executive Order to, among other things, establish new standards for AI safety and security. In response to such Executive Order, in January 2024, the Administration announced that developers of the most powerful AI systems would need to report certain vital information to the Department of Commerce. Future legislation on AI could prevent or limit our use of AI, require us to change our business practices, or lead to legal liability or regulatory action.
We rely on third parties for a wide array of services for our customers, and to meet our contractual obligations. The failure of a third party with which we work could adversely affect our business performance and reputation.
We rely on third parties for many critical operational services, technology, software development, datacenter hosting facilities, cloud computing platforms, and software. We also rely upon data from external sources to maintain our proprietary databases, including data from customers, business partners, and various government sources. Our third-party service providers may be vulnerable to damage or interruption from natural disasters, power loss, cyberattacks, telecommunications failures, geopolitical disruption, breakdowns or failures of their systems, employee negligence or misconduct, supply chain disruptions, acts of terrorism, and similar events. They may also be subject to sabotage, vandalism, and similar misconduct, as well as regulatory actions, changes to legal requirements, and litigation to stop, limit, or delay operations. Our ability to implement backup systems and other safeguards with respect to third-party systems is limited. Furthermore, an attack on, or failure of, a third-party system may not be revealed to us in a timely manner, which could compromise our ability to respond effectively.
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
Due to our use of Amazon Web Services (AWS) and Microsoft 365 for a significant amount of our technology products and services, as well as the dependence of many of our third-party service providers on AWS and Microsoft 365, the stability and availability of AWS and Microsoft 365 is critical to our business.
If we fail to comply with the requirements to maintain the federal guarantees for the FFELP loans we service for us and for third parties, we may lose our guarantees or incur penalties.
As of December 31, 2023, we serviced $17.5 billion of FFELP loans that maintained a federal guarantee, of which $10.2 billion and $7.3 billion were owned by us and third parties, respectively. We must meet various requirements in order to maintain the federal guarantee on these federally insured loans, which is conditional based on compliance with origination, servicing, and collection policies set by the Department and guaranty agencies. If we misinterpret Department guidance, or incorrectly apply the Higher Education Act, the Department could determine that we are not in compliance. FFELP loans that are not originated, disbursed, or serviced in accordance with Department and guaranty agency regulations may be subject to partial or complete loss of the guarantee. If we experience servicing deficiencies, it could result in the loan guarantee being revoked or denied. Although in most cases, we may cure deficiencies by following a prescribed cure process which usually involves obtaining the borrower's reaffirmation of the debt, not all deficiencies can be cured. As FFELP loan holders, servicers, and guaranty agencies exit the FFEL Program and consolidation within the industry takes place, this increases the complexity of servicing and claim filing due to the amount of loan servicing and loan guaranty transfers and the opportunity for errors at the time a claim is filed.
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
Our Department of Education servicing contract and our third-party FFELP loan servicing business involve additional risks inherent in government contracts and programs.
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
We contract with the Department to administer loans held by the Department in both the FFEL and Federal Direct Loan Program, we own a portfolio of FFELP loans, and we service our FFELP loans as well as FFELP loans for third parties. These loan programs are authorized by the Higher Education Act and are subject to periodic reauthorization and changes to the programs by the Administration and Congress. Any changes, including the potential for borrowers to refinance loans via Direct Consolidation Loans, or broad loan forgiveness or cancellation, could have a material impact on our cash flows from servicing, interest income, and operating margins (see the risk factor discussion under the caption “Loan Portfolio - Prepayment risk” above for additional information about these risks).
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
We are subject to various laws, regulations, and industry standards related to our commercial and government contracts. In most cases, these contracts are subject to termination rights, audits, and investigations. The laws and regulations that impact our operating segments are outlined in Part I, Item 1, “Regulation and Supervision.” Additionally, our LSS segment contracts with the federal government require that we maintain internal controls in accordance with the National Institute of Standards and Technologies and our LSS and ETSP segments that utilize payment cards are subject to the Payment Card Industry Data Security Standards. If we fail to comply with the contract provisions or applicable laws, regulations, or standards, or the counterparty exercises its termination or other rights for that or other reasons, our reputation could be negatively affected, and our ability to compete for new contracts or maintain existing contracts could diminish, which in turn could have an adverse impact on our results of operations from existing contracts and future opportunities for new contracts.
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
Nelnet Bank may not be able to achieve its business objectives and effectively deploy loan and deposit strategies in accordance with regulatory requirements.
The banking industry is highly regulated, and the regulatory framework, together with any future legislative changes, may have a significant adverse effect on Nelnet Bank’s operations. The regulatory landscape surrounding industrial banks continues to be scrutinized and banking policy changes may be difficult to predict in advance. Nelnet Bank’s current product offerings are primarily concentrated in loan products for higher education and unsecured consumer lending. Such concentrations and the competitive environment for those products subject the bank to risks that could adversely affect its financial condition. Consumer access to alternative means of financing, the costs of education, interest rates, and other factors may reduce demand for, or adversely affect Nelnet Bank’s ability to, retain private education loans and the bank’s ability to originate new loans. For example, the recent increase of interest rates has negatively impacted and will continue to negatively impact the origination of refinanced private education loans.
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
In our reinsurance business, we depend on our clients’ evaluations of the risks associated with their insurance underwriting, which may subject us to reinsurance losses. If our losses greatly exceed our loss reserves, our financial condition may be significantly and negatively affected.
In our reinsurance business, in which we assume an agreed percentage of each underlying insurance contract being reinsured, or quota share contracts, we do not separately evaluate each of the original individual risks assumed under these reinsurance contracts. Therefore, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that our clients may not have adequately evaluated the insured risks and that the premiums ceded may not adequately compensate us for the risks we assume. We also do not separately evaluate each of the individual claims made on the underlying insurance contracts under quota share arrangements, though we maintain rights to audit claim files and practices of the ceding companies. Therefore, we are dependent on the original claims decisions made by our clients.
Our results of operations and financial condition will depend upon our ability to accurately assess the potential losses associated with the risks we reinsure. Reserves are estimates at a given time of claims an insurer ultimately expects to pay, based upon facts and circumstances then known, predictions of future events, estimates of future trends in claim severity, and other variable factors. The inherent uncertainties of estimating loss reserves are generally greater for reinsurance companies as compared to primary insurers, primarily due to (i) the lapse of time from the occurrence of an event to the reporting of the claim and the ultimate resolution or settlement of the claim; (ii) the diversity of development patterns among different types of reinsurance treaties; and (iii) the necessary reliance on the ceding company for information regarding claims.
Our estimation of reserves may be less reliable than the reserve estimations of a reinsurer with a greater volume of business and an established loss history. Our actual losses paid may deviate substantially from the estimates of our loss reserves and could negatively affect our results of operations. If our loss reserves are later found to be inadequate, we would increase our loss reserves with a corresponding reduction in our net income and capital in the period in which we identify the deficiency.
In addition, we have entered into arrangements to cede a portion of our exposure to a third party. Retrocession reinsurance treaties do not relieve us from our obligation to direct writing companies. Failure of retrocessionaires to honor their obligations could result in losses to us.
Our failure to successfully manage acquired businesses and assets, as well as other investments, including venture capital and real estate investments, could have a material adverse effect on our businesses, financial condition, or results of operations.
We have expanded our services and products through business and asset acquisitions, and we anticipate making additional acquisitions to obtain new or enhance existing businesses, products, and services, as well as other investments, including venture capital and real estate investments, to further diversify us both within and outside of our historical education-related businesses. Any acquisition or investment is subject to a number of risks. Such risks may include diversion of management time and resources, disruption of our ongoing businesses, difficulties in integrating acquisitions (including potential delays or errors in converting loan servicing portfolio acquisitions to our servicing platform), loss of key employees, degradation of services, difficulty expanding information technology systems and other business processes to incorporate the acquired businesses, extensive regulatory requirements, dilution to existing shareholders if our common stock is issued for an acquisition or investment, incurring or assuming indebtedness or other liabilities in connection with an acquisition, unexpected declines in real estate values or the failure to realize expected benefits from real estate development projects, lack of familiarity with new markets, and difficulties in supporting new product lines. Our failure to successfully manage acquisitions or investments, or successfully integrate acquisitions, could have a material adverse effect on our businesses, financial condition, or results of operations.
Our significant investments in ALLO and Hudl are subject to a number of risks, including macroeconomic conditions, competition, political and regulatory requirements, technology advancements, cybersecurity threats, and retention of key personnel. ALLO derives its revenue primarily from the sale of telecommunication services, which are subject to intense competition and extensive federal, state, and local regulations, as well as tailwinds from the pace of construction permitting and inflationary costs. Additionally, ALLO’s success is dependent on it maintaining and expanding its infrastructure and continuing to increase market share in existing and new markets. Hudl’s sports performance analysis business is subject to risks related to global market conditions, new competition, advancements in technology, and continued demand for its products and services. Due to the HLBV method of accounting used to account for our ownership of ALLO, we expect the carrying value of our ALLO investment to be reduced to zero during the first quarter of 2024. The operating results of any of our investments, including ALLO and Hudl, could impact the valuation on our financial statements of our investments in them, and we may not be able to fully monetize these investments without a liquidation event.
Incorrect estimates and assumptions by management in connection with the preparation of our consolidated financial statements could adversely affect our reported assets, liabilities, income, revenue, and expenses.
The preparation of our consolidated financial statements requires management to make critical accounting estimates and assumptions that affect the reported amounts of assets, liabilities, income, revenue, and expenses during the reporting periods. Incorrect estimates and assumptions by management could adversely affect our reported amounts of assets, liabilities, income, revenue, and expenses during the reporting periods. If we make incorrect assumptions or estimates, our reported financial results may be over or understated, which could materially and adversely affect our business, financial condition, and results of operations.
We could determine that our goodwill and intangible assets are impaired, thus recognizing a related loss.
As of December 31, 2023, we had goodwill of $158.0 million and intangible assets of $44.8 million. We evaluate our goodwill and other intangible assets for impairment. During 2023, we recognized non-cash impairment charges for goodwill and intangible assets of $18.9 million and $1.7 million, respectively. As of December 31, 2023, the amount of goodwill allocated to the AGM reporting unit was $41.9 million. As a result of the Reconciliation Act of 2010, AGM no longer originates new FFELP loans, and net interest income from its existing FFELP loan portfolio will decline over time as the portfolio pays down. As a result, as this revenue stream winds down, goodwill impairment will be triggered for the AGM reporting unit due to the passage of time and depletion of projected cash flows stemming from its FFELP student loan portfolio. We could recognize further impairments in the future, and we may never realize the full value of our intangible assets. If these events occur, our profitability and financial condition will suffer.
Regulatory and Legal
Federal and state laws and regulations can restrict our businesses and increase compliance costs, and noncompliance could result in penalties, litigation, reputation damage, and a loss of customers.
Our operating segments are heavily regulated by federal and state government regulatory agencies. See Part I, Item 1, "Regulation and Supervision." These agencies and the laws and regulations enforced by them are for the protection of consumers and the applicable industry as a whole, and compliance with these laws and regulations can be difficult and costly. Although we endeavor to comply with our obligations and have procedures and controls in place to monitor compliance with regulatory requirements, these laws and regulations are complex, differ between jurisdictions, and are often subject to interpretation. If we fail to comply with these laws and regulations, even if our failed efforts were in good faith or a result of a difference in interpretation, we could be subject to restrictions on our business activities, incur fines or penalties, lose existing or new customer contracts or other business, become subject to litigation, and suffer damage to our reputation. New laws and regulations or changes to existing laws and regulations can significantly alter our business environment, limit business operations, and increase costs of doing business, and we cannot predict the impact such changes may have on our profitability.
For example, the CFPB has the authority to regulate and monitor large nonbank student loan servicers, including us. If the CFPB were to determine that we were not in compliance with applicable laws, regulations, and CFPB guidance, it could result in material adverse consequences including fines, penalties, public enforcement actions, adverse regulatory actions, or changes in our business practices or product offerings. The CFPB has also issued student loan servicing rules and continues to review servicing areas where new guidance or rules may be issued in the future. One such area under review is the return to repayment for federally owned students loans following a payment pause of more than three years due to the COVID-19 emergency. Since the restart of required repayments in October 2023, the CFPB has been closely monitoring student loan servicers and consumer complaints and if it determines there may have been violations of consumer financial protection laws, they may determine that we are not in compliance with applicable laws, regulations, or guidance which could result in material adverse consequences including restitution to consumers.
It is uncertain how the CFPB's recommendations, strategies, and priorities will impact our businesses and our results of operations going forward. CFPB actions could result in requirements to alter our products or services, causing them to be less attractive or effective and impair our ability to offer them profitably. If the CFPB changes regulations or interpretations of regulations, or otherwise modifies regulatory guidance, our compliance costs and litigation exposure could increase.
Many states have enacted laws regulating and monitoring the activity of student loan servicers. For additional information, including risks to us from such state laws, see the paragraph beginning with the same sentence as the immediately preceding sentence that is set forth in Part I, Item 1, “Regulation and Supervision - Loan Servicing and Systems.”

As a result of the discontinuation of new FFELP loan originations in 2010, the existing FFELP loan portfolios in our AGM segment will continue to decline over time.
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
Federal and state tax laws and regulations are often complex and require interpretation. From time to time, we engage in transactions for which the tax consequences are uncertain, and significant judgment is required in assessing and estimating the tax consequences of these transactions. We prepare and file tax returns based on the interpretation of tax laws and regulations and our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments. In accordance with applicable accounting guidance, we establish reserves for tax contingencies related to deductions and credits that we may be unable to sustain. Differences between these reserves and the amounts ultimately owed are recorded in the period they become known, and adjustments to our reserves could have a material effect on our financial statements. We may also be impacted by changes in tax laws, including tax rate changes, new laws, and subsequent interpretations by applicable authorities. In addition, several states are in a deficit position. Accordingly, states may look to expand their taxable base, alter their tax calculation, or increase tax rates, which could result in additional costs to the us.
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

Principal Shareholder and Related Party Transactions
Our Executive Chairman beneficially owns 81.4% of the voting rights of our shareholders and effectively has control over all of our matters.
Michael S. Dunlap, our Executive Chairman, beneficially owns 81.4% of the voting rights of our shareholders. Accordingly, each member of the Board of Directors and each member of management has been elected or effectively appointed by Mr. Dunlap and can be removed by him. As a result, Mr. Dunlap has control over all of our matters and has the ability to take actions that benefit him, but may not benefit other minority shareholders, and may otherwise exercise his control in a manner with which other minority shareholders may not agree or which they may not consider to be in their best interests.
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
Union Bank is controlled by Farmers & Merchants Investment Inc. ("F&M"), which is controlled by certain grantor retained annuity trusts established by Mr. Dunlap, his spouse, and Angela L. Muhleisen, a sister of Mr. Dunlap. Mr. Dunlap serves as a Director and Co-Chairperson of F&M, and as a Director of Union Bank. Ms. Muhleisen serves as a Director, Co-Chairperson, and Chief Executive Officer of F&M and as a Director, Chairperson, and member of the executive committee of Union Bank. Union Bank is deemed to beneficially own a significant number of our shares because it serves in a capacity of trustee or account manager for various trusts and accounts holding our shares and may share voting and/or investment power with respect to such shares. As of December 31, 2023, Union Bank was deemed to beneficially own 7.0% of the voting rights of our shareholders, and Mr. Dunlap and Ms. Muhleisen beneficially owned 81.4% and 8.9%, respectively, of the voting rights of our shareholders (with certain shares deemed under SEC rules to be beneficially owned by each Union Bank, Mr. Dunlap, and Ms. Muhleisen).
We have entered into, and intend to continue entering into, certain contractual arrangements with Union Bank, including for loan purchases, servicing, participations, banking and lending services, Educational 529 College Savings Plan administration services, lease arrangements, trustee services, and various other investment and advisory services. The net aggregate impact on our consolidated statements of income for the years ended December 31, 2023, 2022, and 2021 related to the transactions with Union Bank was income (before income taxes) of $9.4 million, $8.9 million, and $11.0 million, respectively. See note 22 of the notes to consolidated financial statements included in this report for additional information related to the transactions between us and Union Bank.
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
ITEM 1C. CYBERSECURITY
The Company’s enterprise-wide cybersecurity program is embedded within and integrated with the enterprise risk management function. The Chief Security Officer is part of our senior leadership team and reports to the Chief Risk Officer. Our Chief Security Officer has over thirty years of cybersecurity, technology, and leadership experience both as a career active-duty military cyber operations officer and in the private sector. The cybersecurity team is organized into three departments: Protective Operations, Posture Management, and Governance, Risk, and Compliance. Each of the three departments identifies, assesses, and manages material cybersecurity threats through specific approaches as further described below.
Protective Operations includes the Security Operations Center, cyber threat intelligence, offensive security, and application security teams. New cybersecurity threats surface daily, and existing cybersecurity threats evolve constantly. Our 24x7x365 in-house Security Operations Center is organized to not only monitor for signs of intrusion but also to provide contextual threat intelligence to system and platform owners across the enterprise, empowering them to take an active role in defending the enterprise. The Security Operations Center conducts daily briefings, identifies emerging cyber threats affecting the financial and education sectors, and reviews new tactics, techniques, and procedures utilized by cyber criminals and nation-state cyber actors. The Security Operations Center is also our incident response team, and ensures that the Company is prepared to detect, analyze, contain, eradicate, and recover from cyber incidents. While we have experienced cybersecurity incidents in the past, to date none have materially affected us, including our business strategy, results of operations, or financial condition. Our offensive security team conducts continuous threat-based and risk-based red team activities, and our application security team utilizes a combination of training, tools, code reviews, and awareness to ensure that our applications are developed with security at the forefront. We also engage with professional cybersecurity firms to conduct penetration tests on specific systems and applications annually. For more information about the cybersecurity risks we face, see the factors set forth under the caption “Risk Factors” in Part I, Item 1A of this report.
Posture Management includes the vulnerability management, log operations, and architecture and engineering teams. Our vulnerability management team conducts regular scans of our enterprise to look for potential weaknesses and configuration-related issues. Based on the results of these scans, this team routinely patches or works with system and platform owners to resolve identified vulnerabilities. Our log operations team works closely as a bridge between the system owners and our Security Operations Center by ensuring that activities on our systems and applications are logged and monitored. Our architecture and engineering team manages security appliances and provides security architecture advice and consulting to our information technology and delivery teams throughout the enterprise. When it comes to posture management, our goal is not just to reactively resolve potential vulnerabilities discovered through the vulnerability management process; we also look for ways to ensure that vulnerabilities don’t materialize through minimizing system ports, protocols, and services to only that which is necessary.
Governance, Risk, and Compliance includes the risk management and compliance management teams. This team manages the security awareness program, compliance with cyber and privacy regulations, security policies, and prioritizes potential cyber risks that require ongoing monitoring or remediation. Identified risks are brought to the Cyber Risk Steering Committee for treatment. The Chief Security Officer chairs the committee, which consists of the Deputy Chief Security Officer, cybersecurity managers, various subject matter experts, and (as needed) members of management from operational areas of the business.
The Company’s business segments and support teams also work closely with cybersecurity and enterprise risk management to monitor and manage third-party risks. Managing third-party risks includes maintaining a close and effective working relationship with the information technology procurement, accounting, and legal teams. In addition to identifying risks as part of the third-party selection process, we continuously monitor our third parties using products and services that provide us insight into their attack surface, threats that can impact us through them, and real-world security posture.
Audits are an important part of our layers of defense; they can help us to identify areas in which we have incomplete coverage or ineffective placement of controls. The Company has an independent internal audit team that conducts audits based on their own methodology and assessment and we utilize external cybersecurity auditors, where applicable. In addition, certain lines of business utilize other third-party cybersecurity auditors for PCI DSS assessments and PCI ASV scans; and we are routinely audited by our customers.
The Company’s Board of Directors and Board Risk and Finance Committee oversee our integrated enterprise risk management and cybersecurity programs. The Board Risk and Finance Committee receive regular reports from the Chief Risk Officer and Chief Security Officer on key company risks and emerging threats. These reports also include cybersecurity monitoring and threat response metrics, industry trends and educational materials, risk mitigation strategies, regulatory requirements, corporate policies, third-party risk metrics, cybersecurity tools and resources, incident response plans, and other areas of importance.
ITEM 2. PROPERTIES
The Company's headquarters are located in Lincoln, Nebraska. The Company owns or leases office space facilities primarily in Nebraska, Wisconsin, and Colorado.
The Company believes its existing office space facilities and equipment, which are used by all reportable segments, are in good operating condition and are suitable for the conduct of its business.
ITEM 3. LEGAL PROCEEDINGS
Note 24 of the notes to consolidated financial statements included in this report is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's Class A common stock is listed and traded on the New York Stock Exchange under the symbol “NNI,” while its Class B common stock is not publicly traded. The number of holders of record of the Company's Class A common stock and Class B common stock as of January 31, 2024 was 1,742 and 69, respectively. The record holders of the Class B common stock are Michael S. Dunlap, Shelby J. Butterfield, various members of the Dunlap and Butterfield families, and various other estate planning trusts established by and/or entities controlled by them. Because many shares of the Company's Class A common stock are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders.
The Company paid quarterly cash dividends on its Class A and Class B common stock during the years ended December 31, 2023 and 2022 and in amounts totaling $1.06 per share and $0.98 per share, respectively. The Company plans to continue making comparable regular quarterly dividend payments, subject to future earnings, capital requirements, financial condition, and other factors.

Performance Graph
The following graph compares the change in the cumulative total shareholder return on the Company's Class A common stock to that of the cumulative return of the S&P 500 Index and the S&P 500 Financials Index. The graph assumes that the value of an investment in the Company's Class A common stock and each index was $100 on December 31, 2018 and that all dividends, if applicable, were reinvested. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Nelnet, Inc., the S&P 500 Index
and the S&P 500 Financials Index

$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
Nelnet, Inc.
S&P 500
S&P 500 Financials

Company/Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Nelnet, Inc.	$100.00	$112.64	$139.72	$193.78	$182.08	$179.09
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P 500 Financials	100.00	132.13	129.89	175.40	156.92	175.99
The preceding information under the caption “Performance Graph” shall be deemed to be “furnished” but not “filed” with the Securities and Exchange Commission.

Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the fourth quarter of 2023 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (c)	Maximum number of shares that may yet be purchased under the plans or programs (c)
October 1 - October 31, 2023	2,782	$82.62	2,735	4,464,286
November 1 - November 30, 2023	283,112	81.52	283,112	4,181,174
December 1 - December 31, 2023	3,854	86.01	—	4,181,174
Total	289,748	$81.59	285,847
(a)    The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (c) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares purchased pursuant to the applicable stock repurchase program discussed in footnote (c) below consisted of a total of 283,112 shares of Class A common stock purchased in a privately negotiated transaction on November 13, 2023. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 47 shares and 3,854 shares in October and December 2023, respectively. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.
(b)    The average price of shares repurchased excludes excise taxes.
(c)    On May 9, 2022, the Company announced that its Board of Directors authorized a new stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2025.
Equity Compensation Plans
For information regarding the securities authorized for issuance under the Company's equity compensation plans, see Part III, Item 12 of this report.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the years ended December 31, 2023, 2022 and 2021. All dollars are in thousands, except share data, unless otherwise noted.)
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
OVERVIEW
The Company is a diverse, innovative company with a purpose to serve others and a vision to make dreams possible. The largest operating businesses engage in loan servicing and education technology services and payments. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes investments to further diversify both within and outside of its historical core education-related businesses including, but not limited to, investments in a fiber communications company (ALLO), early-stage and emerging growth companies (venture capital investments), real estate, and renewable energy (solar).
The Company was formed as a Nebraska corporation in 1978 to service federal student loans for two local banks. The Company built on this initial foundation as a servicer to become a leading originator, holder, and servicer of federal student loans, principally consisting of loans originated under the FFEL Program.
The Reconciliation Act of 2010 discontinued new loan originations under the FFEL Program in 2010, and requires all new federal student loan originations be made directly by the Department through the Federal Direct Loan Program. Subsequent to the Reconciliation Act of 2010, the Company no longer originates FFELP loans. However, a significant portion of the Company's income continues to be derived from its existing FFELP student loan portfolio. Interest income on the Company's existing FFELP loan portfolio will decline over time as the portfolio is paid down. To reduce its reliance on interest income from FFELP loans, the Company has expanded its services and products. This expansion has been accomplished through internal growth and innovation as well as business and certain investment acquisitions. The Company is also actively expanding its private education, consumer, and other loan portfolios, or investment interests therein, and as part of this strategy launched Nelnet Bank in 2020. In addition, the Company has been servicing federally owned student loans for the Department since 2009.

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

	Year ended December 31,
	2023	2022	2021
GAAP net income attributable to Nelnet, Inc.	$91,532	407,347	393,286
Realized and unrealized derivative market value adjustments	41,773	(231,691)	(92,813)
Tax effect (a)	(10,026)	55,606	22,275
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$123,279	231,262	322,748

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$2.45	10.83	10.20
Realized and unrealized derivative market value adjustments	1.12	(6.16)	(2.41)
Tax effect (a)	(0.28)	1.48	0.58
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$3.29	6.15	8.37
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
Operating Segments
The Company's reportable operating segments are described in note 1 of the notes to consolidated financial statements included in this report. They include:
•Loan Servicing and Systems (LSS) - referred to as Nelnet Diversified Services (NDS)
•Education Technology Services and Payments (ETSP) - referred to as Nelnet Business Services (NBS)
•Asset Generation and Management (AGM), part of the Nelnet Financial Services (NFS) division
•Nelnet Bank, part of the NFS division
The Company earns fee-based revenue through its NDS and NBS reportable operating segments. The Company earns net interest income on its loan portfolio, consisting primarily of FFELP loans, in its AGM reportable operating segment. This segment is expected to generate significant amounts of cash as the FFELP portfolio amortizes. The Company actively works to maximize the amount and timing of cash flows generated from its FFELP portfolio and seeks to acquire additional loan assets to leverage its servicing scale and expertise to generate incremental earnings and cash flow. Nelnet Bank operates as an internet industrial bank franchise focused on the private education and unsecured consumer loan markets, with a home office in Salt Lake City, Utah.
The Company formally established the Nelnet Financial Services division in 2023 intended to focus on the Company’s key objective to maximize the amount and timing of cash flows generated from its FFELP portfolio and reposition itself for the post-FFELP environment by expanding its private education, consumer, and other loan portfolios.
The creation of NFS resulted in financial results grouped and reported differently to the Company’s chief operating decision maker. In addition to AGM and Nelnet Bank being part of the NFS division, NFS’s other operating segments that are not reportable (that were previously included in Corporate and Other Activities) include:
•The operating results of Whitetail Rock Capital Management, LLC (WRCM), the Company's U.S. Securities and Exchange Commission (SEC)-registered investment advisor subsidiary
•The operating results of Nelnet Insurance Services, which primarily includes multiple reinsurance treaties on property and causality policies
•The operating results of the Company’s investment activities in real estate
•The operating results of the Company’s investment debt securities (primarily student loan and other asset-backed securities) and interest expense incurred on debt used to finance such investments
Other business activities and operating segments that are not reportable and not part of the NFS division are combined and included in Corporate and Other Activities ("Corporate"). Corporate includes the following items:
•Shared service activities related to internal audit, human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services
•Corporate costs and overhead functions not allocated to operating segments, including executive management, investments in innovation, and other holding company organizational costs
•The operating results of Nelnet Renewable Energy, which include solar tax equity investments made by the Company, administrative and management services provided by the Company on tax equity investments made by third parties, and solar construction and development
•The operating results of certain of the Company’s investment activities, including its investment in ALLO and early-stage and emerging growth companies (venture capital investments)
•Interest income earned on cash balances held at the corporate level and interest expense incurred on unsecured corporate related debt transactions
•Other product and service offerings that are not considered reportable operating segments

The following table presents the operating results (net income (loss) before taxes) for each of the Company’s reportable and certain other operating segments reconciled to the consolidated financial statements.

	Year ended December 31,
	2023	2022	2021
NDS	$77,714	64,456	62,445
NBS	91,101	74,105	72,713
Nelnet Financial Services division:
AGM	80,636	454,725	423,616
Nelnet Bank	(368)	4,357	(792)
NFS Other Operating Segments	50,872	51,502	43,123
Corporate:
Unallocated corporate costs	(63,223)	(72,183)	(72,673)
Nelnet Renewable Energy	(108,991)	(11,639)	(12,029)
ALLO investment	(57,972)	(65,245)	(35,123)
Venture capital investments	(6,008)	12,449	23,256
Other corporate activities	10,428	(3,065)	(2,431)
Net income before taxes	74,188	509,465	502,105
Income tax expense	(19,753)	(113,224)	(115,822)
Net loss attributable to noncontrolling interests (a)	37,097	11,106	7,003
Net income	$91,532	407,347	393,286
(a) For the periods presented, the majority of noncontrolling interests represents losses attributed to noncontrolling membership interests in the Company’s Nelnet Renewable Energy operating segment, which were $37.6 million, $11.6 million, and $7.7 million in 2023, 2022, and 2021, respectively.
2023 Operating and Liquidity Highlights
See below for a summary of (i) certain highlights of the Company’s 2023 operating results; (ii) a description of significant and/or unusual events and transactions in 2023 that impacted and may potentially impact the Company’s operating results; and (iii) a summary of the Company’s current liquidity, including certain items that impacted the Company’s liquidity in 2023. See “Results of Operations” for each reportable operating segment, the NFS division, and Corporate and Other Activities and “Liquidity and Capital Resources” under this Item 7 for additional detail.
Loan Servicing and Systems
Effective April 1, 2023, the Department modified the loan servicing contract between the Department and Nelnet Servicing to reduce the monthly fee under the servicing contract by $0.19 per borrower. In addition, beginning in the second quarter of 2023, the Department transferred one million of the Company’s existing Department servicing borrowers to another third-party servicer. These items negatively impacted LSS’s government servicing revenue in 2023.
In the first quarter of 2023, the Company reduced staff to manage expenses due to (i) the delays in the government’s student debt relief and return to repayment programs under the CARES Act, (ii) the April 2023 monthly fee reduction on the government contract, and (iii) the transfer of government borrowers from the Company to another servicer. The staff reductions resulted in salaries and benefits expense being reduced in 2023 as compared with 2022. In 2022, the Company was fully staffed in preparation of the expiration of the student loan payment pause under the CARES Act. In August 2023, the Company began to hire additional associates to support borrowers returning to repayment on September 1, 2023.
In April 2023, the Company and four other third-party servicers were awarded servicing contracts to provide continued servicing for the Department under a new Unified Servicing and Data Solutions (USDS) contract which will replace the existing Department student loans servicing contracts. The Company’s new contract has a five year base period, with 5 years of possible extensions. The new USDS servicing contracts have multiple revenue components with tiered pricing based on borrower volume, while revenue earned under the legacy servicing contract is primarily based on borrower status. Assuming borrower volume remains consistent under the USDS servicing contract, the Company expects revenue earned on a per borrower blended basis will decrease under the USDS contract versus the current legacy contract.

Education Technology Services and Payments
Education technology services and payments revenue grew to $463.3 million in 2023. The growth was from existing and new customers. Operating margin decreased from recent historical periods as a result of continued investments in the development of new services and technologies and superior customer service. Due to an increase in interest rates, the Company recognized $27.0 million in interest income on tuition funds held in custody for schools, an increase from $9.4 million in 2022.
Asset Generation and Management
Net interest income was negatively impacted in 2023 due to the expected continued amortization of the Company’s FFELP student loan portfolio. The average balance of student loans decreased $2.7 billion from $16.0 billion in 2022 to $13.3 billion in 2023. Since late 2021, the Company has experienced accelerated run-off of its FFELP portfolio due to initiatives offered by the Department for FFELP borrowers to consolidate their loans to qualify for loan forgiveness, income-driven repayment plans, and other programs. Interest income was also negatively impacted by an increase in interest rates. As a result of an increase in interest rates, gross fixed rate floor income recognized by the Company was only $2.2 million in 2023 compared with $57.4 million in 2022. Based on current interest rates, the Company does not anticipate earning a significant amount of fixed rate floor income in the foreseeable future.
In the second quarter of 2023, the Company redeemed certain asset-backed debt securities prior to their maturity, resulting in the recognition of $25.9 million in interest expense from the write-off of the remaining unamortized debt discount associated with these bonds at the time of redemption.
Nelnet Renewable Energy
Nelnet Renewable Energy includes solar tax equity investments made by the Company, administrative and management services provided by the Company on tax equity investments made by third parties, and solar construction and development. During 2023, the Company invested a total of $185.1 million (which included $94.5 million syndicated to third-party investors) in solar tax equity investments. Due to the management and control of each of these investment partnerships, such partnerships that invest in tax equity investments are consolidated on the Company’s consolidated financial statements, with the co-investor’s portion being presented as noncontrolling interests. Included in the Company’s operating results is the Company's share of income or loss from solar investments accounted for under the Hypothetical Liquidation at Book Value (HLBV) method of accounting. For the majority of the Company's solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. Nelnet Renewable Energy recognized pre-tax losses on its tax equity investments of $46.7 million in 2023, which includes $26.4 million attributable to noncontrolling interests.
In periods in which the Company makes significant investments in solar tax equity investments, operating results are negatively impacted due to the accelerated losses recognized in the initial years of investment. However, given the timing and amount of cash flows expected to be generated over the life of these investments, the Company considers these investments a good use of capital. Through December 31, 2023, the Company has recognized cumulative pre-tax losses (excluding noncontrolling interests) of approximately $56 million on its tax equity investments. The Company expects its current investments (assuming no additional investments are made subsequent to December 31, 2023) to generate approximately $78 million of pre-tax earnings (excluding noncontrolling interests) over the life of the investments. Accordingly, the Company expects to recognize approximately $134 million in pre-tax income (excluding noncontrolling interests) over the remaining years of its current investments.
In addition to solar tax equity investments, the Company has a strategy to own solar energy project assets. Accordingly, the Company has begun to execute a multi-faceted approach to construct, finance, own, and operate these assets. As part of this strategy, on July 1, 2022, the Company acquired 80% of GRNE Solar, a solar construction company that provides full-service engineering, procurement, and construction (EPC) services to residential homes and commercial entities. Since the acquisition of GRNE, it has incurred low and, in some cases, negative margins on certain projects. In addition, higher interest rates reduced residential demand and made community solar projects more costly. GRNE Solar recognized a net loss of $34.2 million in 2023. In the fourth quarter of 2023, the Company recognized an impairment charge of $20.6 million related to goodwill and certain intangible assets initially recognized from the GRNE Solar acquisition. Due to the complexity and long-term nature of GRNE’s existing construction contracts, GRNE may continue to incur low and/or negative margins to complete projects currently under contract.
Investments - ALLO and Hudl
The Company has a 45% voting membership interests in ALLO. The Company accounts for its ALLO voting membership interests investment under the HLBV method of accounting that resulted in the recognition of a net loss of $65.3 million during 2023. As of December 31, 2023, the carrying amount of the Company’s investment in ALLO was $10.7 million. The Company expects to fully expense the remaining investment balance of ALLO during the first quarter of 2024.

The Company has an investment in Agile Sports Technologies, Inc. (doing business as “Hudl.”) During the first quarter of 2023, the Company acquired additional ownership interests in Hudl for $31.5 million from existing Hudl investors. This transaction was not considered an observable market transaction (not orderly) because it was not subject to customary marketing activities. Accordingly, the Company did not adjust its carrying value of its Hudl investment to the transaction value. As of December 31, 2023, the carrying amount of the Company's investment in Hudl is $165.5 million.
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
Liquidity
The Company had a significant portfolio of derivative instruments, in which the Company paid a fixed rate and received a floating rate to economically hedge loans earning fixed rate floor income. On March 15, 2023, to minimize the Company's exposure to market volatility and increase liquidity, the Company terminated its entire derivative portfolio hedging loans earning fixed rate floor income and retained the $183.2 million of cash (representing the termination date fair value of the derivatives) from its clearinghouse.
As of December 31, 2023, the Company had $740.0 million of unencumbered cash and investments. In addition, the Company has a $495.0 million unsecured line of credit that matures in September 2026. No amounts were outstanding on the line of credit as of December 31, 2023. In addition, as of December 31, 2023, the Company expects to generate future undiscounted cash flows from its AGM loan portfolio of approximately $1.30 billion, including approximately $850.0 million in the next five years.
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
CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's consolidated operating results for the years ended December 31, 2023, 2022, and 2021 is provided below.
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
The Company operates as distinct reportable operating segments as described above. For a reconciliation of the reportable segment operating results to the consolidated results of operations, see note 16 of the notes to consolidated financial statements included in this report. Since the Company monitors and assesses its operations and results based on these segments, the discussion following the consolidated results of operations is presented on a reportable segment basis.

	Year ended December 31,
	2023	2022	2021	Additional information
Loan interest	$931,945	651,205	482,337	Increases due to an increase in the gross yield earned on loans, partially offset by a decrease in the average balance of loans and in gross fixed rate floor income.
Investment interest	177,855	91,601	41,498	Includes income from unrestricted interest-earning deposits and investments in asset-backed securitizations. Increases due to an increase in interest earning investments and an increase in interest rates.
Total interest income	1,109,800	742,806	523,835
Interest expense	845,091	430,137	176,233
Increases due to an increase in cost of funds, partially offset by a decrease in the average balance of debt outstanding. In 2023, the Company redeemed certain asset-backed debt securities prior to their maturity, resulting in the recognition of a $25.9 million non-cash expense from the write-off of the remaining debt discount associated with these bonds at the time of redemption. In 2021, the Company reduced interest expense by $23.8 million as a result of reversing a historical accrued interest liability on certain bonds, which liability the Company determined is no longer probable of being required to be paid. The liability was initially recorded when certain asset-backed securitizations were acquired in 2011 and 2013.

Net interest income	264,709	312,669	347,602
Less provision (negative provision) for loan losses	65,450	46,441	(12,426)
Represents the current period provision (negative provision) to reflect the lifetime expected credit losses related to the Company’s loan portfolio. See note 3 of the notes to consolidated financial statements in this report for the factors impacting provision for loan losses for the periods presented.

Net interest income after provision for loan losses	199,259	266,228	360,028
Other income (expense):
LSS revenue	517,954	535,459	486,363	See LSS operating segment - results of operations.
ETSP revenue	463,311	408,543	338,234	See ETSP operating segment - results of operations.
Solar construction revenue	31,669	24,543	—	On July 1, 2022, the Company acquired 80% of the ownership interests of GRNE Solar. GRNE Solar designs and installs residential and commercial solar systems. The acquisition diversified the Company’s position in the renewable energy space to include solar construction.
Other, net	(48,787)	25,486	78,681	See table below for components of “other, net.”
Gain on sale of loans, net	39,673	2,903	18,715	Represents net gains recognized from selling portfolios of loans. See note 3 of the notes to consolidated financial statements in this report for additional information.
Impairment expense	(31,925)	(15,523)	(16,360)
Represents impairment charges recognized by the Company. See note 11 of the notes to consolidated financial statements in this report for identification of impairment by asset type and reportable segment.

Derivative settlements, net	25,072	32,943	(21,367)	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. The majority of derivative settlements received (paid) by the Company during the periods presented was from the Company’s derivatives used to hedge loans earning fixed rate floor income. To minimize the Company’s exposure to market volatility and increase liquidity, the Company terminated this derivative portfolio on March 15, 2023.
Derivative market value adjustments, net	(41,773)	231,691	92,813	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments during the periods presented were related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps. To minimize the Company’s exposure to market volatility and increase liquidity, the Company terminated this derivative portfolio on March 15, 2023. As such, the Company expects the derivative market value adjustments in future periods will be less substantial.
Total other income (expense), net	955,194	1,246,045	977,079
Cost of services:
Cost to provide education technology services and payments	171,183	148,403	108,660
Represents direct costs to provide payment processing and instructional services in ETSP. Increases were primarily due to additional instructional services costs. See ETSP operating segment - results of operations.

Cost to provide solar construction services	48,576	19,971	—
As noted above, the Company acquired GRNE Solar on July 1, 2022. These amounts represent direct costs related to GRNE providing solar construction services. Since the acquisition of GRNE, it has incurred low and, in some cases, negative margins on certain projects.

Total cost of services	219,759	168,374	108,660
Operating expenses:
Salaries and benefits	591,537	589,579	507,132
Increase was primarily due to an increase in headcount in ETSP to support the growth of its customer base and the investment in the development of new technologies. In 2023, increase was partially offset by staff reductions in LSS in the first two quarters of 2023 to manage expenses due to delays in the government’s student debt relief and return to repayment programs and lower pricing and reduced servicing volume for the Department servicing contract. In August 2023, LSS began to hire additional associates to support borrowers returning to repayment. In 2022, increase in salaries and benefits was driven by more associates at LSS as the Company had been required to prepare for the resumption of federal student loan payments upon the expiration of the CARES Act borrower relief provisions, which was extended several times throughout 2022.

Depreciation and amortization	79,118	74,077	73,741	Includes depreciation of property and equipment and the amortization of intangibles from prior business acquisitions.
Other expenses	189,851	170,778	145,469
Other expense includes expenses necessary for operations, such as postage and distribution, consulting and professional fees, occupancy, communications, reinsurance loss reserve and acquisition costs, and certain information technology-related costs. Increase was due to higher costs for consulting, professional fees, and technology services resulting from investments in new technologies and an increase in costs for travel and in-person hosted conferences that had previously subsided due to the COVID-19 pandemic in the ETSP operating segment. In addition, increase in 2023 was due to an increase in reinsurance volume in the NFS division. Increase in 2022 compared with 2021 was also due to additional costs associated with the growth of borrowers under the government servicing contracts in the LSS operating segment.

Total operating expenses	860,506	834,434	726,342

Income before income taxes	74,188	509,465	502,105
Income tax expense	19,753	113,224	115,822
The effective tax rate was 17.75%, 21.75%, and 22.75% for 2023, 2022, and 2021, respectively. The decrease in the effective tax rate in 2023 was due to a reduction in the dollar amounts of uncertain tax positions and recognized state tax incentives relative to the smaller amount of income before income taxes. The Company expects its future effective tax rate will range between 21% and 24%.

Net income	54,435	396,241	386,283
Net loss attributable to noncontrolling interests	37,097	11,106	7,003	Amounts for noncontrolling interests reflect the net income/loss attributable to the holders of noncontrolling membership interests in WRCM, NextGen, multiple solar entities (including GRNE Solar), and multiple entities investing in federal opportunity zone programs.
Net income attributable to Nelnet, Inc.	$91,532	407,347	393,286
Additional information:
Net income attributable to Nelnet, Inc.	$91,532	407,347	393,286	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments.
Derivative market value adjustments, net	41,773	(231,691)	(92,813)
Tax effect	(10,026)	55,606	22,275
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$123,279	231,262	322,748
The following table summarizes the components of "other, net" in "other income (expense)."

	Year ended December 31,
	2023	2022	2021	Additional information
Reinsurance premiums	$20,067	157	—	See NFS division - results of operations - NFS other operating segments.
ALLO preferred return	9,120	8,584	8,427	See Corporate - results of operations.
Borrower late fee income	8,997	10,809	3,444	See NFS division - results of operations - AGM operating segment.
Administration/sponsor fee income	6,793	7,898	3,656	See NFS division - results of operations - AGM operating segment.
Investment advisory services (WRCM)	6,760	6,026	7,773	See NFS division - results of operations - NFS other operating segments.
Management fee revenue	2,587	2,543	3,307	See LSS operating segment - results of operations.
Loss from ALLO voting membership interest investment	(65,277)	(67,966)	(42,148)	See Corporate - results of operations.
Loss from solar investments	(46,702)	(9,479)	(10,132)	See Corporate - results of operations.
Investment activity, net	(8,586)	51,493	91,593	See note (a) below for additional information.
Other	17,454	15,421	12,761
Other, net	$(48,787)	25,486	78,681
(a)    The Company anticipates fluctuations in future periodic earnings resulting from investment sales and valuation adjustments. Investment activity by operating segment and investment type follows:

	Real Estate	Venture Capital and Funds	Equity / Bonds	Total
	Year ended December 31, 2023
NFS - AGM	$—	(4,303)	(219)	(4,522)
NFS - Nelnet Bank	—	(229)	1,147	918
NFS - Other Operating Segments	439	—	(2,544)	(2,105)
Corporate	—	(2,640)	(237)	(2,877)
	$439	(7,172)	(1,853)	(8,586)
	Year ended December 31, 2022
NFS - AGM	$—	1,196	—	1,196
NFS - Nelnet Bank	—	707	1,869	2,576
NFS - Other Operating Segments	28,702	—	(790)	27,912
Corporate	—	19,809	—	19,809
	$28,702	21,712	1,079	51,493
	Year ended December 31, 2021
NFS - AGM	$—	32,884	1,025	33,909
NFS - Nelnet Bank	—	(79)	783	704
NFS - Other Operating Segments	21,551	—	6,730	28,281
Corporate	—	28,750	(51)	28,699
	$21,551	61,555	8,487	91,593

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Servicing Volumes

	As of
	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Servicing volume (dollars in millions):
Government	$494,691	500,554	519,308	537,291	545,373	545,546	542,398	507,653	478,402
FFELP	17,462	18,400	19,021	19,815	20,226	22,412	24,224	25,646	26,916
Private and consumer	20,493	20,394	20,805	21,484	21,866	22,461	22,838	23,433	23,702
Total	$532,646	539,348	559,134	578,590	587,465	590,419	589,460	556,732	529,020

Number of servicing borrowers:
Government	14,503,057	14,543,382	14,898,901	15,518,751	15,777,328	15,657,942	15,426,607	14,727,860	14,196,520
FFELP	725,866	764,660	788,686	819,791	829,939	910,188	977,785	1,034,913	1,092,066
Private and consumer	894,703	896,613	899,095	925,861	951,866	979,816	998,454	1,030,863	1,065,439
Total	16,123,626	16,204,655	16,586,682	17,264,403	17,559,133	17,547,946	17,402,846	16,793,636	16,354,025

Number of remote hosted borrowers:	70,580	103,396	716,908	5,048,324	6,135,760	6,025,377	5,738,381	5,487,943	4,799,368

Government Loan Servicing
Nelnet Servicing is one of the current four private sector entities that have student loan servicing contracts with the Department to service loans that include Federal Direct Loan Program loans originated directly by the Department and FFEL Program loans purchased by the Department. The Company also earned remote hosted servicing revenue by licensing software to certain third-party servicers for the Department.
Contract Modifications and Award
Effective April 1, 2023, the Department modified the student loan servicing contract between the Department and Nelnet Servicing (the “servicing contract”) to reduce the monthly fee under the servicing contract by $0.19 per borrower on certain borrower statuses.
The Company's current student loan servicing contract with the Department was scheduled to expire on December 14, 2023. In April 2023, the Company received a contract award from the Department, pursuant to which it was selected to provide continued servicing capabilities for the Department's student aid recipients under a new contract which will replace the existing legacy Department student loan servicing contract.
The New Government Servicing Contract is effective April 24, 2023 and has a five year base period, with 2 two-year and 1 one-year possible extensions. The Department's total loan servicing volume of more than 40 million existing borrowers will be allocated by the Department to Nelnet Servicing and four other third-party servicers that were awarded a USDS contract based on service and performance levels. Under the New Government Servicing Contract, Nelnet Servicing immediately began to make required servicing platform enhancements, for which it will be compensated from the Department on certain of these investments. Until servicing under the USDS contract goes live, which is anticipated to be in April 2024, the Company will continue to earn revenue for servicing borrowers under its current legacy servicing contract with the Department.
The new USDS servicing contract has multiple revenue components with tiered pricing based on borrower volume, while revenue earned under the legacy servicing contract is primarily based on borrower status. Assuming borrower volume remains consistent under the USDS servicing contract, the Company expects revenue earned on a per borrower blended basis will decrease under the USDS contract versus the current legacy contract. However, consistent with the current legacy contract, the Company expects to earn additional revenue from the Department under the USDS servicing contract for change requests and other support services. As discussed below, during the second quarter of 2023, the Company completed the transfer of Great Lakes direct loan servicing volume to the Nelnet servicing platform. The associated cost savings with moving government borrowers to one servicing platform is expected to be partially offset under the USDS contract as the Company will incur additional costs for cybersecurity and other system specifications as required under the new contract.

Loan Volume Transfers - Full Service Borrowers
In July 2021, the Pennsylvania Higher Education Assistance Agency (PHEAA) announced its exit from the federal student loan servicing business. All applicable student loans serviced for the Department by PHEAA were transferred to successor servicers. As of December 31, 2021 and 2022, approximately 603,000 and 1,910,000 PHEAA borrowers, respectively, were transferred from PHEAA to the Company's platform. In addition, over this same time period, PHEAA borrowers were transferred to other servicers to which the Company provided its servicing system (remote hosted servicing customers).
In February 2023, the Department notified the Company of its intention to transfer up to one million of the Company’s existing Department servicing borrowers to another third-party servicer. This transfer decision was not based on the Company's performance. These transfers began in the second quarter of 2023 and were completed in July 2023.
In addition, the Company completed the transfer of active borrowers of Great Lakes direct loan servicing volume to the Nelnet servicing platform (the GreatNet Federal servicing platform) during the second quarter of 2023. The decommissioning of the Great Lakes' platform was completed in the fourth quarter of 2023 and potential associated cost savings as a result of transferring direct loan servicing volume to one platform are expected to be realized in operating results towards the end of 2024.
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
As a result of the transfers discussed above, the Company currently has no remaining Department remote hosted servicing borrowers on its platform and software services revenue will be negatively impacted in future periods. However, the Company has executed an agreement with a third-party servicer awarded a USDS contract to license its servicing software to such entity and the Company anticipates earning remote hosted servicing revenue from this new customer when USDS goes live, which is anticipated to be during the second quarter of 2024. The amount of revenue earned by the Company from this new customer will depend on the number of servicing borrowers allocated by the Department to the new customer. The Company does not have volume projections for the new customer at this time, however, such new volume from this customer is not expected to fully offset the loss of borrowers from lost remote hosted servicing customers.
Department of Education Debt Relief
In August 2022, the Department announced a broad based student debt relief plan that would provide targeted student debt cancellation to borrowers with loans held by the Department with unconditional loan cancellation in amounts of up to $20,000 for eligible borrowers who received a Pell Grant, or of up to $10,000 for eligible borrowers who did not receive a Pell Grant. Federal courts blocked implementation of the Department's broad based student debt relief plan and on June 30, 2023, the Supreme Court struck down the Department's plan. While the current version of the Department's forgiveness plan has been invalidated, the Department recently announced that it has begun a new rulemaking process to consider other ways to provide debt relief to borrowers. The Company cannot predict the timing, nature, or ultimate outcome of any future potential student loan forgiveness programs as a result of the rulemaking process. Revenue earned under the current Department servicing contract will decrease in future periods if the Department successfully implements broad based loan forgiveness.
The CARES Act
Under the CARES Act, beginning in March 2020, federal student loan payments and interest accruals were suspended for all borrowers that had loans owned by the Department. As a result of the CARES Act, the Company received less servicing revenue per borrower from the Department based on the borrower forbearance status than what was earned on such accounts prior to these provisions. After multiple extensions of the student loans payment pause under the CARES Act, the payment and interest accrual suspension ended August 31, 2023, and borrowers returned to repayment on September 1, 2023. The Company anticipates revenue per borrower from the Department will increase with borrowers transitioned back to repayment under the legacy government contract from the CARES Act levels.
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
On March 23, 2023, the Company announced a reduction in staff due to the Department’s March 2023 announcement to reduce the monthly fee earned by the Company under its government servicing contract (as discussed above) and the notification by the Department in February 2023 of its intention to transfer up to one million of the Company's existing Department servicing borrowers to another servicer (as discussed above). Approximately 550 associates who work in LSS, including some in related shared services areas that support LSS, were notified their positions were being eliminated. The Company incurred a charge of $4.3 million related to the staff reductions that was primarily recognized in the first and second quarters of 2023.
As a result of the decommissioning of the Great Lakes’ platform in the fourth quarter of 2023, the Company incurred a charge of $3.5 million related to staff reductions, including some in related shared services areas that support LSS.
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
Private Education Loan Servicing
In December 2020, Wells Fargo announced the sale of its approximately $10 billion portfolio of private education student loans representing approximately 445,000 borrowers. In conjunction with the sale, the Company was selected as servicer of the portfolio. During March 2021, approximately 261,000 borrowers were converted to the Company's servicing platform, with the vast majority of the remaining borrowers converted in the second quarter of 2021.
In January 2024, Discover announced they were moving the servicing of its approximately $10 billion private education loan portfolio, representing approximately 500,000 borrowers, to the Company. The timing of the conversion of these loans to the Company’s platform is dependent on the timing of Discover’s potential sale of its portfolio.

Summary and Comparison of Operating Results

	Year ended December 31,
	2023	2022	2021	Additional information
Net interest income	$4,845	2,678	43	Increases due to higher interest rates and average funds held.
Loan servicing and systems revenue	517,954	535,459	486,363	See table below for additional information.
Intersegment servicing revenue	28,911	33,170	33,956
Represents revenue earned by LSS from servicing loans for AGM and Nelnet Bank. Decreases due to the continued amortization of AGM's FFELP portfolio. FFELP intersegment servicing revenue will continue to decrease as AGM's FFELP portfolio pays off.

Other income	2,587	2,543	3,307	Represents revenue earned from providing administrative support services.
Impairment expense	(296)	(5,511)	(13,243)
The Company continues to evaluate the use of office space as a large number of employees continue to work from home. As a result, the Company recorded non-cash impairment charges in each period presented related to certain facilities and associated assets no longer used. In addition, in 2022, the Company recorded a $3.7 million non-cash impairment charge to internally developed software.

Total other income, net	549,156	565,661	510,383
Salaries and benefits	317,885	344,809	297,406
Increase in 2022 compared with 2023 and 2021 was due to the Company being fully staffed with contact center operations and support associates as the Company prepared for expiration of federal student loan payment pause and other activities under the CARES Act. In the first half of 2023, the Company reduced staff to manage expenses due to delays in the government’s student debt relief and return to repayment programs, lower pricing, and reduced servicing volume. See “Reduction in Staff” above for additional details. In August 2023, the Company began to hire additional associates to support borrowers returning to repayment on September 1, 2023.

Depreciation and amortization	19,257	24,255	25,649
Decrease in 2023 compared to 2022 and 2021 was due to all intangible assets from the Great Lakes acquisition (February 2018) being fully amortized by December 2022. Amortization of intangible assets for 2022 and 2021 was $4.5 million and $12.3 million, respectively.

Other expenses	60,517	59,674	52,720
Increase in 2023 compared with 2022 was due to additional postage and communication costs due to borrowers returning to repayment on September 1, 2023. Increase in 2022 compared with 2021 was due to additional costs associated with the growth of borrowers under the government servicing contracts.

Intersegment expenses	78,628	75,145	72,206	Represents costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	476,287	503,883	447,981
Income before income taxes	77,714	64,456	62,445
Income tax expense	(18,651)	(15,470)	(14,987)	Reflects income tax expense at an effective tax rate of 24%.
Net income	$59,063	48,986	47,458
GAAP before tax operating margin	14.1%	11.3%	11.9%
Before tax operating margin, excluding impairment and amortization expense, is a non-GAAP measure of before tax operating profitability as a percentage of revenue, and for LSS is calculated as income before income taxes (excluding impairment and amortization expense) divided by the total of loan servicing and systems revenue, intersegment servicing revenue, and other income revenue. The Company uses this metric to monitor and assess the segment’s performance, manage operating costs, identify and evaluate business trends affecting the segment, and make strategic decisions, and believes that it provides additional information to facilitate an understanding of the operating performance of the segment and provides a meaningful comparison of the results of operations between periods.
Before tax operating margin, excluding impairment and amortization expense, increased in 2023 compared with 2022 due primarily to a decrease in salaries and benefits expense as described above and due to $4.8 million of revenue recognized by the Company in 2023 associated with deconversion of remote hosted borrowers from a customer leaving the Company’s platform. Operating margin decreased in 2022 compared with 2021 due to increased operating expenses, primarily salaries and benefits, as the Company prepared for a January 31, 2022 expiration of the federal student loan payment pause under the CARES Act, which was extended multiple times throughout 2022 and ended August 31, 2023.

Impairment expense	0.1	0.9	2.5
Amortization expense	—	0.8	2.4
Non-GAAP before tax operating margin, excluding impairment and amortization expense	14.2%	13.0%	16.8%

Loan servicing and systems revenue

	Year ended December 31,
	2023	2022	2021	Additional information
Government loan servicing	$412,478	423,066	360,793	Represents revenue from the Company's Department servicing contract. Decrease in 2023 compared with 2022 was due to (i) the monthly fee earned per borrower on certain borrower statuses being reduced by $0.19 effective April 1, 2023; and (ii) a decrease of borrowers beginning in the second quarter of 2023 as part of the Department’s plan to transfer up to one million of the Company’s existing borrowers to another third-party servicer. The decrease was partially offset by an increase in average per borrower rate beginning September 1, 2023 as a result of borrowers returning to repayment. Increase in 2023 and 2022 revenue compared with 2021 was due to (i) an increase in borrowers serviced due to the PHEAA servicing volume transferred to the Company’s platform in 2022; (ii) a per borrower rate increase on each September 1, 2021 (1.8%), September 1, 2022 (5.0%), and September 1, 2023 (2.3%) to reflect the increase in the cost of labor (Employment Cost Index) per the provisions of the contracts; and (iii) a CARES Act forbearance rate increase effective May 1, 2022. Increase in 2022 revenue compared with 2023 and 2021 was also due to (i) the recognition of $16.2 million of revenue related to an increase in call center hours, a staff retention incentive from the Department, and additional change requests; and (ii) the recognition of $9.9 million of revenue for activities supporting preparedness for the Department’s debt relief program. Included in revenue for 2022 and 2021 was $13.6 million and $9.1 million, respectively, of revenue related to the discharge of borrowers under the TPD discharge program, and $7.7 million and $25.0 million, respectively, of revenue for incremental work related primarily to CARES Act forbearance exit outreach activities to borrowers.
Private education and consumer loan servicing	48,984	49,210	47,302
Increase in 2022 compared with 2021 was due to (i) the addition of the former Wells Fargo private education loan borrowers converted to the Company's servicing platform during March and the second quarter of 2021 (an amortizing portfolio); and (ii) revenue earned on new backup servicing agreements.

FFELP loan servicing	13,704	16,016	18,281
Decreases due to a decrease in the number of borrowers serviced. Over time, FFELP servicing revenue will continue to decrease as third-party customers' FFELP portfolios pay off. Since late 2021, the Company has experienced accelerated run-off of its FFELP servicing portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans as a result of borrower relief under the CARES Act and initiatives offered by the Department for FFELP borrowers to consolidate their loans to qualify for loan forgiveness under the Public Service Loan Forgiveness and other programs.

Software services	29,208	33,409	34,600
Represents revenue from providing remote hosted servicing software to the Department and other servicers and providing diversified technology services. Decrease in 2023 compared with 2022 was due to the transfer of remote hosted borrowers to other third-party servicers, partially offset by the recognition of $4.8 million of non-recurring revenue in the third quarter of 2023 associated with deconversion of remote hosted borrowers from a customer leaving the Company’s platform. As a result of the transfers, the Company has no remaining Department remote hosted servicing borrowers on its platform and software services revenue will be negatively impacted in future periods. See “Loan Volume Transfers - Remote Hosted Servicing Borrowers” above for additional information. Decrease in 2022 compared with 2021 was due to the recognition of deconversion fees in the fourth quarter of 2021 from Granite State, a remote hosted servicing customer, when they exited the federal student loan servicing business and transferred their loan volume to a third party.

Outsourced services	13,580	13,758	25,387	Decrease in 2023 and 2022 compared with 2021 was due to assisting state agencies with COVID-19 related services in 2021 totaling $17.3 million.
Loan servicing and systems revenue	$517,954	535,459	486,363

EDUCATION TECHNOLOGY SERVICES AND PAYMENTS OPERATING SEGMENT – RESULTS OF OPERATIONS
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
Summary and Comparison of Operating Results

	Year ended December 31,
	2023	2022	2021	Additional information
Net interest income	$26,962	9,377	1,075	Represents interest income on tuition funds held in custody for schools. Increases due to higher interest rates and average funds held.
Education technology services and payments revenue	463,311	408,543	338,234	See table below for additional information.
Intersegment revenue	253	81	12
Impairment expense	(4,310)	(2,239)	—	In 2023 and 2022, the Company recognized non-cash impairment charges related to previously acquired computer software.
Total other income	459,254	406,385	338,246
Cost of services	171,183	148,403	108,660	See table below for additional information.
Salaries and benefits	155,296	133,428	112,046	Increases due to an increase in headcount to support the growth of the customer base and the investment in the development of new technologies.
Depreciation and amortization	11,319	10,184	11,404	Represents primarily amortization of intangible assets from prior business acquisitions and depreciation of capitalized software development costs.
Other expenses	34,133	30,104	19,318
Increases due to higher costs for consulting, professional fees, and technology services resulting from investments in new technologies. Increases also due to an increase in costs for travel and in-person hosted conferences that subsided in 2021 due to the COVID pandemic. In addition, during 2023 the Company increased its allowance for uncollectible accounts due to the age of certain receivables primarily driven by economic conditions and the increase in volume of FACTS instructional services revenue.

Intersegment expenses, net	23,184	19,538	15,180	Represents costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	223,932	193,254	157,948
Income before income taxes	91,101	74,105	72,713
Income tax expense	(21,891)	(17,785)	(17,451)	Represents income tax expense at an effective tax rate of 24%.
Net income	69,210	56,320	55,262
Net loss (income) attributable to noncontrolling interests	109	(3)	—
Amounts for noncontrolling interests reflect the net loss (income) attributable to the holders of minority membership interests in NextGen, of which the Company became the controlling owner on April 30, 2022. See note 7 of the notes to consolidated financial statements included in this report for additional information.

Net income	$69,319	56,317	55,262

Education technology services and payments revenue
The following table presents disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Year ended December 31,
	2023	2022	2021	Additional information
Tuition payment plan services	$125,326	110,802	103,970
Increases due to a higher number of payment plans in the K-12 market for both new and existing customers. In 2023, the increase was also due to a higher number of payment plans in higher education markets for both new and existing customers.

Payment processing	163,859	148,212	127,080	Increases due to increase in payment volumes for both the K-12 and higher education markets due to new customers and an increase in volume from existing customers.
Education technology services	170,754	146,679	105,975
Increases due to an increase in revenues from the Company’s school information system software, application and enrollment services, the NextGen acquisition completed in April 2022, and FACTS learning management services. Learning management instructional services revenue was the largest component of this increase, driven by the Emergency Assistance to Non-Public Schools (EANS) program. EANS revenue was $46.9 million, $37.8 million, and $8.7 million in 2023, 2022, and 2021, respectively. EANS provides funds to non-public schools to address the impact COVID-19 has had or continues to have on students and teachers. The EANS I program funding ended on September 30, 2023 and EANS II program funding ends on September 30, 2024, which will result in a decrease of future instructional services revenue compared with recent historical periods.

Other	3,372	2,850	1,209
Education technology services and payments revenue	463,311	408,543	338,234
Cost of services	171,183	148,403	108,660
Costs relate to payment processing revenue and such costs decrease/increase in relationship to payment volumes. Costs to provide instructional services are also a component of this expense and decrease/increase in relationship to instructional services revenue. Costs to provide instructional services were the primary driver of the increases due to the increase in instructional services resulting from the EANS program as noted above.

Net revenue	$292,128	260,140	229,574
GAAP before tax operating margin	31.2%	28.5%	31.7%
Before tax operating margin, excluding net interest income, is a non-GAAP measure of before tax operating profitability as a percentage of revenue, and for the ETSP segment is calculated as income before income taxes less interest income divided by net revenue. The Company uses this metric to monitor and assess the segment’s performance, manage operating costs, identify and evaluate business trends affecting the segment, and make strategic decisions, and believes that it facilitates an understanding of the operating performance of the segment and provides a meaningful comparison of the results of operations between periods.

Before tax operating margin, excluding net interest income, decreased due to investments in (i) the development of new services and technologies; and (ii) superior customer experiences to align with the Company’s strategies to grow, retain, and diversify revenues.

Net interest income	(9.2)	(3.6)	(0.5)
Non-GAAP before tax operating margin, excluding net interest income	22.0%	24.9%	31.2%

NELNET FINANCIAL SERVICES DIVISION - RESULTS OF OPERATIONS
Asset Generation and Management Operating Segment
Loan Portfolio
As of December 31, 2023, the AGM operating segment had a $12.0 billion loan portfolio, consisting primarily of federally insured loans. For a summary of the Company's loan portfolio as of December 31, 2023 and 2022, see note 3 of the notes to consolidated financial statements included in this report.
Loan Activity
The following table sets forth the activity of loans in the AGM operating segment:

	Year ended December 31,
	2023	2022	2021
Beginning balance	$14,169,771	17,441,790	19,559,108
Loan acquisitions:
Federally insured student loans	576,224	721,853	904,088
Private education loans	77,401	8,244	89,308
Consumer and other loans	478,666	516,215	81,923
Total loan acquisitions	1,132,291	1,246,312	1,075,319
Repayments, claims, capitalized interest, participations, and other, net	(1,461,803)	(1,694,742)	(2,126,708)
Loans lost to external parties	(1,062,662)	(2,656,639)	(964,822)
Loans sold	(728,135)	(166,950)	(101,107)
Ending balance	$12,049,462	14,169,771	17,441,790
The Company has partial ownership in certain consumer, private education, and federally insured student loan securitizations that are accounted for as held-to-maturity beneficial interest investments and included in "investments and notes receivable" in the Company's consolidated financial statements. As of the latest remittance reports filed by the various trusts prior to or as of December 31, 2023, the Company’s ownership correlates to approximately $1.76 billion of loans included in these securitizations. The loans held in these securitizations are not included in the above table.
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
Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance for each of AGM's loan portfolios as of December 31, 2023 and 2022; loan status and delinquency amounts for each of AGM's loan portfolios as of December 31, 2023, 2022, and 2021; and the activity in AGM’s allowance for loan losses and net charge-offs as a percentage of average loans for 2023, 2022, and 2021, see note 3 of the notes to consolidated financial statements included in this report.

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

	Year ended December 31,
	2023	2022	2021
Variable loan yield, gross	7.56%	4.39%	2.64%
Consolidation rebate fees	(0.80)	(0.84)	(0.85)
Discount accretion, net of premium and deferred origination costs amortization (a)	0.06	0.04	0.02
Variable loan yield, net	6.82	3.59	1.81
Loan cost of funds - interest expense (b) (c) (d)	(5.99)	(2.58)	(1.04)
Loan cost of funds - derivative settlements (e) (f)	0.01	(0.00)	(0.01)
Variable loan spread	0.84	1.01	0.76
Fixed rate floor income, gross	0.02	0.36	0.76
Fixed rate floor income - derivative settlements (e) (g)	0.18	0.21	(0.11)
Fixed rate floor income, net of settlements on derivatives	0.20	0.57	0.65
Core loan spread	1.04%	1.58%	1.41%

Average balance of AGM’s loans	$13,316,525	15,969,435	18,900,038
Average balance of AGM’s debt outstanding	12,720,097	15,513,824	18,610,144
(a)    During each of the fourth quarters of 2022 and 2021, the Company changed its estimate of the constant prepayment rate used to amortize/accrete federally insured loan premium/discounts for its loans which resulted in a $8.4 million increase and a $6.2 million decrease, respectively, to interest income. The impact of these adjustments was excluded from the table above.
(b)    In the second quarter of 2023, the Company redeemed certain asset-backed debt securities prior to their maturity, resulting in the recognition of $25.9 million in interest expense from the write-off of the remaining unamortized debt discount associated with these bonds at the time of redemption. This expense was excluded from the table above.
(c)    In the first quarter of 2021, the Company reversed a historical accrued interest liability of $23.8 million on certain bonds, which liability the Company determined is no longer probable of being required to be paid, resulting in a reduction of interest expense. The liability was initially recorded when certain asset-backed securitizations were acquired in 2011 and 2013. The reduction of this expense was excluded from the table above.
(d)    In the third quarter of 2021, the Company redeemed certain asset-backed debt securities prior to their legal maturity, resulting in the recognition of $1.5 million in interest expense from the write-off of all remaining debt issuance costs related to the initial issuance of such bonds. This expense was excluded from the table above.
(e)    Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income (loan spread) as presented in this table. The Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 5 of the notes to consolidated financial statements included in this report for additional information on the Company's Non-Nelnet Bank derivative instruments, including the net settlement activity recognized by the Company for each type of derivative for the 2023, 2022, and 2021 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Income" and in this table.
A reconciliation of core loan spread, which includes the impact of derivative settlements on loan spread, to loan spread without derivative settlements follows.

	Year ended December 31,
	2023	2022	2021
Core loan spread	1.04%	1.58%	1.41%
Derivative settlements (1:3 basis swaps)	(0.01)	0.00	0.01
Derivative settlements (fixed rate floor income)	(0.18)	(0.21)	0.11
Loan spread	0.85%	1.37%	1.53%
(f)    Derivative settlements consist of net settlements received (paid) related to the Company’s 1:3 basis swaps.
(g)    Derivative settlements consist of net settlements received (paid) related to the Company’s floor income interest rate swaps.

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
Variable loan spread was higher during 2022 compared with 2023 and 2021 due to a significant increase in short-term rates during 2022 compared with the increase in rates for 2023 and 2021.
The difference between variable loan spread and core loan spread is fixed rate floor income earned on a portion of AGM's federally insured student loan portfolio. A summary of fixed rate floor income and its contribution to core loan spread follows:

	Year ended December 31,
	2023	2022	2021
Fixed rate floor income, gross	$2,169	57,380	142,606
Derivative settlements (a)	23,044	33,149	(19,729)
Fixed rate floor income, net	$25,213	90,529	122,877
Fixed rate floor income contribution to spread, net	0.20%	0.57%	0.65%
(a)    Derivative settlements consist of net settlements received (paid) related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
Gross fixed rate floor income decreased in 2023 and 2022 compared with 2022 and 2021, respectively, due to higher interest rates.
The Company had a significant portfolio of derivative instruments in which the Company paid a fixed rate and received a floating rate to economically hedge loans earning fixed rate floor income. On March 15, 2023, to minimize the Company's exposure to market volatility and increase liquidity, the Company terminated its entire derivative portfolio hedging loans earning fixed rate floor income ($2.8 billion in notional amount of derivatives). Through March 15, 2023, the Company had received cash or had a receivable from its clearinghouse related to variation margin equal to the fair value of the $2.8 billion notional amount of fixed rate floor derivatives as of March 15, 2023 of $183.2 million, which included $19.1 million related to current period settlements.
The decrease in net derivative settlements received by the Company in 2023 compared with 2022 was due to the termination of the fixed rate floor derivatives in March 2023. The increase in net derivative settlements received on the floor income interest rate swaps in 2022 compared with net derivative settlements paid in 2021 was due to an increase in interest rates, partially offset by a decrease in the notional amount of derivatives outstanding.
See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on AGM’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Summary and Comparison of Operating Results

	Year ended December 31,
	2023	2022	2021	Additional information
Net interest income after provision for loan losses	$97,099	220,056	347,203	See table below for additional analysis.
Other income, net	11,269	21,170	34,306
Represents primarily borrower late fees, income from providing administration activities for third parties, gains/losses from repurchase of debt, and income/losses from AGM's investments in joint ventures. Borrower late fees for 2023, 2022, and 2021 were $9.0 million, $10.8 million, and $3.4 million, respectively. The Company suspended borrower late fees in March 2020 to provide borrowers relief as a result of the COVID-19 pandemic. The Company began to recognize borrower late fees again in May 2021 (for private education loans) and October 2021 (for federally insured student loans). The Company recognized revenue of $6.8 million, $7.9 million, and $3.7 million in 2023, 2022, and 2021, respectively, as administrator and sponsor for the securitizations completed during 2021 by the joint venture to purchase and securitize private education loans sold by Wells Fargo (an amortizing portfolio). The Company also recognized a loss of $4.3 million, and income of $1.2 million, and $32.9 million, in 2023, 2022, and 2021, respectively, related to its investments in joint ventures. For 2021, other income was partially offset by a $6.8 million loss recognized as a result of purchasing back its own debt.

Gain on sale of loans, net	39,673	2,903	18,715	The Company recognized net gains from selling portfolios of loans. See note 3 of the notes to consolidated financial statements included in this report for additional information.
Provision for beneficial interests	—	—	2,436
In the first quarter of 2021, due to improved economic conditions, the Company recorded a negative provision of $2.4 million related to its remaining allowance on a consumer loan securitization beneficial interest investment. Such allowance was initially recorded in March 2020 as a result of the COVID-19 pandemic.

Derivative settlements, net	24,588	32,943	(21,367)	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.
Derivative market value adjustments, net	(40,250)	231,691	92,813	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments during the periods presented related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps. On March 15, 2023, AGM terminated its portfolio of floor income interest rate swaps to minimize the Company’s exposure to market volatility and increase liquidity. As such, the Company expects the derivative market value adjustments in future periods will be less substantial.
Total other income, net	35,280	288,707	126,903
Salaries and benefits	4,191	2,524	2,135	Increase in 2023 due to additional headcount as the Company actively expands into new asset loan classes.
Other expenses	14,728	16,835	13,487	Represents primarily servicing fees paid to third parties. Also includes certain professional and legal fees. See “Total operating expenses” below.
Intersegment expenses	32,824	34,679	34,868	Represents fees paid to LSS for the servicing of AGM’s loan portfolio. These amounts exceed the actual cost of servicing the loans. Intersegment expenses also includes costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.

Total operating expenses	51,743	54,038	50,490
Total operating expenses were 39 basis points, 34 basis points, and 27 basis points of the average balance of loans in 2023, 2022, and 2021, respectively. The increase in operating expenses as a percent of the average balance of loans was due to an increase in professional and legal fees and salaries and benefit costs as the Company actively expands into new asset classes. In addition, 2021 operating expenses were down due to less activity during the COVID pandemic.

Income before income taxes	80,636	454,725	423,616
Income tax expense	(19,353)	(109,134)	(101,668)	Represents income tax expense at an effective tax rate of 24%.
Net income	$61,283	345,591	321,948
Additional information:
GAAP Net income	$61,283	345,591	321,948	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments.
Derivative market value adjustments, net	40,250	(231,691)	(92,813)
Tax effect	(9,660)	55,606	22,275
Non-GAAP net income, excluding derivative market value adjustments	$91,873	169,506	251,410

Net interest income after provision for loan losses, net of settlements on derivatives
The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Year ended December 31,
	2023	2022	2021	Additional information
Variable interest income, gross	$1,007,424	701,816	499,698	Increases due to an increase in the gross yield earned on loans, partially offset by a decrease in the average balance of loans.
Consolidation rebate fees	(106,756)	(134,578)	(160,228)	Decreases due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	7,302	14,010	(3,347)
During each of the fourth quarters of 2022 and 2021, the Company changed its estimate of the constant prepayment rate used to amortize/accrete federally insured loan premium/discounts for its loans which resulted in a $8.4 million increase and a $6.2 million decrease, respectively, to interest income. Excluding these items, the Company recognized a net discount accretion of $5.6 million and $2.9 million in 2022 and 2021, respectively. Net discount accretion during 2023, 2022, and 2021 was due to the Company’s purchase of loans at a net discount over the last several years.

Variable interest income, net	907,970	581,248	336,123
Interest on bonds and notes payable	(788,251)	(399,806)	(171,320)
Increases due to an increase in cost of funds, partially offset by a decrease in the average balance of debt outstanding. In 2023, the Company redeemed certain asset-backed debt securities prior to their maturity, resulting in the recognition of a $25.9 million non-cash expense from the write-off of the remaining debt discount associated with these bonds at the time of redemption. In 2021, the Company reduced interest expense by $23.8 million as a result of reversing a historical accrued interest liability on certain bonds.

Derivative settlements, net (a)	1,544	(206)	(1,638)	Represents net derivative settlements received (paid) related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives	121,263	181,236	163,165
Fixed rate floor income, gross	2,169	57,380	142,606	Decreases due to higher interest rates.
Derivative settlements, net (a)	23,044	33,149	(19,729)	Represents net derivative settlements received (paid) related to the Company's floor income interest rate swaps.
Fixed rate floor income, net of settlements on derivatives	25,213	90,529	122,877
Core loan interest income (a)	146,476	271,765	286,042
Investment interest	67,019	37,929	28,172	Increases due to an increase in the balance of restricted cash due to significant loan prepayments and interest earned on restricted cash due to higher interest rates.
Intercompany interest	(34,833)	(12,094)	(1,598)	Increases due to an increase in the balance of borrowings and higher interest rates.
(Provision) negative provision for loan losses - federally insured loans	(4,303)	(3,731)	7,343	See note 3 of the notes to consolidated financial statements included in this report for the factors impacting provision for loan losses for the periods presented.
(Provision) negative provision for loan losses - private education loans	(2,865)	(2,487)	1,333
(Provision) negative provision for loan losses - consumer and other loans	(49,807)	(38,383)	4,544
Net interest income after provision for loan losses (net of settlements on derivatives) (a)	$121,687	252,999	325,836
(a)    Core loan interest income and net interest income after provision for loan losses (net of settlements on derivatives) are non-GAAP financial measures. For an explanation of GAAP accounting for derivative settlements and the reasons why the Company reports these non-GAAP measures (and the limitations thereof), see footnote (e) to the table immediately under the caption “Loan Spread Analysis” above. See note 5 of the notes to consolidated financial statements included in this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative referred to in the "Additional information" column of this table, for the 2023, 2022, and 2021 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Income" and in this table.

Nelnet Bank Operating Segment
Loan Portfolio
As of December 31, 2023, Nelnet Bank had a $432.9 million loan portfolio, consisting of $360.5 million of private education loans and $72.4 million of consumer and other loans. For a summary of the Company’s loan portfolio as of December 31, 2023 and 2022, see note 3 of the notes to consolidated financial statements included in this report.
Loan Activity
The following table sets forth the activity in Nelnet Bank's loan portfolio:

	Year ended December 31,
	2023	2022	2021
Beginning balance	$419,795	257,901	17,543
Loan acquisitions and originations:
Federally insured student loans	—	—	99,973
Private education loans	53,286	235,139	179,749
Consumer and other loans	85,967	—	—
Total loan acquisitions and originations	139,253	235,139	279,722
Repayments	(68,475)	(69,022)	(36,181)
Loans sold to AGM	(57,701)	(4,223)	(3,183)
Ending balance	$432,872	419,795	257,901
Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance for each of Nelnet Bank’s loan portfolios as of December 31, 2023 and 2022; loan status, delinquency amounts, and other key credit quality indicators of each of Nelnet Bank's loan portfolios as of December 31, 2023, 2022, and 2021; and the activity in Nelnet Bank’s allowance for loan losses and net charge-offs as a percentage of average loans in 2023, 2022, and 2021, see note 3 of the notes to consolidated financial statements included in this report.
Deposits
As of December 31, 2023, Nelnet Bank had $847.6 million of deposits. All of Nelnet Bank’s deposits are interest-bearing and consist of brokered certificates of deposit (CDs), retail and other savings deposits and CDs, and intercompany deposits. Retail and other savings deposits include deposits from Educational 529 College Savings and Health Savings plans, Short Term Federal Investment Trust (STFIT), and commercial and institutional CDs. Union Bank, a related party, is the program manager for the Educational 529 College Savings plans and trustee for the STFIT.
As of December 31, 2023, Nelnet Bank’s deposits included $104.0 million from Nelnet, Inc. (parent company) and its subsidiaries (intercompany), and thus have been eliminated for consolidated financial reporting purposes. The intercompany deposits include a pledged deposit of $40.0 million from Nelnet, Inc. as required under the Capital and Liquidity Maintenance Agreement with the FDIC, deposits required for intercompany transactions, operating deposits, and NBS custodial deposits consisting of tuition payments collected which are subsequently remitted to the appropriate school.

Average Balance Sheet
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities.

	Year ended December 31, (a)
	2023		2022		2021
	Balance	Rate	Balance	Rate	Balance	Rate
Average assets
Federally insured student loans	$59,389	6.43%	$77,465	3.01%	$64,873	1.36%
Private education loans	356,201	3.82	317,016	3.23	86,285	3.16
Consumer and other loans	33,829	12.96	—	—	—	—
Cash and investments	563,199	6.40	383,250	3.50	220,735	1.86
Total interest-earning assets	1,012,618	5.71%	777,731	3.34%	371,893	2.08%
Non-interest-earning assets	9,339		11,948		10,195
Total assets	$1,021,957		$789,679		$382,088
Average liabilities and equity
Brokered deposits	$204,410	1.38%	$248,808	1.50%	$61,208	0.84%
Intercompany deposits	179,740	4.84	121,566	1.90	81,064	0.25
Retail and other deposits	502,177	4.52	304,077	1.65	132,010	0.60
Federal funds purchased and other borrowed money	132	6.07	—	—	—	—
Total interest-bearing liabilities	886,459	3.86%	674,451	1.64%	274,282	0.55%
Non-interest-bearing liabilities	5,433		4,964		4,705
Equity	130,065		110,264		103,101
Total liabilities and equity	$1,021,957		$789,679		$382,088
(a) Calculated using average daily balances.

Summary and Comparison of Operating Results

	Year ended December 31,
	2023	2022	2021	Additional information
Total interest income	$57,859	25,973	7,721	Represents interest earned on loans, cash, and investments. Increases due to an increase of these balances and interest rates.
Interest expense	34,704	11,055	1,507	Represents interest expense on deposits. Increases due to an increase of deposits and interest rates.
Net interest income	23,155	14,918	6,214
Provision for loan losses	8,475	1,840	794
Increases in provision for loan losses was due to increase in balance of loans and the mix of loans, including the mix of loans acquired and originated in each year compared with the preceding year. See note 3 of the notes to consolidated financial statements included in this report for additional information.

Net interest income after provision for loan losses	14,680	13,078	5,420
Other income	1,095	2,625	713	Represents primarily net gains and income from investments.
Impairment expense	—	(214)	—
Derivative settlements, net	484	—	—
During 2023, Nelnet Bank entered into derivatives to hedge its exposure related to variable rate intercompany deposits to minimize volatility from future changes in interest rates. Nelnet Bank has designated its derivative instruments as cash flow hedges; however, because the hedged items are intercompany deposits, the derivative instruments are not eligible for hedge accounting in the consolidated financial statements. Accordingly, all changes in fair value of such derivatives are recorded through earnings and presented as “derivative market value adjustments, net” in the statements of operations.

Derivative market value adjustments, net	(1,523)	—	—
Total other income, net	56	2,411	713
Salaries and benefits	9,074	6,948	5,042	Represents salaries and benefits of Nelnet Bank associates and third-party contract labor. Increases due to the overall growth of Nelnet Bank activities.
Depreciation	574	15	—
Other expenses	4,994	3,925	1,776	Represents various expenses such as consulting and professional fees, Nelnet Bank director fees, occupancy, certain information technology-related costs, insurance, marketing, and other operating expenses. Increases due to the overall growth of Nelnet Bank activities.
Intersegment expenses	462	244	107
Represents primarily servicing costs paid to LSS. Certain shared service and support costs incurred by the Company to support Nelnet Bank have not been reflected as part of Nelnet Bank through 2023 (when the bank’s de novo period ended). The shared service and support costs incurred by the Company related to Nelnet Bank and not reflected in the bank’s operating segment were $7.7 million, $5.8 million, and $3.4 million for 2023, 2022, and 2021, respectively. These expenses will be allocated to Nelnet Bank beginning in 2024.

Total operating expenses	15,104	11,132	6,925
(Loss) income before income taxes	(368)	4,357	(792)
Income tax benefit (expense)	153	(1,013)	175	Represents income tax benefit (expense) at an effective tax rate of 41.5%, 23.3%, and 22.1% for the years ended December 31, 2023, 2022, and 2021, respectively.
Net (loss) income	$(215)	3,344	(617)
Additional information:
Net (loss) income	$(215)	3,344	(617)	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional details about non-GAAP net income, excluding derivative market value adjustments.
Derivative market value adjustments, net	1,523	—	—
Tax effect	(366)	—	—
Net income (loss), excluding derivative market value adjustments	$942	3,344	(617)

NFS Other Operating Segments
The following table summarizes the operating results of other operating segments included in NFS that are not reportable. Income taxes are allocated based on 24% of income (loss) before taxes for each activity.
Summary and Comparison of Operating Results

	WRCM (a)	Nelnet Insurance Services (b)	Real estate investments (c)	Investment securities (d)	Total
	Year ended December 31, 2023
Interest income	$11	1,563	564	72,719	74,857
Interest expense	—	—	—	(29,747)	(29,747)
Net interest income	11	1,563	564	42,972	45,110
Other, net	6,746	21,854	451	(2,403)	26,648
Salaries and benefits	(216)	(370)	(544)	—	(1,130)
Other expenses	(326)	(18,757)	(82)	(7)	(19,172)
Intersegment expenses, net	(12)	(175)	(397)	—	(584)
Income (loss) before income taxes	6,203	4,115	(8)	40,562	50,872
Income tax (expense) benefit	(1,340)	(988)	(10)	(9,735)	(12,073)
Net (income) loss attributable to noncontrolling interests	(620)	—	52	—	(568)
Net income (loss)	$4,243	3,127	34	30,827	38,231
	Year ended December 31, 2022
Interest income	$2	674	994	38,707	40,377
Interest expense	—	(2)	—	(21,972)	(21,974)
Net interest income	2	672	994	16,735	18,403
Other, net	6,026	6,061	24,284	(1,112)	35,259
Salaries and benefits	(221)	(244)	(415)	—	(880)
Other expenses	(347)	(1,958)	(142)	(6)	(2,453)
Intersegment expenses, net	(12)	1,605	(420)	—	1,173
Income (loss) before income taxes	5,448	6,136	24,301	15,617	51,502
Income tax (expense) benefit	(1,177)	(1,473)	(5,839)	(3,748)	(12,237)
Net (income) loss attributable to noncontrolling interests	(545)	—	29	—	(516)
Net income (loss)	$3,726	4,663	18,491	11,869	38,749
	Year ended December 31, 2021
Interest income	$—	496	548	8,422	9,466
Interest expense	—	(22)	—	(2,734)	(2,756)
Net interest income	—	474	548	5,688	6,710
Other, net	7,785	2,115	21,994	6,555	38,449
Salaries and benefits	(227)	(271)	(332)	—	(830)
Other expenses	(328)	(2,177)	(77)	(3)	(2,585)
Intersegment expenses, net	(10)	1,610	(221)	—	1,379
Income (loss) before income taxes	7,220	1,751	21,912	12,240	43,123
Income tax (expense) benefit	(1,560)	(420)	(5,258)	(2,937)	(10,175)
Net (income) loss attributable to noncontrolling interests	(722)	—	(4)	—	(726)
Net income (loss)	$4,938	1,331	16,650	9,303	32,222
(a)    The Company provides investment advisory services through Whitetail Rock Capital Management, LLC (WRCM), the Company's SEC-registered investment advisor subsidiary, under various arrangements. WRCM earns annual fees of 10 basis points to 25 basis points for asset-backed securities under management and a share of the gains from the sale of securities or securities being called prior to the full contractual maturity for which it provides advisory services. As of December 31, 2023, the outstanding balance of asset-backed securities under management subject to these arrangements was $2.6 billion, of which the majority of such securities were FFELP student loan asset-backed securities. In addition, WRCM earns annual management fees of five basis points for Nelnet stock under management (primarily shares of Nelnet Class B common stock held in various trust estates). During 2023, 2022, and 2021, WRCM earned $6.2 million, $6.0 million, and $4.2 million, respectively, in management fees. During 2023 and 2021, WRCM earned $0.5 million and $3.2 million in performance fees, respectively (performance fees were insignificant in 2022). Fees earned by WRCM are included in “other, net” in the table above.

(b)    Represents the operating results of the Company’s reinsurance treaties on property and casualty policies and the Company’s Nebraska chartered life and health company, which is in run-off mode and reinsures a decreasing term life insurance product distributed to FACTS. During 2023 and 2022, the Company earned reinsurance premiums of $41.6 million and $0.3 million, respectively, and ceded $21.5 million and $0.2 million, respectively, of its earned reinsurance premiums, which are included in “other, net” in the table above. During 2023 and 2022, the Company recognized $34.7 million and $0.3 million, respectively, of loss reserve, commissions, and broker fees of which it ceded $18.0 million and $0.2 million, respectively, which are included in “other expenses” in the table above. There was no reinsurance activity in 2021.
(c)    Represents the operating results of the Company’s real estate investments and the administrative costs to manage this portfolio. During 2023, 2022, and 2021, the Company recognized net income and gains of $0.4 million, $24.8 million and $21.5 million, respectively, from its real estate investments, which is included in “other, net” in the table above.
(d)    Represents interest income earned on investment debt securities (primarily student loan and other asset-backed securities), unrealized gains/losses on marketable equity securities, realized gains/losses on marketable equity securities and investment debt securities, and other costs to manage these investments. Also includes interest expense incurred on debt used to finance such investments.

CORPORATE AND OTHER ACTIVITIES – RESULTS OF OPERATIONS
Other business activities and operating segments that are not reportable and not part of the NFS division are combined and included in Corporate and Other Activities (“Corporate.”) The following table summarizes the operating results of these activities.
Income taxes are allocated based on 24% of income (loss) before taxes for each activity. The difference between the Corporate income tax expense and the sum of taxes calculated for each activity is included in income taxes in “other” in the table below.
Summary and Comparison of Operating Results

		Nelnet Renewable Energy (b)
	Shared services (a)	Tax equity investments / syndication / administration	GRNE Solar	ALLO investment (c)	Venture capital investments (d)	Other	Total
	Year ended December 31, 2023
Net interest income (expense)	$—	—	(846)	—	—	11,409	10,563
Solar construction revenue	—	—	31,669	—	—	—	31,669
Other, net	2,754	(44,095)	159	(55,763)	(2,878)	9,438	(90,385)
Impairment expense	(4,678)	—	(20,581)	—	(2,060)	—	(27,319)
Cost to provide solar construction services	—	—	(48,576)	—	—	—	(48,576)
Salaries and benefits	(90,558)	(3,658)	(4,439)	(30)	(783)	(6,063)	(105,531)
Depreciation and amortization	(38,301)	—	(9,252)	—	—	(416)	(47,969)
Other expenses	(44,012)	(1,422)	(3,064)	(2,177)	(229)	(5,403)	(56,307)
Intersegment expenses, net	111,572	(5,125)	239	(2)	(58)	1,463	108,089
Income (loss) before income taxes	(63,223)	(54,300)	(54,691)	(57,972)	(6,008)	10,428	(225,766)
Income tax (expense) benefit	15,173	6,337	10,807	13,913	1,442	4,389	52,061
Net (income) loss attributable to noncontrolling interests	—	27,894	9,662	—	—	—	37,556
Net income (loss)	$(48,050)	(20,069)	(34,222)	(44,059)	(4,566)	14,817	(136,149)
	Year ended December 31, 2022
Net interest income (expense)	$—	—	(120)	—	20	2,735	2,635
Solar construction revenue	—	—	24,543	—	—	—	24,543
Other, net	2,575	(9,088)	15	(58,781)	19,809	9,358	(36,112)
Impairment expense	(998)	—	—	—	(6,561)	—	(7,559)
Cost to provide solar construction services	—	—	(19,971)	—	—	—	(19,971)
Salaries and benefits	(90,259)	(1,386)	(2,143)	(972)	(741)	(5,489)	(100,990)
Depreciation and amortization	(37,852)	—	(1,489)	—	—	(282)	(39,623)
Other expenses	(42,289)	(593)	(934)	(5,489)	(78)	(8,405)	(57,788)
Intersegment expenses, net	96,640	(103)	(370)	(3)	—	(982)	95,182
Income (loss) before income taxes	(72,183)	(11,170)	(469)	(65,245)	12,449	(3,065)	(139,683)
Income tax (expense) benefit	17,324	(123)	126	15,659	(2,988)	12,417	42,415
Net (income) loss attributable to noncontrolling interests	—	11,682	(57)	—	—	—	11,625
Net income (loss)	$(54,859)	389	(400)	(49,586)	9,461	9,352	(85,643)
	Year ended December 31, 2021
Net interest income (expense)	$—	—	—	—	8	(432)	(424)
Solar construction revenue	—	—	—	—	—	—	—
Other, net	3,604	(10,238)	—	(33,722)	28,800	13,463	1,907
Impairment expense	(916)	—	—	—	(4,637)	—	(5,553)
Cost to provide solar construction services	—	—	—	—	—	—	—
Salaries and benefits	(83,401)	(1,212)	—	(505)	(872)	(3,683)	(89,673)
Depreciation and amortization	(36,297)	—	—	—	—	(385)	(36,682)
Other expenses	(44,040)	(119)	—	(896)	(42)	(10,492)	(55,589)
Intersegment expenses, net	88,377	(460)	—	—	(1)	(902)	87,014
Income (loss) before income taxes	(72,673)	(12,029)	—	(35,123)	23,256	(2,431)	(99,000)
Income tax (expense) benefit	17,442	1,032	—	8,430	(5,581)	6,961	28,284
Net (income) loss attributable to noncontrolling interests	—	7,729	—	—	—	—	7,729
Net income (loss)	$(55,231)	(3,268)	—	(26,693)	17,675	4,530	(62,987)

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
(b)    Nelnet Renewable Energy includes solar tax equity investments made by the Company, administrative and management services provided by the Company on tax equity investments made by third parties, and solar construction and development. As of December 31, 2023, the Company has invested a total of $470.7 million (which includes $198.8 million syndicated to third-party investors) in solar tax equity investments. Due to the management and control of each of these investment partnerships, such partnerships that invest in tax equity investments are consolidated on the Company’s consolidated financial statements, with the co-investor’s portion being presented as non-controlling interests.
Included in tax equity investments is the Company's share of income or loss from solar investments accounted for under the Hypothetical Liquidation at Book Value (HLBV) method of accounting. For the majority of the Company's solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. Nelnet Renewable Energy recognized losses on its tax equity investments of $46.7 million, $9.5 million, and $10.1 million during 2023, 2022, and 2021, respectively. These losses, which include losses attributable to third-party noncontrolling interest investors, are included in “other, net” in the table above. Solar losses attributable to third-party noncontrolling interest investors was $26.4 million, $10.9 million and $7.4 million during 2023, 2022, and 2021, respectively, and are reflected in “net (income) loss attributable to noncontrolling interests” in the table above.
Nelnet Renewable Energy syndicates tax equity investments to third parties and earns management and performance fees. Management fee income recognized by Nelnet Renewable Energy was $1.8 million and $1.0 million during 2023 and 2022, respectively, which is included in “other, net” in the table above.
In addition to solar tax equity investments, the Company has a strategy to own solar energy project assets. As part of this strategy, on July 1, 2022, the Company acquired 80% of the ownership interest of GRNE Solar for total consideration of $33.9 million. The operating results for GRNE Solar in the “Year ended December 31, 2022” table above are for the period from July 1, 2022 through December 31, 2022.
GRNE is a solar construction company that provides full-service engineering, procurement, and construction (EPC) services to residential homes and commercial entities. Since the acquisition of GRNE, it has incurred low and, in some cases, negative margins on certain projects. In addition, higher interest rates reduced residential demand and made community solar projects more costly. Due to the complexity and long-term nature of existing construction contracts, the Company may continue to incur low and/or negative margins to complete projects currently under contract. As part of the Company’s November 2023 annual goodwill impairment assessment completed in conjunction with the Company’s annual November budget process, the Company recognized non-cash impairment charges in the fourth quarter of 2023 for goodwill and intangibles of $18.9 million and $1.7 million, respectively. See note 11 of the notes to consolidated financial statements included in this report for additional information.
(c)    Represents primarily the Company's share of loss on its voting membership interests and income on its preferred membership interests in ALLO.
The Company accounts for its approximately 45% voting membership interests in ALLO under the HLBV method of accounting. The Company recognized losses under the HLBV method of accounting on its ALLO voting membership interests investment of $65.3 million, $68.0 million, and $42.1 million, during 2023, 2022, and 2021, respectively. These amounts are reflected in “other, net” in the table above.
As of December 31, 2023, the outstanding preferred membership interests of ALLO held by the Company was $155.0 million. Accrued and unpaid preferred return capitalizes to preferred membership interests annually on each December 31. The preferred membership interests of ALLO held by the Company earn a preferred annual return of 6.25% that will increase to 10.00% in April 2024. The Company recognized income on its ALLO preferred membership interests of $9.1 million, $8.6 million, and $8.4 million during 2023, 2022, and 2021, respectively. These amounts are reflected in “other, net” in the table above.
As part of the ALLO recapitalization transaction completed in 2020, the Company and SDC (a third-party global digital infrastructure investor and member of ALLO) entered into an agreement, in which the Company has a contingent payment obligation to pay SDC a contingent payment amount of up to $35.0 million in the event the Company disposes of its voting membership interests of ALLO that it holds and realizes from such disposition certain targeted return levels. The Company recognized expense of $2.2 million and $5.3 million associated with this obligation during 2023 and 2022, respectively, which is included in “other expenses” in the table above.
(d)    Represents the operating results of the Company’s venture capital investments, including Hudl which the Company accounts for using the measurement alternative method (see note 6 of the notes to consolidated financial statements included in this report for additional information), and the administrative costs to manage this portfolio. During 2022, the Company recognized $19.8 million in net income and gains on venture capital investments, including a $15.2 million gain from the revaluation of its previously held 50% ownership interests in NextGen (previously accounted for under the equity method) as a result of the Company purchasing an additional 30% ownership interests in NextGen on April 30, 2022. In 2021, the Company recognized $28.8 million in net income and gains on venture capital investments, including $10.3 million as a result of CompanyCam Inc.’s equity raise. In October 2021, CompanyCam Inc., an entity in which the Company has an equity investment, completed an additional equity raise. The Company accounts for its investment in this entity using the measurement alternative method, which requires it to adjust its carrying value of the investment for changes resulting from observable market transactions. As a result of this entity’s equity raise, the Company recognized a gain during the fourth quarter of 2021 to adjust its carrying value to reflect the October 2021 transaction value.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s Loan Servicing and Systems, and Education Technology Services and Payments operating segments are non-capital intensive and both produce positive operating cash flows. As such, a minimal amount of debt and equity capital is allocated to these segments and any liquidity or capital needs are satisfied using cash flow from operations.
Nelnet Bank launched operations in November 2020. Nelnet Bank was funded by the Company with an initial capital contribution of $100.0 million and the Company contributed an additional $30.0 million and $5.0 million to Nelnet Bank during 2022 and 2023, respectively. Based on Nelnet Bank's business plan for growth and current financial condition, the Company believes it will make additional capital contributions to the bank in future periods. Cash and investments held at Nelnet Bank are generally not available for Company activities outside of Nelnet Bank. See “Liquidity Impact Related to Nelnet Bank” included below for additional information.
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

Sources of Liquidity
As of December 31, 2023, the Company's sources of liquidity included:

Cash and cash equivalents	$168,112
Less: Cash and cash equivalents held at Nelnet Bank (1)	(11,599)
Net cash and cash equivalents	156,513

Available-for-sale (AFS) debt securities (investments) - at fair value	955,903
Less: AFS debt securities held at Nelnet Bank - at fair value (1)	(371,610)
AFS private education loan debt securities - held as risk retention - at fair value (2)	(252,917)
Restricted investments	(17,969)
Unencumbered AFS debt securities (investments) - at fair value	313,407

Unencumbered private, consumer, and other loans (Non-Nelnet Bank) - at par	77,036

Repurchased Nelnet issued asset-backed debt securities - at par (not included on consolidated financial statements) (3)	312,016
Less: Repurchased Nelnet issued asset-backed debt securities serving as collateral on repurchase agreement - at par (4)	(118,925)
Unencumbered repurchased Nelnet issued asset-backed debt securities - at par	193,091

Unused capacity on unsecured line of credit (5)	495,000

Sources of liquidity as of December 31, 2023	$1,235,047
(1)    Cash and investments held at Nelnet Bank are generally not available for Company activities outside of Nelnet Bank.
(2)    The Company is sponsor for certain securitizations and as sponsor, is required to provide a certain level of risk retention. To satisfy this requirement, the Company has purchased bonds issued in the securitizations. The Company is required to retain these bonds as described under the caption “Repurchase Agreements” below.
(3)    The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. Certain of these securities serve as collateral on amounts outstanding under the Company's repurchase agreements as reflected in the table above.
(4)    See the caption “Repurchase Agreements” below.
(5)    The Company has a $495.0 million unsecured line of credit that matures on September 22, 2026. As of December 31, 2023, there was no amount outstanding on the unsecured line of credit and $495.0 million was available for future use.
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
Cash Flows
The Company has historically generated positive cash flow from operations. During the year ended December 31, 2023, the Company generated $433.0 million from operating activities, compared with $684.1 million for the same period in 2022. The decrease in such cash flows from operating activities was due to:
•A decrease in net income;
•Payments to the Company’s clearinghouse for margin payments on derivatives in 2023 compared with proceeds received in 2022;

•Adjustments to net income for the impact of non-cash changes in deferred income taxes, depreciation and amortization, and gain on sale of loans;
•A decrease in proceeds from the sale of equity securities; and
•The impact of changes to accrued interest payable in 2023 compared with 2022.
These factors were partially offset by:
•Adjustments to net income for the impact of provision for loan losses, impairment expense, derivative market value adjustments, loss on investments, and loan discount accretion;
•An increase in the proceeds from termination of derivative instruments in 2023 compared with 2022; and
•The impact of changes to accrued interest receivable, accounts receivable, and other assets and liabilities in 2023 compared with 2022.
The primary items included in the statement of cash flows for investing activities are the purchase, origination, repayment, and sale of loans, the purchase and sale of available-for-sale securities, and the purchase of other investments (primarily solar investments). The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable and Nelnet Bank deposits used to fund loans and investment activity. Cash provided by investing activities and used in financing activities for the year ended December 31, 2023 was $1.94 billion and $2.70 billion, respectively. Cash provided by investing activities and used in financing activities for the year ended December 31, 2022 was $2.27 billion and $2.79 billion, respectively. Investing and financing activities are further addressed in the discussion that follows.
Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral
The following table shows AGM’s debt obligations outstanding that are secured by loan assets and related collateral.

	As of December 31, 2023
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$10,271,977	8/26/30 - 9/25/69
FFELP, private education, and consumer loan warehouse facilities	1,422,176	4/22/25 - 11/14/25
	$11,694,153
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
As of December 31, 2023, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, AGM currently expects future undiscounted cash flows from its portfolio to be approximately $1.30 billion as detailed below. The actual timing of cash flows released from the securitizations could be impacted based on when and if the Company terminates a securitization by exercising clean-up calls on the underlying securities when the assets in such securitization get to a certain threshold.
The forecasted cash flow presented below includes all loans, the majority of which are federally insured student loans, funded in asset-backed securitizations as of December 31, 2023. As of December 31, 2023, AGM had $10.5 billion of loans included in asset-backed securitizations, which represented 87.3% of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities, unencumbered private education, consumer, and other loans funded with operating cash, loans acquired subsequent to December 31, 2023, loans owned by Nelnet Bank, and cash flows relating to the Company's ownership of beneficial interest in loan securitizations (such beneficial interest investments are classified as "investments and notes receivable" on the Company's consolidated balance sheets).

Asset-backed Securitization Cash Flow Forecast
$1.30 billion
(dollars in millions)

$350
$300
$250
$200
$150
$100
$50
$-
$325
$200
$150
$110
$65
$55
$80
$85
$75
$35
$75
$35
$10
2024
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
2036 and after

The forecasted future undiscounted cash flows of approximately $1.30 billion include approximately $0.82 billion (as of December 31, 2023) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are included in the consolidated balance sheets and included in the balances of "loans and accrued interest receivable, net" and "restricted cash." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $0.48 billion, or approximately $0.36 billion after income taxes based on the estimated effective tax rate, represents estimated future net interest income (earnings) from the portfolio and is expected to be accretive to the Company's balance of consolidated shareholders' equity from the December 31, 2023 balance.
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
Since late 2021, the Company has experienced accelerated run-off of its FFELP portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans as a result of the continued extension of the CARES Act payment pause on Department held loans and the initiatives offered by the Department for FFELP borrowers to consolidate their loans to qualify for loan forgiveness under the Public Service Loan Forgiveness and other programs. After multiple extensions of the student loans payment pause under the CARES Act, the payment and interest accrual suspension ended August 31, 2023, and Federal Direct Loan Program borrowers returned to repayment on September 1, 2023. In addition, during 2023, the Department issued final regulations on income-driven repayment plans, which could lead to increased consolidation activity for FFELP loans. If the federal government and the Department initiate additional loan forgiveness or cancellation, other repayment options or plans, or consolidation loan programs, such initiatives could significantly increase prepayments. See

Item 1A, "Risk Factors - Loan Portfolio - Prepayment risk" for additional information related to risks associated with loan prepayments.
The following table summarizes the estimated impact to the above forecasted cash flows if prepayments were greater than the prepayment rate assumptions used to calculate the forecasted cash flows.

Increase in prepayment rate	Reduction in forecasted cash flow from table above	Forecasted cash flow using increased prepayment rate
2x	$0.07 billion	$1.23 billion
4x	$0.25 billion	$1.05 billion
10x	$0.45 billion	$0.85 billion
If the entire AGM student loan portfolio prepaid, the Company would receive the full amount of overcollateralization included in the asset-backed securitizations of approximately $0.82 billion (as of December 31, 2023); however, the Company would not receive the $0.48 billion ($0.36 billion after tax) of estimated future earnings from the portfolio.
Interest rates: On June 30, 2023, LIBOR was discontinued as a benchmark rate. Subsequent to the discontinuation of LIBOR on June 30, 2023, the Company funds a portion of its student loans with floating rate securities that are indexed to 90-day SOFR. Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to the 30-day average SOFR in effect for each day in a calendar quarter. The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk. The Company’s cash flow forecast assumes, for the life of the portfolio, a relationship between the various SOFR indices that is implied by the current forward SOFR curves. If the forecast is computed assuming a spread of an additional 12 basis points between Term SOFR and 30-day average SOFR for the life of the portfolio, the cash flow forecast would be reduced by approximately $15 million to $20 million.
The Company uses the current forward interest rate yield curve to forecast cash flows. A change in the forward interest rate curve would impact the future cash flows generated from the portfolio. See Item 7A, "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk — AGM Operating Segment" for additional information about various interest rate risks which may impact future cash flows from AGM's loan assets.
Warehouse Facilities
Warehousing allows the Company to buy and manage FFELP, private education, and consumer loans prior to transferring them into more permanent financing arrangements.
The Company funds a portion of its FFELP loan acquisitions using its FFELP warehouse facilities. As of December 31, 2023, the Company had two FFELP warehouse facilities with an aggregate maximum financing amount available of $1.7 billion, of which $1.4 billion was outstanding and $0.3 billion was available for additional funding. One warehouse facility has a static advance rate until the expiration date of the liquidity provisions (May 22, 2024). In the event the liquidity provisions are not extended, the valuation agent has the right to perform a one-time mark to market on the underlying loans funded in this facility, subject to a floor. The loans would then be funded at this new advance rate until the final maturity date of the facility (May 22, 2025). The other warehouse facility has a maximum advance rate of 92%. As of December 31, 2023, the Company had $102.7 million advanced as equity support on these facilities. For further discussion of the Company’s FFELP warehouse facilities outstanding as of December 31, 2023, see note 4 of the notes to consolidated financial statements included in this report.
The Company also has a consumer loan warehouse facility that, as of December 31, 2023, had an aggregate maximum financing amount available of $200.0 million, an advance rate of 70%, liquidity provisions through November 14, 2024, and a final maturity date of November 14, 2025. As of December 31, 2023, $23.7 million was outstanding under this facility, $176.3 million was available for future funding, and the Company had $10.4 million advanced as equity support.
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
Repurchase Agreements
In December 2020, Wells Fargo announced the sale of its approximately $10 billion portfolio of private education loans representing approximately 445,000 borrowers. The Company entered into a joint venture with other investors to acquire the loans, and under the joint venture, the Company had an approximately 8% interest in the loans and has a corresponding 8% interest in residual interests in the 2021 securitizations of the loans discussed below. The joint venture established a limited partnership that purchased the private education loans and funded such loans with a temporary warehouse facility.
During 2021, the Company sponsored four asset-backed securitization transactions to permanently finance a total of $8.7 billion of private education loans sold by Wells Fargo (which represented the total remaining loans originally purchased from Wells Fargo, factoring in borrower payments from the date of purchase). As sponsor, the Company is required to provide a certain level of risk retention, and has purchased bonds issued in such securitizations to satisfy this requirement. The bonds purchased to satisfy the risk retention requirement are reflected on the Company's consolidated balance sheet as "investments and notes receivable" and as of December 31, 2023, the fair value of these bonds was $252.9 million. The Company must retain these investment securities until the latest of (i) two years from the closing date of the securitization, (ii) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance, and (iii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time the Company can sell its investment securities (bonds) to a third party. The Company entered into repurchase agreements with third parties, of which a portion of the proceeds from such agreements were used to purchase the asset-backed investments, and such investments serve as collateral on the repurchase obligations.
In addition, as discussed above, the Company has repurchased certain of its own asset-backed securities in the secondary market that serve as collateral on amounts outstanding under the Company's repurchase agreements. During the third quarter of 2023, the Company paid down the outstanding balance of one of these facilities.
As of December 31, 2023, $208.2 million was outstanding on the Company's remaining repurchase agreement, of which $117.8 million was borrowed to fund private education loan securitization bonds subject to the Company’s risk retention requirement and $90.4 million was borrowed to fund repurchased FFELP loan asset-backed securities. On January 29, 2024, the Company paid down the $90.4 million borrowed to fund the FFELP loan asset-backed securities. As of February 27, 2024, the maturity dates on this facility vary from November 27, 2024 through December 20, 2024, and the facility is subject to early termination upon 180 days' prior written notice provided by the Company or the counterparty prior to the maturity dates. The Company is subject to cash margin deficit payment requirements in the event the fair value of the securities subject to the repurchase agreement becomes less than the original purchase price of such securities.
Upon termination or maturity of the repurchase agreement, there can be no assurance that the Company will be able to maintain this or a similar agreement, or find alternative funding if necessary. If necessary, the Company would expect to use operating cash, consider the sale of unencumbered investments, or borrow on its unsecured line of credit to satisfy any remaining obligations.
Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of December 31, 2023, $295.1 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $900.0 million or an amount in excess of $900.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.

Asset-backed Securities Transactions
During 2023, the Company completed one private education loan asset-backed securitization totaling $189.6 million (par value). The proceeds from this transaction were used to finance loans funded in the Company’s private education loan warehouse, certain unencumbered loans, and loans purchased during the period. See note 4 of the notes to consolidated financial statements included in this report for additional information on this securitization.
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
Cash Flow Forecast - Beneficial Interest in Loan Securitizations
The Company has partial ownership in consumer, private education, and federally insured student loan third-party securitizations that are classified as "beneficial interest in loan securitizations" and included in "investments and notes receivable" on the Company's consolidated balance sheets. These residual interests were acquired by the Company or have been received by the Company as consideration as the result of selling portfolios of loans to unrelated third parties who securitized such loans. As of the latest remittance reports filed by the various trusts prior to or as of December 31, 2023, the Company's ownership correlates to approximately $1.76 billion of loans included in these securitizations
As of December 31, 2023, the investment balance on the Company's consolidated balance sheet of its beneficial interest in loan securitizations was $225.1 million. For a summary of this investment balance, see note 6 of the notes to consolidated financial statements included in this report.
The Company's partial ownership percentage in each loan securitization grants the Company the right to receive the corresponding percentage of cash flows generated by the securitization. As of December 31, 2023, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its partial ownership in these securitizations to be approximately $350.6 million. The vast majority of these cash flows are expected to be received over the next 5 years.
The difference between the total estimated future undiscounted cash flows from these residual interests and the investment carrying value of $225.1 million of $125.5 million, or $95.4 million after income taxes based on the estimated effective tax rate, represents estimated future investment interest income (earnings) from these investments and is expected to be accretive to the Company's balance of consolidated shareholders' equity from the December 31, 2023 balance.
The undiscounted future cash flows from the consumer and private education loan securitizations are highly subject to credit risk (defaults). If defaults are higher than management's current estimate, the forecasted cash flows and estimated future investment interest income (earnings) from these securitizations would be adversely impacted.
Liquidity Impact Related to Nelnet Bank
Nelnet Bank launched operations in November 2020. Nelnet Bank was funded by the Company with an initial capital contribution of $100.0 million and the Company contributed an additional $30.0 million and $5.0 million to Nelnet Bank during 2022 and 2023, respectively. In addition, the Company made a pledged deposit of $40.0 million with Nelnet Bank, as required under an agreement with the FDIC discussed below.
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
Under the regulatory framework for prompt corrective action, Nelnet Bank is subject to various regulatory capital requirements administered by the FDIC and the UDFI and must meet specific capital standards. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on Nelnet Bank’s business, results of operations, or financial condition. On January 1,

2020, the Community Bank Leverage Ratio (CBLR) framework, as issued jointly by the Office of the Comptroller of the Currency, the Federal Reserve Board, and the FDIC, became effective. Any banking organization with total consolidated assets of less than $10 billion, limited amounts of certain types of assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9% may opt into the CBLR framework quarterly. The CBLR framework allows banks to satisfy capital standards and be considered "well capitalized" under the prompt corrective action framework if their leverage ratio is greater than 9%, unless the banking organization's federal banking agency determines that the banking organization's risk profile warrants a more stringent leverage ratio. The FDIC has ordered Nelnet Bank to maintain at least a 12% leverage ratio. Nelnet Bank has opted into the CBLR framework for the quarter ended December 31, 2023 with a leverage ratio of 12.5%. Nelnet Bank intends to maintain at all times regulatory capital levels that meet both the minimum level necessary to be considered “well capitalized” under the FDIC’s prompt corrective action framework and the minimum level required by the FDIC.
Based on Nelnet Bank's business plan for growth and current financial condition, the Company believes it will make additional capital contributions to the bank in future periods.
Liquidity Impact Related to Nelnet Renewable Energy
The Company’s Nelnet Renewable Energy business makes solar tax equity investments. Through December 31, 2023, the Company has invested a total of $470.7 million (which includes $198.8 million syndicated to third-party investors) in tax equity investments in renewable energy solar partnerships. These investments provide a federal income tax credit under the Internal Revenue Code, equaling 30% to 40% of the eligible project cost, with the tax credit available when the project is placed-in-service. The Company is allowed to reduce its tax estimates paid to the U.S. Treasury based on the credits earned. Based on the timing of when the Company funds a project and decreases its tax estimate to the U.S. Treasury due to earning of the tax credit, the amount of capital committed to solar tax equity investments at any point in time is not significant and has a minimal impact on the Company’s liquidity. As of December 31, 2023, the Company is committed to fund an additional $154.2 million of tax equity investments, of which $72.1 million is expected to be provided by syndication partners.
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
Liquidity Impact Related to ALLO
Upon the deconsolidation of ALLO on December 21, 2020, the Company recorded its 45% voting membership interests in ALLO at fair value, and accounts for such investment under the HLBV method of accounting. In addition, the Company recorded its remaining non-voting preferred membership units of ALLO at fair value, and accounts for such investment as a separate equity investment. As of December 31, 2023, the outstanding preferred membership interests of ALLO held by the Company was $155.0 million that earns a preferred annual return of 6.25%. Accrued and unpaid preferred returns are converted to additional preferred membership interests each December 31. If the non-voting preferred membership interests are not redeemed on or before April 2024, the preferred annual return is increased from 6.25% to 10.00%. In June 2023, ALLO, the Company, and SDC (a third-party global digital infrastructure investor and member of ALLO) agreed to amend the terms of the ALLO non-voting preferred membership units owned by Nelnet. Such amended terms provide that commencing January 1, 2025, the preferred annual return will increase to 13.5%, commencing July 1, 2025, the return will increase to 15.0%, commencing January 1, 2026, the preferred return will increase to 17.5%, and beginning on January 1, 2027 and on each January 1 of each calendar year thereafter, the annual return will increase by an additional 2.5%. In addition, any preferred return accruing on or after January 1, 2025 is expected to be paid on a quarterly basis in cash rather than through an increase to the outstanding preferred membership interests.
As part of the ALLO recapitalization transaction in December 2020, the Company and SDC entered into an agreement, in which the Company has a contingent payment obligation to pay SDC a contingent payment amount of up to $35.0 million in the event the Company disposes of its voting membership interests of ALLO that it holds and realizes from such disposition certain targeted return levels. As of December 31, 2023, the estimated fair value of the contingent payment is $9.8 million.
In June 2023, ALLO closed on an asset-backed securities transaction with an aggregate size over $600 million. The proceeds from this transaction were used to refinance the majority of ALLO's prior debt and fund a portion of its current growth plans. If ALLO needs additional capital to support its growth in existing or new markets, the Company has the option to contribute additional capital to maintain its voting equity interest. Although ALLO has obtained debt financing to fund a large portion of its growth plans, the Company contributed $8.4 million of additional equity to ALLO in the first quarter of 2023. As a result of this equity contribution, the Company’s voting membership interests percentage did not materially change. Based on ALLO's business plan for growth and current financial condition, the Company believes it will make additional capital contributions to ALLO in future periods.
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
To minimize the Company's exposure to market volatility and increase liquidity, on March 15, 2023, the Company terminated its derivative portfolio hedging loans earning fixed rate floor income ($2.8 billion in notional amount of derivatives). Through March 15, 2023, the Company had received cash or had a receivable from the clearinghouse related to variation margin equal to the fair value as of March 15, 2023 of the derivatives used to hedge loans earning fixed rate floor income of $183.2 million, which included $19.1 million related to current period settlements.
Based on the derivative portfolio outstanding as of December 31, 2023, the Company does not anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to make variation margin payments to its third-party clearinghouse and/or payments to its counterparties for its non-centrally cleared derivatives. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to make variation margin payments to its third-party clearinghouse and/or collateral payments to it non-centrally cleared counterparties. The variation margin and collateral payments, if significant, could negatively impact the Company's liquidity and capital resources. In addition, clearing rules require the Company to post amounts of liquid collateral when executing new derivative instruments, which could prevent or limit the Company from utilizing additional derivative instruments to manage interest rate sensitivity and risks. See note 5 of the notes to consolidated financial statements included in this report for additional information on the Company's derivative portfolio.
Other Debt Facilities
As discussed above, the Company has a $495.0 million unsecured line of credit with a maturity date of September 22, 2026. As of December 31, 2023, the unsecured line of credit had no amount outstanding and $495.0 million was available for future use. Upon the maturity date of this facility, there can be no assurance that the Company will be able to maintain this line of credit, increase or maintain the amount outstanding under the line, or find alternative funding if necessary.
On December 21, 2023, the Company entered into a $10.0 million participation agreement with a third-party, the proceeds of which are collateralized by consumer loans. The third-party participant does not have the right to pledge, transfer, or otherwise dispose of their participation interest in all or any portion of the loans subject to this agreement. As such, the consumer loans subject to this agreement are included on the Company's consolidated balance sheet and the participation interests outstanding have been accounted for by the Company as a secured borrowing. This participation agreement will amortize as the consumer loans subject to the participation pay down.
For further discussion of these debt facilities described above, see note 4 of the notes to consolidated financial statements included in this report.
Stock Repurchases
The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2025. As of December 31, 2023, 4,181,174 shares remained authorized for repurchase under the Company's stock repurchase program. Shares may be repurchased from time to time on the open market, in private transactions (including with related parties), or otherwise, depending on various factors, including share prices and other potential uses of liquidity.
Shares repurchased by the Company during 2023, 2022, and 2021 are shown below. Certain of these repurchases were made pursuant to trading plans adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share) (a)

Year ended December 31, 2023	336,943	$28,028	$83.18
Year ended December 31, 2022	1,162,533	97,685	84.03
Year ended December 31, 2021	713,274	58,111	81.47
(a)     The average price of shares repurchased for the year ended December 31, 2023 includes excise taxes.
On November 13, 2023, the Company repurchased, in a privately negotiated transaction under the Company’s existing stock repurchase program, a total of 283,112 shares of the Company’s Class A common stock from certain family members of Mr. Dunlap. The shares were repurchased at a discount to the closing market price of the Company’s Class A common stock as of November 10, 2023, and the transaction was separately approved by the Company’s Board of Directors and its Nominating and Corporate Governance Committee.
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
Dividends
Dividends of $0.26 per share on the Company’s Class A and Class B common stock were paid on March 15, 2023, June 15, 2023, and September 15, 2023, respectively, and a dividend of $0.28 per share was paid on December 15, 2023.
The Company's Board of Directors declared a first quarter 2024 cash dividend on the Company's Class A and Class B common stock of $0.28 per share. The dividend will be paid on March 15, 2024, to shareholders of record at the close of business on March 1, 2024.
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
Allowance for Loan Losses
The allowance for loan losses represents the Company’s estimate of the expected lifetime credit losses inherent in loan receivables as of the balance sheet date. The adequacy of the allowance for loan losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain. Such assumptions are discussed below, and such uncertainty is due in part to the fact that the weighted average maturity of the Company’s loan portfolio is approximately 15 years, and actual credit losses will be affected by, among other things, future economic conditions and future personal financial situations for borrowers, over that extended time frame. Changes in the Company’s assumptions affect “provision (negative provision) for loan losses” on the Company’s consolidated statements of income and the “allowance for loan losses” contained within “loans and accrued interest receivable, net” on the Company’s consolidated balance sheets. For additional information regarding the Company’s allowance for loan losses, see notes 2 and 3 of the notes to consolidated financial statements included in this report.
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
The allowance for loan losses is made at a specific point in time and based on relevant information as discussed above. The allowance for loan losses is maintained at a level management believes is appropriate to provide for expected lifetime credit losses inherent in loan receivables as of the balance sheet date. This evaluation is inherently subjective because it requires numerous estimates made by management. These estimates are subjective in nature and involve uncertainties and matters of significant judgement. Changes in estimates could significantly affect the Company's recorded balance for the allowance for loan losses. For additional information regarding changes in the Company’s allowance for loan losses for the years ended December 31, 2023, 2022, and 2021, see the caption “Activity in the Allowance for Loan Losses” in note 3 of the notes to consolidated financial statements included in this report.
The Company considers a range of economic scenarios in its determination of the allowance for loan losses. These scenarios are constructed with interrelated projections of multiple economic variables, and loss estimates are produced that consider the historical correlation of those economic variables with credit losses, and also the expectation that conditions will eventually normalize over the longer run. Under the range of economic scenarios considered, the allowance for loan losses would have been lower by $14 million (13%) or higher by $11 million (11%). This range reflects the sensitivity of the allowance for loan losses specifically related to the scenarios and weights considered as of December 31, 2023, and does not consider other potential adjustments that could increase or decrease loss estimates calculated using alternative economic scenarios.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In November 2023, the FASB issued accounting guidance which improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit (referred to as the “significant expense principle”). This guidance will be effective for the Company for the year ending December 31, 2024 annual financial statements, with early adoption permitted. The guidance will be applied retrospectively for all prior periods presented in the financial statements. The Company intends to adopt the standard when it becomes effective for the year ending December 31, 2024 annual financial statements. Management is currently evaluating the impact this guidance will have on the disclosures included in the notes to the consolidated financial statements.
In December 2023, the FASB issued accounting guidance to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance will be effective for the Company for the year ending December 31, 2025 annual financial statements, with early adoption permitted. The guidance will be applied on a prospective basis. The Company intends to adopt the standard when it becomes effective for the year ending December 31, 2025. Management is currently evaluating the impact this guidance will have on the disclosures included in the notes to the consolidated financial statements.
There are no other recently issued, but not yet adopted, accounting pronouncements which are expected to have a material impact on the Company’s consolidated financial statements and related disclosures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)
LIBOR Transition
On June 30, 2023, the LIBOR administrator ceased publication (on a representative basis) of all USD LIBOR rates. The Company relied on fallback provisions to transition financial contracts from LIBOR to SOFR. The SAP formula for the Company's FFELP loans, the majority of which were indexed to one-month LIBOR, were not able to be modified without legislative action. On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act (the LIBOR Act) was signed into law. The LIBOR Act provides that for contracts that contain no fallback provision or contain fallback provisions that do not identify a specific USD LIBOR benchmark replacement (including the SAP formula for FFELP loans), a benchmark replacement based on SOFR will automatically replace the USD LIBOR benchmark in the contract after June 30, 2023. Following the enactment and implementation of the LIBOR Act, all of the Company's financial instruments which were indexed to USD LIBOR transitioned to SOFR after June 30, 2023. Specifically, after June 30, 2023, the SAP formula for FFELP loans transitioned to 30-day average SOFR and the Company's LIBOR-indexed FFELP asset-backed securities also transitioned to a short-term SOFR index. The Company does not expect the transition from LIBOR to SOFR to significantly impact its asset-backed securitization cash flow forecast as discussed under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral - Bonds and Notes Issued in Asset-backed Securitizations." The Company's LIBOR-indexed derivatives transitioned to the fallback rate (SOFR) as defined in the individual agreements and/or published industry guidelines, as applicable.
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
The following table sets forth AGM’s loan assets and debt instruments by rate characteristics:

	As of December 31, 2023		As of December 31, 2022
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$510,666	4.2%	$1,339,900	9.5%
Variable-rate loan assets	11,538,796	95.8	12,829,871	90.5
Total	$12,049,462	100.0%	$14,169,771	100.0%

Fixed-rate debt instruments	$561,557	4.8%	$617,083	4.5%
Variable-rate debt instruments	11,142,596	95.2	13,199,327	95.5
Total	$11,704,153	100.0%	$13,816,410	100.0%
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
No variable rate floor income was earned by the Company in 2023, 2022, or 2021.
A summary of fixed rate floor income earned by the AGM operating segment follows.

	Year ended December 31,
	2023	2022	2021
Fixed rate floor income, gross	$2,169	57,380	142,606
Derivative settlements (a)	23,044	33,149	(19,729)
Fixed rate floor income, net	$25,213	90,529	122,877
(a)    Derivative settlements consist of settlements received (paid) related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
Gross fixed rate floor income decreased each year compared with the preceding year due to higher interest rates each year compared with the preceding year.
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
The Company had a significant portfolio of derivative instruments in which the Company paid a fixed rate and received a floating rate to economically hedge loans earning fixed rate floor income. On March 15, 2023, to minimize the Company's exposure to market volatility and increase liquidity, the Company terminated its entire derivative portfolio hedging loans earning fixed rate floor income ($2.8 billion in notional amount of derivatives). Through March 15, 2023, the Company had received cash or had a receivable from its clearinghouse related to variation margin equal to the fair value of the $2.8 billion notional amount of fixed rate floor derivatives as of March 15, 2023 of $183.2 million, which included $19.1 million related to current period settlements.
The decrease in net derivative settlements received by the Company during 2023 compared with 2022, was due to the termination of the fixed rate floor derivatives in March 2023. The increase in net derivative settlements received by the Company during 2022 compared with the net derivative settlements paid in 2021, was due to an increase in interest rates, partially offset by a decrease in the notional amount of derivatives outstanding. During 2022, the Company terminated $2.4 billion in notional amount of derivatives for net proceeds of $91.8 million.
The following table shows AGM’s federally insured student loan assets that were earning fixed rate floor income as of December 31, 2023:

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
8.0 - 8.99%	8.25%	5.61%	$185,062
> 9.0%	9.05%	6.41%	122,649
			$307,711
(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of December 31, 2023, the weighted average estimated variable conversion rate was 8.57% and the short-term interest rate was 554 basis points.
During the last half of 2023, the Company entered into multiple derivatives with notional amounts totaling $400 million with maturity dates through 2030, to hedge a portion of loans remaining that earn fixed rate floor income and other loans and investments in which the Company receives a fixed rate. Based on the terms of these derivatives, the Company pays a weighted average fixed rate of 3.71% and receives payments based on SOFR that resets quarterly. For further details of the Company’s derivatives used to hedge fixed rate loans and investments, see note 5 of the notes to consolidated financial statements included in this report.

AGM is also exposed to interest rate risk in the form of repricing risk and basis risk because the interest rate characteristics of AGM’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents AGM’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of December 31, 2023.

Index	Frequency of variable resets	Assets	Funding of student loan assets
30-day average SOFR (a) (b)	Daily	$10,941,576	—
3-month H15 financial commercial paper	Daily	375,376	—
3-month Treasury bill	Daily	369,255	—
30-day average SOFR / 1-month CME Term SOFR (a)	Monthly	—	6,780,300
90-day average SOFR / 3-month CME Term SOFR (a) (b)	Quarterly	—	2,772,367
Asset-backed commercial paper (c)	Varies	—	1,398,485
Fixed rate	—	—	471,427
Auction-rate (d)	Varies	—	87,360
Other (e)	—	1,193,097	1,369,365
		$12,879,304	12,879,304
(a)    Transitioned from LIBOR to SOFR after June 30, 2023. See "LIBOR Transition" above.
(b)    The Company has certain basis swaps outstanding in which the Company received three-month LIBOR set discretely in advance and paid one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). Subsequent to the discontinuation of LIBOR on June 30, 2023, the Company now receives and pays the term adjusted SOFR rate on these derivatives (plus the tenor spread adjustment relating to LIBOR). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of December 31, 2023.

Maturity	Notional amount (i)
2024	$1,750,000
2026	1,150,000
2027	250,000
$3,150,000
(i)    The weighted average rate paid by the Company on the 1:3 Basis Swaps as of December 31, 2023 was the term adjusted SOFR (plus the tenor spread adjustment relating to LIBOR) plus 10.1 basis points.

(c)    The interest rate on the Company's FFELP warehouse facility is indexed to asset-backed commercial paper rates.
(d)    As of December 31, 2023, the Company was sponsor for $87.4 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (the “Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to SOFR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
(e)    Assets include accrued interest receivable and restricted cash. Funding represents overcollateralization (equity) and other liabilities included in FFELP loan asset-backed securitizations and warehouse facilities.

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

	Interest rates
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from decrease of 100 basis points		Change from decrease of 300 basis points
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Year ended December 31, 2023
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$2,737	3.7%	$12,088	16.3%	$4,756	6.4%	$26,206	35.3%
Impact of derivative settlements (a)	333	0.4	999	1.3	(333)	(0.4)	(999)	(1.3)
Increase (decrease) in net income before taxes	$3,070	4.1%	$13,087	17.6%	$4,423	6.0%	$25,207	34.0%
Increase (decrease) in basic and diluted earnings per share	$0.06		$0.27		$0.09		$0.51
	Year ended December 31, 2022
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(19,344)	(3.8)%	$(31,648)	(6.2)%	$35,420	7.0%	$142,587	28.0%
Impact of derivative settlements	31,561	6.2	94,685	18.6	(31,561)	(6.2)	(94,684)	(18.6)
Increase (decrease) in net income before taxes	$12,217	2.4%	$63,037	12.4%	$3,859	0.8%	$47,903	9.4%
Increase (decrease) in basic and diluted earnings per share	$0.25		$1.27		$0.08		$0.97
	Year ended December 31, 2021
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(55,957)	(11.1)%	$(103,742)	(20.7)%	$87,060	17.3%	$263,398	52.4%
Impact of derivative settlements	43,059	8.6	129,176	25.7	(43,059)	(8.5)	(129,176)	(25.7)
Increase (decrease) in net income before taxes	$(12,898)	(2.5)%	$25,434	5.0%	$44,001	8.8%	$134,222	26.7%
Increase (decrease) in basic and diluted earnings per share	$(0.25)		$0.50		$0.87		$2.64
(a)On March 15, 2023, the Company terminated its existing derivative portfolio hedging loans earning fixed rate floor income. The table above excludes the impact of these derivatives for the entire period.

	Asset and funding index mismatches
	Increase of 10 basis points		Increase of 30 basis points		Increase of 10 basis points		Increase of 30 basis points		Increase of 10 basis points		Increase of 30 basis points
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Year ended December 31, 2023				Year ended December 31, 2022				Year ended December 31, 2021
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(4,564)	(6.2)%	$(13,692)	(18.4)%	$(4,773)	(0.9)%	$(14,319)	(2.8)%	$(6,020)	(1.2)%	$(18,063)	(3.6)%
Impact of derivative settlements	3,150	4.2	9,450	12.7	4,895	0.9	14,682	2.9	5,961	1.2	17,884	3.6
Increase (decrease) in net income before taxes	$(1,414)	(2.0)%	$(4,242)	(5.7)%	$122	0.0%	$363	0.1%	$(59)	—%	$(179)	—%
Increase (decrease) in basic and diluted earnings per share	$(0.03)		$(0.09)		$0.00		$0.01		$ (0.00)		$ (0.00)

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
The following table presents Nelnet Bank's loan assets, asset-backed security investments, and deposits by rate characteristics:

	As of December 31, 2023		As of December 31, 2022
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$424,284		$341,776
Fixed-rate investments	34,644		123,809
Total fixed-rate assets	458,928	47.7%	465,585	52.2%
Variable-rate loan assets	8,588		78,019
Variable-rate investments	495,004		347,559
Total variable rate assets	503,592	52.3	425,578	47.8
Total assets	$962,520	100.0%	$891,163	100.0%

Fixed-rate deposits	$280,736	33.1%	$336,040	42.6%
Variable-rate deposits (a)	566,828	66.9	453,604	57.4
Total deposits	$847,564	100.0%	$789,644	100.0%
(a)    Nelnet Bank uses derivative instruments to hedge exposure to variability in cash flows of variable rate deposits to minimize the exposure to volatility in cash flows from future changes in interest rates. The derivatives are not reflected in the above table. See note 5 of the notes to the consolidated financial statements included in this report for a summary of Nelnet Bank's derivatives outstanding as of December 31, 2023.
Interest Rate and Market Risk - Investments
The following table presents the rates earned on the Company’s available-for-sale debt securities (investments) and debt facilities used to fund a portion of such investments. The table below excludes securities (investments) held by Nelnet Bank.

	Year ended December 31,
	2023			2022			2021
	Average balance	Interest income/ expense	Average yields/ rates	Average balance	Interest income/ expense	Average yields/ rates	Average balance	Interest income/ expense	Average yields/ rates
Investments:
Asset-backed securities available-for-sale (a) (b)	$985,367	68,045	6.91%	$1,303,731	35,516	2.72%	$587,736	7,409	1.26%

Debt funding asset-backed securities available-for-sale:
Participation agreement - variable rate (c)	$115,420	6,207	5.38%	$349,486	9,617	2.75%	$152,196	1,176	0.77%
Repurchases agreements - variable rate (d)	381,378	23,540	6.17	481,782	12,355	2.56	223,792	1,558	0.70
	$496,798	29,747	5.99	$831,268	21,972	2.64	$375,988	2,734	0.73
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
(b)    The majority of the Company’s asset-backed securities earn floating rates with expected returns of approximately SOFR + 100 to 350 basis points to maturity. As of December 31, 2023, $226.7 million (par value) of the Company’s asset-backed securities earn a weighted average fixed rate of 3.24%.

(c)    Interest incurred by the Company on amounts borrowed under the participation agreement is at a variable rate of SOFR + 62.5 basis points.
(d)    Interest incurred by the Company on amounts borrowed under the repurchase agreements is at a variable rate of SOFR + 100 to  140 basis points.
The Company’s portfolio of asset-backed investment securities has limited liquidity, and the Company could incur a significant loss if the investments were sold prior to maturity at an amount less than the original purchase price. As of December 31, 2023, the gross unrealized loss on the Company’s available-for-sale debt securities was $39.6 million, and the aggregate fair value of available-for-sale debt securities with unrealized losses was $616.7 million. The Company currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses. See note 6 of the notes to consolidated financial statements included in this report for additional information.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2023. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2023 based on the criteria for effective internal control described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2023, the Company's internal control over financial reporting is effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in their report included herein.
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
Opinion on Internal Control Over Financial Reporting
We have audited Nelnet, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP

Lincoln, Nebraska
February 27, 2024

ITEM 9B. OTHER INFORMATION
During the fourth quarter of 2023, no information was required to be disclosed in a report on Form 8-K, but not reported.
Rule 10b5-1 Trading Plans
During the fourth quarter of 2023, none of the Company's officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans, or any non-Rule 10b5-1 trading arrangement.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item will be included in the Company’s definitive Proxy Statement to be filed on Schedule 14A with the SEC, no later than 120 days after the end of the Company's fiscal year, relating to the Company's 2024 Annual Meeting of Shareholders scheduled to be held on May 16, 2024 (the “Proxy Statement”), and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in the Proxy Statement, and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table summarizes information about compensation plans under which equity securities are authorized for issuance.
Equity Compensation Plan Information

	As of December 31, 2023
Plan category	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	—	—	1,228,406	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	1,228,406
(1) Includes 701,527, 210,739, and 316,140 shares of Class A Common Stock remaining available for future issuance under the Nelnet, Inc. Restricted Stock Plan, Nelnet, Inc. Directors Stock Compensation Plan, and Nelnet, Inc. Employee Share Purchase Plan, respectively.
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

4.1
Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, filed as Exhibit 4.1 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2022 and incorporated herein by reference.

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

10.11+	Nelnet, Inc. Restricted Stock Plan, as amended through May 22, 2014, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 28, 2014 and incorporated herein by reference.

10.12+
Amendment to Nelnet, Inc. Restricted Stock Plan, effective as of February 11, 2020, filed as Exhibit 10.21 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.

10.13+
Nelnet, Inc. Directors Stock Compensation Plan, as amended and restated as of May 18, 2023, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 22, 2023 and incorporated herein by reference.

10.14+
Nelnet, Inc. Executive Officers Incentive Compensation Plan, as amended and restated as of May 18, 2023, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 22, 2023 and incorporated herein by reference.

10.15
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

10.16
Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference.

10.17
Modification of Contract dated effective as of June 17, 2014 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 18, 2014 and incorporated herein by reference.

10.18
Modification of Contract dated effective as of September 1, 2014 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on September 2, 2014 and incorporated herein by reference.

10.19
Modification of Contract dated effective as of June 16, 2019 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 17, 2019 and incorporated herein by reference.

10.20
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

10.22
Form of Modification of Contract dated effective as of June 15, 2021 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on June 10, 2021 and incorporated herein by reference.

10.23
Form of Modification of Contract entered into on September 24, 2021 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on September 27, 2021 and incorporated herein by reference.

10.24
Form of Modification of Contract entered into December 29, 2021 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.32 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.

10.25
Form of Modification of Contract dated effective as of April 1, 2023 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on March 30, 2023 and incorporated herein by reference.

10.26++
Student Loan Servicing Contract between the United States Department of Education and Nelnet Diversified Solutions, LLC, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 25, 2023 and incorporated herein by reference.

10.27
Form of Modification of Contract dated effective as of October 10, 2023 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference.

10.28
Form of Modification of Contract dated effective as of October 11, 2023 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference.

10.29*##	Form of Modification of Contract dated effective as of December 15, 2023 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC.

10.30*##	Form of Modification of Contract dated effective as of December 15, 2023 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC.

10.31*##	Form of Modification of Contract dated effective as of December 15, 2023 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC.

10.32*##	Form of Modification of Contract dated effective as of December 15, 2023 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC.

10.33
Management Agreement, dated effective as of May 1, 2011, by Whitetail Rock Capital Management, LLC and Union Bank and Trust Company, filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference.

10.34
Management Agreement, dated effective as of January 20, 2012, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.58 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2011 and incorporated herein by reference.

10.35
Management Agreement, dated effective as of October 27, 2015, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.25 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2015 and incorporated herein by reference.

10.36#
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

10.38
Management Agreement, dated effective as of March 23, 2017, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 and incorporated herein by reference.

10.39
Amended Appendix A, dated May 8, 2019, to Management Agreement, dated effective as of March 23, 2017, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and incorporated herein by reference.

10.40#
Amended Appendix A, dated July 29, 2020, to Management Agreement dated effective as of March 23, 2017, by and between Union Bank and Trust Company and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.

10.41#
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

10.43
Investment Management Agreement, dated effective as of February 14, 2013, by and among Whitetail Rock SLAB Fund III, LLC, Whitetail Rock Fund Management, LLC, and Whitetail Rock Capital Management, LLC, filed as Exhibit 10.31 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2013 and incorporated herein by reference.

10.44
Form of Custodian Agreement for Whitetail Rock SLAB Funds by and among the Fund, Whitetail Rock Fund Management, LLC, and Union Bank and Trust Company, filed as Exhibit 10.27 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2014 and incorporated herein by reference.

10.45
Amended and Restated Form of Custodian Agreement for Whitetail Rock SLAB Funds by and among the Fund, Whitetail Rock Fund Management, LLC, and Union Bank and Trust Company, filed as Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and incorporated herein by reference.

10.46
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

10.48#
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

10.49
Amendment No. 1 to Third Amended and Restated Credit Agreement dated as of June 22, 2023, among Nelnet, Inc., the various lender parties thereto, and U.S. Bank National Association, as Administrative Agent, filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and incorporated herein by reference.

10.50
Third Amended and Restated Guaranty dated as of September 22, 2021, by each of the subsidiaries of Nelnet, Inc. signatories thereto, in favor of U.S. Bank National Association, as Administrative Agent, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on September 22, 2021 and incorporated herein by reference.

10.51
Guaranty Supplement to the Third Amended and Restated Guaranty, dated as of July 27, 2022, in favor of U.S. Bank National Association, as Administrative Agent, filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.

10.52
Guarantor Consent and Reaffirmation dated as of June 22, 2023, by each of the subsidiaries of Nelnet, Inc. signatories thereto, in favor of U.S. Bank National Association, as Administrative Agent, filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and incorporated herein by reference.

10.53
Amended and Restated Consulting and Services Agreement made and entered into as of October 1, 2013, by and between Nelnet, Inc. and Union Bank and Trust Company, filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 and incorporated herein by reference.

10.54
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

10.56±
Private Student Loan Origination and Servicing Agreement dated as of August 22, 2018, by and between Nelnet Servicing, LLC, d/b/a Firstmark Services, and Union Bank and Trust Company, filed as Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 and incorporated herein by reference.

10.57±±
Private Student Loan Purchase Agreement dated as of November 19, 2019, by and among National Education Loan Network, Inc., as Purchaser, Union Bank and Trust Company, as Purchaser Lender Trustee, and Union Bank and Trust Company, as Seller, filed as Exhibit 10.56 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 and incorporated herein by reference.

10.58
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

10.61
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

10.64
Loan Participation Agreement dated as of January 1, 2018 between Union Bank and Trust Company and Union Bank and Trust Company as trustee for National Education Loan Network, Inc., filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 and incorporated herein by reference.

10.65
Amended and Restated Trust Agreement dated as of December 21, 2018 among Nelnet Private Student Loan Financing Corporation, as Depositor, Union Bank and Trust Company, as Trustee, and U.S. Bank Trust National Association, as Delaware Trustee, filed as Exhibit 10.57 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2018 and incorporated herein by reference.

10.66±±
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

10.67±±
Interim Trust Agreement, dated effective as of January 11, 2019, by and among ACM F Acquisition, LLC, as ACM Seller, National Education Loan Network, Inc., as NELN Seller, and Union Bank and Trust Company, as Interim Trustee, filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and incorporated herein by reference.

10.68
SLABS Participation Agreement, dated effective as of May 5, 2020, by and between National Education Loan Network, Inc., and Union Bank and Trust Company, as Trustee, filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.

10.69
First Amendment of SLABS Participation Agreement, dated effective as of October 1, 2021, by and between National Education Loan Network, Inc., and Union Bank and Trust Company, as Trustee, filed as Exhibit 10.77 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.

10.70
Parent Company Agreement, dated as of June 26, 2020, by and among the Federal Deposit Insurance Corporation, Nelnet, Inc., Michael Dunlap, and Nelnet Bank, filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.

10.71
Capital and Liquidity Maintenance Agreement, dated as of June 26, 2020, by and among the Federal Deposit Insurance Corporation, Nelnet, Inc., Michael Dunlap, and Nelnet Bank, filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.

10.72++
Master Agreement entered into as of October 1, 2020, by and among SDC Allo Holdings, LLC, Nelnet, Inc., and ALLO Communications LLC, filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and incorporated herein by reference.

10.73++
Membership Unit Purchase Agreement, dated as of October 1, 2020, by and among SDC Allo Holdings, LLC, Nelnet, Inc., and ALLO Communications LLC, filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and incorporated herein by reference.

10.74
Omnibus Amendment dated as of October 15, 2020 to the Master Agreement and the Membership Unit Purchase Agreement, by and among SDC Allo Holdings, LLC, Nelnet, Inc., and ALLO Communications LLC, filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 and incorporated herein by reference.

10.75±±
Form of Amended & Restated Limited Liability Company Operating Agreement for solar energy investments managed by a subsidiary of Nelnet, Inc. and in which certain parties referred to therein with other relationships with Nelnet, Inc. have participated, filed as Exhibit 10.83 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.

10.76±±
Form of Management Agreement for solar energy investments managed by a subsidiary of Nelnet, Inc. and in which certain parties referred to therein with other relationships with Nelnet, Inc. have participated, filed as Exhibit 10.84 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.

21.1*	Subsidiaries of Nelnet, Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Nelnet, Inc. Incentive Compensation Clawback Policy dated November 9, 2023.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
+	Indicates a management contract or compensatory plan or arrangement contemplated by Item 15(a)(3) of Form 10-K.
++	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments to the exhibit have been omitted. The exhibit is not intended to be, and should not be relied upon as, including disclosures regarding any facts and circumstances relating to the registrant or any of its subsidiaries or affiliates. The exhibit contains representations and warranties by the registrant and the other parties that were made only for purposes of the agreement set forth in the exhibit and as of specified dates. The representations, warranties, and covenants in the agreement were made solely for the benefit of the parties to the agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the agreement instead of establishing these matters as facts), and may apply contractual standards of materiality or material adverse effect that generally differ from those applicable to investors. In addition, information concerning the subject matter of the representations, warranties, and covenants may change after the date of the agreement, which subsequent information may or may not be fully reflected in the registrant's public disclosures.
±	Certain portions of this exhibit have been redacted and are subject to a confidential treatment order granted by the U.S. Securities and Exchange Commission pursuant to Rule 24b-2 under the Securities Exchange Act of 1934.
±±	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Schedules, exhibits, and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
##	Provided herewith for purposes of providing a complete set of all modifications to the Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC.
ITEM 16. FORM 10-K SUMMARY
The Company has elected not to include an optional summary of information required by Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 27, 2024
NELNET, INC.

		By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY R. NOORDHOEK	Chief Executive Officer (Principal Executive Officer)	February 27, 2024
Jeffrey R. Noordhoek

/s/ JAMES D. KRUGER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2024
James D. Kruger

/s/ MICHAEL S. DUNLAP	Executive Chairman	February 27, 2024
Michael S. Dunlap

/s/ PREETA D. BANSAL	Director	February 27, 2024
Preeta D. Bansal

/s/ MATTHEW W. DUNLAP	Director	February 27, 2024
Matthew W. Dunlap

/s/ KATHLEEN A. FARRELL	Director	February 27, 2024
Kathleen A. Farrell

/s/ DAVID S. GRAFF	Director	February 27, 2024
David S. Graff

/s/ THOMAS E. HENNING	Director	February 27, 2024
Thomas E. Henning

/s/ ADAM K. PETERSON	Director	February 27, 2024
Adam K. Peterson

/s/ KIMBERLY K. RATH	Director	February 27, 2024
Kimberly K. Rath

/s/ JONA M. VAN DEUN	Director	February 27, 2024
Jona M. Van Deun

NELNET, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Nelnet, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Nelnet, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2024 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the allowance for loan losses
As discussed in Note 3 to the consolidated financial statements, the Company’s allowance for loan losses as of December 31, 2023, was $104.6 million, of which $68.5 million related to the Company’s allowance for loan losses on federally insured loans and $15.8 million related to the Company’s allowance for loan losses on Non-Nelnet Bank private education loans, collectively, the allowance for loan losses (the ALL). The ALL is the measure of expected credit losses on a pooled basis for those loans that share similar risk characteristics based on a collective assessment using a combination of measurement models and management judgment. The Company estimated the ALL using an undiscounted cash flow model. The Company’s methodology is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. For the undiscounted cash flow models, the expected credit losses are the product of multiplying the Company’s estimates of probability of default (PD), loss given default (LGD), and the exposure at default over the expected life of the loans. The undiscounted cash flow model incorporates probability weighted economic forecast scenarios and macroeconomic assumptions over the reasonable and supportable forecast periods. After the reasonable and supportable forecast periods, the Company reverts on a straight-line basis over the reversion period to its historical loss rates, evaluated over the historical observation period, for the remaining life of the loans. All such periods are established for each portfolio segment. A portion of the ALL is comprised of qualitative adjustments to historical loss experience.
We identified the assessment of the ALL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the ALL methodology, including the methods, models, and significant assumptions used to estimate the PD and LGD. Such assumptions included the economic forecast scenario and macroeconomic assumptions, the reasonable and supportable forecast periods, and the historical observation period. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
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
Lincoln, Nebraska
February 27, 2024

NELNET, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2023 and 2022
	2023	2022
	(Dollars in thousands, except share data)
Assets:
Loans and accrued interest receivable (net of allowance for loan losses of $104,643 and $131,827, respectively)	$13,108,204	15,243,889
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	34,912	24,584
Cash and cash equivalents - held at a related party	133,200	93,562
Total cash and cash equivalents	168,112	118,146
Investments and notes receivable	1,870,968	2,111,917
Restricted cash	488,723	945,159
Restricted cash - due to customers	368,656	294,311
Restricted investments	17,969	—
Accounts receivable (net of allowance for doubtful accounts of $4,304 and $3,079, respectively)	196,200	194,851
Goodwill	158,029	176,902
Intangible assets, net	44,819	63,501
Property and equipment, net	127,008	122,526
Other assets	187,957	102,842
Total assets	$16,736,645	19,374,044
Liabilities:
Bonds and notes payable	$11,828,393	14,637,195
Accrued interest payable	35,391	36,049
Bank deposits	743,599	691,322
Other liabilities	481,840	461,259
Due to customers	425,507	348,317
Total liabilities	13,514,730	16,174,142
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 26,400,630 shares and 26,461,651 shares, respectively	264	265
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 10,663,088 shares and 10,668,460 shares, respectively	107	107
Additional paid-in capital	3,096	1,109
Retained earnings	3,279,273	3,234,844
Accumulated other comprehensive loss, net	(20,119)	(37,366)
Total Nelnet, Inc. shareholders' equity	3,262,621	3,198,959
Noncontrolling interests	(40,706)	943
Total equity	3,221,915	3,199,902
Total liabilities and equity	$16,736,645	19,374,044
Supplemental information - assets and liabilities of consolidated education and other lending variable interest entities:
Loans and accrued interest receivable	$12,676,932	14,585,491
Restricted cash	451,932	867,961
Bonds and notes payable	(12,006,170)	(14,233,586)
Accrued interest payable and other liabilities	(135,748)	(145,309)
Net assets of consolidated education and other lending variable interest entities	$986,946	1,074,557
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2023, 2022, and 2021

	2023	2022	2021
	(Dollars in thousands, except share data)
Interest income:
Loan interest	$931,945	651,205	482,337
Investment interest	177,855	91,601	41,498
Total interest income	1,109,800	742,806	523,835
Interest expense on bonds and notes payable and bank deposits	845,091	430,137	176,233
Net interest income	264,709	312,669	347,602
Less provision (negative provision) for loan losses	65,450	46,441	(12,426)
Net interest income after provision for loan losses	199,259	266,228	360,028
Other income (expense):
Loan servicing and systems revenue	517,954	535,459	486,363
Education technology services and payments revenue	463,311	408,543	338,234
Solar construction revenue	31,669	24,543	—
Other, net	(48,787)	25,486	78,681
Gain on sale of loans, net	39,673	2,903	18,715
Impairment expense	(31,925)	(15,523)	(16,360)
Derivative market value adjustments and derivative settlements, net	(16,701)	264,634	71,446
Total other income (expense), net	955,194	1,246,045	977,079
Cost of services:
Cost to provide education technology services and payments	171,183	148,403	108,660
Cost to provide solar construction services	48,576	19,971	—
Total cost of services	219,759	168,374	108,660
Operating expenses:
Salaries and benefits	591,537	589,579	507,132
Depreciation and amortization	79,118	74,077	73,741
Other expenses	189,851	170,778	145,469
Total operating expenses	860,506	834,434	726,342
Income before income taxes	74,188	509,465	502,105
Income tax expense	19,753	113,224	115,822
Net income	54,435	396,241	386,283
Net loss attributable to noncontrolling interests	37,097	11,106	7,003
Net income attributable to Nelnet, Inc.	$91,532	407,347	393,286
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$2.45	10.83	10.20
Weighted average common shares outstanding - basic and diluted	37,416,621	37,603,033	38,572,801
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2023, 2022, and 2021
	2023		2022		2021
	(Dollars in thousands)
Net income		$54,435		396,241		386,283
Other comprehensive income (loss):
Net changes related to foreign currency translation adjustments	$	(10)		(9)		(10)
Net changes related to available-for-sale debt securities:
Unrealized holding gains (losses) arising during period, net	18,379		(58,946)		6,921
Reclassification of losses (gains) recognized in net income, net	3,504		(5,902)		(2,695)
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	202		—		—
Income tax effect	(5,301)	16,784	15,564	(49,284)	(1,014)	3,212
Net changes related to equity method investee's other comprehensive income:
Gain on cash flow hedges	622		3,452		—
Income tax effect	(149)	473	(829)	2,623	—	—
Other comprehensive income (loss)		17,247		(46,670)		3,202
Comprehensive income		71,682		349,571		389,485
Comprehensive loss attributable to noncontrolling interests		37,097		11,106		7,003
Comprehensive income attributable to Nelnet, Inc.		$108,779		360,677		396,488

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years ended December 31, 2023, 2022, and 2021
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Noncontrolling interests	Total equity
		Class A	Class B
	(Dollars in thousands, except share data)
Balance as of December 31, 2020	—	27,193,154	11,155,571	$—	272	112	3,794	2,621,762	6,102	(3,693)	2,628,349
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	61,087	61,087
Net income (loss)	—	—	—	—	—	—	—	393,286	—	(7,003)	386,283
Other comprehensive income	—	—	—	—	—	—	—	—	3,202	—	3,202
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(48,759)	(48,759)
Cash dividends on Class A and Class B common stock - $0.90 per share	—	—	—	—	—	—	—	(34,457)	—	—	(34,457)
Issuance of common stock, net of forfeitures	—	280,845	—	—	2	—	4,827	—	—	—	4,829
Compensation expense for stock based awards	—	—	—	—	—	—	10,415	—	—	—	10,415
Repurchase of common stock	—	(713,274)	—	—	(7)	—	(18,036)	(40,068)	—	—	(58,111)
Conversion of common stock	—	478,929	(478,929)	—	5	(5)	—	—	—	—	—
Balance as of December 31, 2021	—	27,239,654	10,676,642	—	272	107	1,000	2,940,523	9,304	1,632	2,952,838
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	67,003	67,003
Net income (loss)	—	—	—	—	—	—	—	407,347	—	(11,106)	396,241
Other comprehensive loss	—	—	—	—	—	—	—	—	(46,670)	—	(46,670)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(56,586)	(56,586)
Cash dividends on Class A and Class B common stock - $0.98 per share	—	—	—	—	—	—	—	(36,608)	—	—	(36,608)
Issuance of common stock, net of forfeitures	—	376,348	—	—	4	—	7,477	—	—	—	7,481
Compensation expense for stock based awards	—	—	—	—	—	—	13,888	—	—	—	13,888
Repurchase of common stock	—	(1,162,533)	—	—	(11)	—	(21,256)	(76,418)	—	—	(97,685)
Conversion of common stock	—	8,182	(8,182)	—	—	—	—	—	—	—	—
Balance as of December 31, 2022	—	26,461,651	10,668,460	—	265	107	1,109	3,234,844	(37,366)	943	3,199,902
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	101,237	101,237
Net income (loss)	—	—	—	—	—	—	—	91,532	—	(37,097)	54,435
Other comprehensive income	—	—	—	—	—	—	—	—	17,247	—	17,247
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(105,789)	(105,789)
Cash dividends on Class A and Class B common stock - $1.06 per share	—	—	—	—	—	—	—	(39,419)	—	—	(39,419)
Issuance of common stock, net of forfeitures	—	270,550	—	—	3	—	6,165	—	—	—	6,168
Compensation expense for stock based awards	—	—	—	—	—	—	16,162	—	—	—	16,162
Repurchase of common stock	—	(336,943)	—	—	(4)	—	(20,340)	(7,684)	—	—	(28,028)
Conversion of common stock	—	5,372	(5,372)	—	—	—	—	—	—	—	—
Balance as of December 31, 2023	—	26,400,630	10,663,088	$—	264	107	3,096	3,279,273	(20,119)	(40,706)	3,221,915

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2023, 2022, and 2021
	2023	2022	2021
	(Dollars in thousands)
Net income attributable to Nelnet, Inc.	$91,532	407,347	393,286
Net loss attributable to noncontrolling interests	(37,097)	(11,106)	(7,003)
Net income	54,435	396,241	386,283
Adjustments to reconcile net income to net cash provided by operating activities, net of business acquisitions:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	145,393	176,248	132,325
Loan discount accretion	(30,813)	(67,480)	(7,990)
Provision (negative provision) for loan losses	65,450	46,441	(12,426)
Derivative market value adjustments	41,773	(231,691)	(92,813)
Proceeds from termination of derivative instruments	164,079	91,786	—
(Payments to) proceeds from clearinghouse - initial and variation margin, net	(213,923)	148,691	91,294
Gain on sale of loans, net	(39,673)	(2,903)	(18,715)
Loss (gain) on investments, net	117,968	24,643	(3,811)
Proceeds from sale of equity securities, net of purchases	75	42,841	(42,916)
Deferred income tax (benefit) expense	(51,963)	34,640	55,622
Non-cash compensation expense	16,476	14,176	10,673
Impairment expense	29,539	15,523	16,360
Decrease (increase) in loan and investment accrued interest receivable	47,217	(38,500)	1,378
Increase in accounts receivable	(1,356)	(26,358)	(86,982)
Decrease (increase) in other assets, net	3,890	(11,783)	46,214
Decrease in the carrying amount of ROU asset, net	4,881	5,702	7,170
(Decrease) increase in accrued interest payable	(658)	31,483	(24,135)
Increase in other liabilities	85,537	40,001	29,775
Decrease in the carrying amount of lease liability	(5,352)	(5,642)	(6,978)
Net cash provided by operating activities	432,975	684,059	480,328
Cash flows from investing activities, net of business acquisitions:
Purchases and originations of loans	(735,003)	(1,452,018)	(1,318,605)
Purchases of loans from a related party	(467,554)	(8,310)	(22,678)
Net proceeds from loan repayments, claims, and capitalized interest	2,559,384	4,394,183	3,103,776
Proceeds from sale of loans	553,018	123,129	85,906
Purchases of available-for-sale securities	(581,522)	(1,029,438)	(734,817)
Proceeds from sales of available-for-sale securities	963,117	511,124	160,976
Proceeds from and sale of beneficial interest in loan securitizations	32,149	21,531	40,602
Purchases of other investments and issuance of notes receivable	(344,918)	(263,346)	(253,894)
Proceeds from other investments and repayments of notes receivable	41,309	65,369	191,821
Purchases of held-to-maturity debt securities	(12,425)	(240)	(8,200)
Redemption of held-to-maturity debt securities	4,579	3,500	—
Purchases of property and equipment	(74,052)	(59,421)	(58,952)
Business acquisitions, net of cash and restricted cash acquired	—	(34,036)	—
Net cash provided by investing activities	$1,938,082	2,272,027	1,185,935

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	2023	2022	2021
	(Dollars in thousands)
Cash flows from financing activities, net of business acquisitions:
Payments on bonds and notes payable	$(3,606,160)	(4,339,164)	(3,683,770)
Proceeds from issuance of bonds and notes payable	761,182	1,301,554	1,947,559
Payments of debt issuance costs	(5,744)	(3,795)	(7,093)
Increase in bank deposits, net	52,277	347,007	289,682
Increase (decrease) in due to customers	77,182	(17,670)	64,539
Dividends paid	(39,419)	(36,608)	(34,457)
Repurchases of common stock	(28,028)	(97,685)	(58,111)
Proceeds from issuance of common stock	1,780	1,633	1,465
Issuance of noncontrolling interests	88,389	55,777	50,716
Distribution to noncontrolling interests	(4,657)	(3,548)	(878)
Net cash used in financing activities	(2,703,198)	(2,792,499)	(1,430,348)
Effect of exchange rate changes on cash	16	(160)	(121)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(332,125)	163,427	235,794
Cash, cash equivalents, and restricted cash, beginning of period	1,357,616	1,194,189	958,395
Cash, cash equivalents, and restricted cash, end of period	$1,025,491	1,357,616	1,194,189

Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$781,307	350,662	152,173
Cash disbursements made for income taxes, net of refunds and credits received (a)	$47,589	57,705	18,659
Cash disbursements made for operating leases	$6,550	6,797	7,970

Non-cash operating, investing, and financing activity:
ROU assets obtained in exchange for lease obligations	$18,860	7,728	4,228
Business acquisition deferred purchase price	$—	5,000	—
Receipt of beneficial interest in consumer loan securitizations as consideration from sale of loans	$89,130	19,069	23,506
Receipt of asset-backed investment securities as consideration from sale of loans	$66,546	13,806	—
Asset-backed investment securities held as collateral for reinsurance treaties	$17,969	—	—
Distribution to noncontrolling interests	$101,132	53,038	47,881
Issuance of noncontrolling interests	$12,848	11,226	10,371
(a) For 2023, 2022, and 2021 the Company utilized $53.8 million, $11.2 million, and $34.1 million of federal and state tax credits, respectively, related primarily to renewable energy.
Supplemental disclosures of non-cash activities regarding the Company's business acquisitions are contained in note 7.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows.

	As of	As of	As of	As of
	December 31, 2023	December 31, 2022	December 31, 2021	December 31, 2020
Total cash and cash equivalents	$168,112	118,146	125,563	121,249
Restricted cash	488,723	945,159	741,981	553,175
Restricted cash - due to customers	368,656	294,311	326,645	283,971
Cash, cash equivalents, and restricted cash	$1,025,491	1,357,616	1,194,189	958,395
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

1. Description of Business
Nelnet, Inc. and its subsidiaries (“Nelnet” or the “Company”) is a diverse, innovative company with a purpose to serve others and a vision to make dreams possible. The largest operating businesses engage in loan servicing and education technology services and payments. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes investments to further diversify both within and outside of its historical core education-related businesses including, but not limited to, investments in a fiber communications company (ALLO), early-stage and emerging growth companies (venture capital investments), real estate, and renewable energy (solar). Substantially all revenue from external customers is earned, and all long-lived assets are located, in the United States.
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
The Health Care and Education Reconciliation Act of 2010 (the “Reconciliation Act of 2010”) discontinued new loan originations under the FFEL Program, effective July 1, 2010, and requires all new federal student loan originations be made directly by the Department through the Federal Direct Loan Program. This law does not alter or affect the terms and conditions of existing FFELP loans. Subsequent to the Reconciliation Act of 2010, the Company no longer originates FFELP loans. However, a significant portion of the Company's income continues to be derived from its existing FFELP student loan portfolio. Interest income on the Company's existing FFELP loan portfolio will decline over time as the portfolio is paid down. To reduce its reliance on interest income from FFELP loans, the Company has expanded its services and products. This expansion has been accomplished through internal growth and innovation as well as business and certain investment acquisitions. The Company is also actively expanding its private education, consumer, and other loan portfolios, or investment interests therein, and as part of this strategy launched Nelnet Bank in 2020. In addition, the Company has been servicing federally owned student loans for the Department since 2009.
The Company's reportable operating segments include:
• Loan Servicing and Systems (LSS)
• Education Technology Services and Payments (ETSP)
• Asset Generation and Management (AGM), part of the Nelnet Financial Services (NFS) division
• Nelnet Bank, part of the NFS division
A description of each reportable operating segments is included below. See note 16 for additional information on the Company's segment reporting.
Loan Servicing and Systems
The primary service offerings of the Loan Servicing and Systems reportable operating segment (known as Nelnet Diversified Services (NDS)) include:
•Servicing federally owned student loans for the Department
•Servicing FFELP loans
•Servicing private education and consumer loans
•Providing backup servicing for FFELP, private education, and consumer loans
•Providing student loan servicing software and other information technology products and services
•Providing outsourced services including call center, processing, and technology services
LSS provides for the servicing of the Company's student loan portfolio and the portfolios of third parties. The loan servicing activities include loan conversion activities, application processing, borrower updates, customer service, payment processing, due diligence procedures, funds management reconciliations, and claim processing. These activities are performed internally for the Company's portfolio, in addition to generating external fee revenue when performed for third-party clients. In addition, LSS provides backup servicing to third parties, which allows a transfer of the customer’s servicing volume to the Company’s platform and becoming a full servicing customer if their existing servicer cannot perform their duties.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Nelnet Servicing, LLC (Nelnet Servicing), a subsidiary of the Company, is one of the current four private sector entities that have student loan servicing contracts with the Department to service loans that include Federal Direct Loan Program loans originated directly by the Department and FFEL Program loans purchased by the Department.
LSS also provides student loan servicing software, which is used internally and licensed to third-party student loan holders and servicers. These software systems have been adapted so that they can be offered as hosted servicing software solutions usable by third parties to service various types of student loans, including Federal Direct Loan Program and FFEL Program loans.
This segment also provides business process outsourcing primarily specializing in contact center management. The contact center solutions and services include taking inbound calls, helping with outreach campaigns and sales, interacting with customers through multi-channels, and processing and technology services.
Education Technology Services and Payments
The Education Technology Services and Payments reportable operating segment (known as Nelnet Business Services (NBS)) provides education and payment technology and services for K-12 schools, higher education institutions, churches, and businesses in the United States and internationally. NBS provides service and technology under four divisions as described below.
FACTS provides solutions that elevate the education experience in the K-12 private and faith-based markets for school administrators, teachers, and families. FACTS offers a comprehensive suite of services and technology in the following categories: (i) financial management, including tuition payment plans, incidental billing, payment forms, advanced accounting, financial needs assessments (grant and aid), and a donation platform; (ii) school management, including a school management platform and application and enrollment services; and (iii) learning management.
Nelnet Campus Commerce delivers payment technology to higher education institutions. Nelnet Campus Commerce solutions include (i) tuition management, including tuition payment plans and service and technology for student billings, payments, and refunds; and (ii) integrated commerce, including solutions for in-person, online, and mobile payment experiences on campus.
Nelnet Payment Services provides secure payment processing technology. Nelnet Payment Services supports and provides payment processing services, including credit card and electronic transfers, to the other divisions of NBS and Nelnet in addition to other industries and software platforms across the United States.
Nelnet International provides its services and technology in Australia, New Zealand, and the Asia-Pacific region. Nelnet International serves customers in the education, local government, and health care industries. Nelnet International’s suite of services include an integrated commerce payment platform, financial management and tuition payment plan services, and a school management platform that provides administrative, information management, financial management, and communication functions for K-12 schools.
Nelnet Financial Services
Nelnet Financial Services is a division of the Company that includes the following reportable operating segments:
•Asset Generation and Management
•Nelnet Bank
Asset Generation and Management
The Company's Asset Generation and Management reportable operating segment includes the acquisition, management, and ownership of the Company's loan assets (excluding loan assets held by Nelnet Bank). Substantially all loan assets included in this segment are student loans originated under the FFEL Program, including the Stafford Loan Program, the PLUS Loan program, and loans that reflect the consolidation into a single loan of certain previously separate borrower obligations (“consolidation” loans). AGM also acquires private education, consumer, and other loans, or investment interests therein. AGM generates a substantial portion of its earnings from the spread, referred to as loan spread, between the yield it receives on its loan portfolio and the associated costs to finance such portfolio. The loan assets are held in a series of lending subsidiaries and associated securitization trusts designed specifically for this purpose. In addition to the loan spread earned on its portfolio, all costs and activity associated with managing the portfolio, such as servicing of the assets and debt maintenance, are included in this segment.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

In addition to ownership of loan assets, AGM has partial ownership in consumer, private education, and federally insured student loan third-party securitizations. These residual interests were acquired by AGM or have been received in consideration of AGM selling portfolios of loans to unrelated third parties who securitized such loans. AGM’s partial ownership percentage in each loan securitization grants AGM the right to receive the corresponding percentage of cash flows generated by the securitization.
Nelnet Bank
Nelnet Bank operates as an internet Utah-chartered industrial bank franchise with a home office in Salt Lake City, Utah. Nelnet Bank is focused on the private education and consumer loan marketplace.
NFS Other Operating Segments
In addition to the reportable operating segments of AGM and Nelnet Bank being part of the NFS division, NFS’s other operating segments that are not reportable include:
•The operating results of Whitetail Rock Capital Management, LLC (WRCM), the Company's U.S. Securities and Exchange Commission (SEC)-registered investment advisor subsidiary
•The operating results of Nelnet Insurance Services, which primarily includes multiple reinsurance treaties on property and causality policies
•The operating results of the Company’s investment activities in real estate
•The operating results of the Company’s investment debt securities (primarily student loan and other asset-backed securities) and interest expense incurred on debt used to finance such investments
Corporate and Other Activities
Other business activities and operating segments that are not reportable and not part of the NFS division are combined and included in Corporate and Other Activities (“Corporate”). Corporate includes the following items:
•Shared service activities related to internal audit, human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services
•Corporate costs and overhead functions not allocated to operating segments, including executive management, investments in innovation, and other holding company organizational costs
•The operating results of Nelnet Renewable Energy, which include solar tax equity investments made by the Company, administrative and management services provided by the Company on tax equity investments made by third parties, and solar construction and development
•The operating results of certain of the Company’s investment activities, including its investment in ALLO Holdings LLC, a holding company for ALLO Communications LLC (collectively referred to as “ALLO”) and early-stage and emerging growth companies (venture capital investments)
•Interest income earned on cash balances held at the corporate level and interest expense incurred on unsecured corporate related debt transactions
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Variable Interest Entities
The Company assesses its partnerships and joint ventures to determine if the entity meets the qualifications of a VIE. The Company performs a qualitative assessment of each identified VIE to determine if it is the primary beneficiary. The primary beneficiary is the entity which has both: (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (2) the obligation to absorb losses or receive benefits of the entity that could potentially be significant to the VIE. The Company examines specific criteria and uses judgment when determining whether an entity is a VIE and whether it is the primary beneficiary. The Company performs this review initially at the time it enters into a partnership or joint venture agreement and reassess upon reconsideration events.
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
VIEs - Not consolidated
The Company is not required to consolidate VIEs in which it has determined it is not the primary beneficiary. VIEs not consolidated by the Company include its equity investment in ALLO, tax equity investments, and beneficial interests in loan securitizations.
ALLO
As of December 31, 2023, the Company owned 45% of the economic rights of ALLO, and has a disproportional 43% of the voting rights related to all operating decisions for ALLO's business. ALLO provides pure fiber optic service to homes and businesses for internet, television, and telephone services. See note 6 for the Company’s carrying value of its voting interest and non-voting preferred membership investments, which is the Company’s maximum exposure to loss.
Prior to December 21, 2020, the Company consolidated the operating results of ALLO. In 2020, the Company entered into various agreements with SDC, a third-party global digital infrastructure investor, and ALLO, for various transactions contemplated by the parties in connection with a recapitalization for ALLO. The recapitalization transaction ultimately resulted in the deconsolidation of ALLO from the Company’s consolidated financial statements.
As part of the ALLO recapitalization transaction, the Company and SDC entered into an agreement, in which the Company has a contingent payment obligation to pay SDC a contingent payment amount of up to $35.0 million in the event the Company disposes of its voting membership interests of ALLO that it holds and realizes from such disposition certain targeted return levels. The Company recognized the estimated fair value of the contingent payment to be $9.8 million and $7.6 million as of December 31, 2023 and 2022, respectively, which is included in “other liabilities” on the consolidated balance sheets.
Tax Equity Investments
The Company makes tax equity investments in entities that promote renewable energy sources (solar). The Company’s investments in these entities generate a return primarily through the realization of federal income tax credits, operating cash flows, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These investments are included in "investments and notes receivable" on the consolidated balance sheets. As of December 31, 2023, the Company has funded a total of $470.7 million in solar investments, which included $198.8 million funded by syndication partners. The carrying value of these investments are reduced by tax credits earned when the solar project is placed-in-service. The Company’s unfunded capital and other commitments related to these unconsolidated VIEs are included in “other liabilities” on the consolidated balance sheets when the solar project is placed-in-service.

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
The following table presents a summary of solar investment VIEs that the Company has not consolidated:

	As of December 31,
	2023	2022
Investment carrying amount, excluding third-party investors	$(65,266)	(36,863)
Tax credits subject to recapture	153,699	88,692
Unfunded capital and other commitments	82,046	33,456
Company’s maximum exposure to loss	$170,479	85,285
As of December 31, 2023, the Company is committed to fund an additional $154.2 million on new tax equity investments, of which $72.1 million is expected to be provided by syndication partners.
Beneficial Interest in Loan Securitizations
The Company has partial ownership in consumer, private education, and federally insured student loan third-party securitizations that are classified as “beneficial interest in loan securitizations” and included in “investments and notes receivable” on the Company’s consolidated balance sheets. These residual interests were acquired by AGM or have been received in consideration of AGM selling portfolios of loans to unrelated third parties who securitized such loans. See note 6 for the Company’s carrying value of its beneficial interest in loan securitization investments, which is the Company’s maximum exposure to loss.
Noncontrolling Interests
Amounts for noncontrolling interests reflect the share of membership interest (equity) and net income attributable to the holders of minority membership interests in the following entities:
•Whitetail Rock Capital Management, LLC - WRCM is the Company’s SEC-registered investment advisor subsidiary. WRCM issued 10% minority membership interests on January 1, 2012.
•NGWeb Solutions, LLC - The Company acquired a controlling interest of NGWeb Solutions, LLC on April 30, 2022. Minority membership interests of 20% were maintained by prior interest holders. See note 7 for a description of NGWeb Solutions, LLC, including the primary services offered.
•GRNE-Nelnet, LLC and ENRG-Nelnet, LLC - The Company acquired a controlling interest in two subsidiaries of GRNE Solutions, LLC on July 1, 2022. Minority membership interests of 20% were maintained by prior interest holders. See note 7 for additional description of the acquisition, including the primary services offered.
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
Loans Receivable
Loans consist of federally insured student, private education, consumer, and other loans. If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and carried at amortized cost. Amortized cost includes the unamortized premium or discount and capitalized origination costs and fees, all of which are amortized to interest

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

income. Loans which are held-for-investment also have an allowance for loan loss as needed. Any loans the Company has the ability and intent to sell are classified as held for sale and are carried at the lower of cost or fair value. Loans which are held for sale do not have the associated premium or discount and origination costs and fees amortized into interest income and there is also no related allowance for loan losses. There were no loans classified as held for sale as of December 31, 2023 and 2022.
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
Loans also include private education, consumer, and other loans. Private education loans are loans to students or their families that are non-federal loans and loans not insured or guaranteed under the FFEL Program. These loans are used primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans, or borrowers' personal resources. The terms of the private education loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to thirty years. The private education loans are not covered by a guarantee or collateral in the event of borrower default. Consumer loans are unsecured loans to an individual for personal, family, or household purposes. The terms of the consumer loans, which vary on an individual basis, generally provide for repayment in weekly or monthly installments of principal and interest over a period of up to six years. Other loans consist of home equity lines of credit. These loans are made to an individual primarily for debt consolidation purposes using equity in the borrower’s home as security in the form of primarily second liens. These loans typically have a revolving draw period of five years and a repayment period at the end of the draw period of five to ten years. Principal and interest payments are generally required to be made during the draw and repayment periods.
On January 1, 2023, the Company adopted new accounting guidance concerning loan modifications. The new guidance requires an entity to evaluate whether a loan modification represents a new loan or a continuation of an existing loan and enhances the disclosure requirements for certain modifications of receivables made to borrowers experiencing financial difficulty. Because federally insured loan modifications are driven by the Higher Education Act, the Company does not consider these events as part of its loan modification programs. Administrative forbearances (e.g. bankruptcy, military service, death and disability, and disaster forbearance) are required by law and therefore are also not considered as part of the Company's loan modification programs. The Company does offer payment delays in the form of deferments or forbearances on certain private education and consumer loan programs for short-term periods. The Company generally considers payment delays to be insignificant when the delay is 3 months or less. The amortized cost of the Company’s private education and consumer loans in which the borrower is experiencing financial difficulty and the financial effect of such loan modifications is not material.
Allowance for Loan Losses
The Company accounts for the evaluation and estimate of probable losses on loans under the current expected credit loss (CECL) methodology. The CECL methodology utilizes a lifetime “expected credit loss” measurement objective for the recognition of credit losses for financial assets measured at amortized cost at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses.
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
Cash and Cash Equivalents
The Company considers all investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include amounts due to Nelnet Bank from the Federal Reserve Bank of $7.0 million and $5.2 million as of December 31, 2023 and 2022, respectively.
Investments
The Company accounts for purchases and sales of debt securities on a settlement-date basis. When an investment is sold, the cost basis is determined through specific identification of the security sold. The Company classifies its debt securities as either available-for-sale or held-to-maturity. Securities classified as available-for-sale are carried at fair value, with the changes in fair value, net of taxes, carried as a separate component of shareholders’ equity. The amortized cost of debt securities in this classification is adjusted for amortization of premiums and accretion of discounts, which are amortized using the effective interest rate method. For available-for-sale debt securities where fair value is less than amortized cost, credit-related impairment, if any, is recognized through an allowance for credit losses and adjusted each period for changes in credit risk. Securities in which the Company has the intent and ability to hold until maturity are classified as held-to-maturity. These securities are carried at amortized cost, with expected future credit losses, if any, recognized through an allowance for credit losses.
The Company classifies its residual interest in consumer, private education, and federally insured student loan securitizations as held-to-maturity beneficial interest investments. The Company measures accretable yield initially as the excess of all cash flows expected to be collected attributable to the beneficial interest estimated at the acquisition/transaction date over the initial investment and recognizes interest income over the life of the beneficial interest using the effective interest method. The Company continues to update, over the life of the beneficial interest, the expectation of cash flows to be collected. Beneficial interest investments are evaluated for impairment by comparing the present value of the remaining cash flows as expected to be collected at the initial transaction date (or the last date previously revised) to the present value of the cash flows expected to be collected at the current financial reporting date, both discounted using the same effective rate equal to the current yield used to accrete the beneficial interest. If the present value of remaining cash flows is less than the present value of cash flows expected to be collected and the Company determines a credit loss has occurred, the Company records an allowance for credit losses for the difference. Subsequent favorable changes, if any, decreases the allowance for credit losses.
Equity investments with readily determinable fair values are measured at fair value, with changes in the fair value recognized through net income. For equity investments without readily determinable fair values, the Company uses the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company uses qualitative factors to identify impairment on its measurement alternative investments.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

In March 2023, the Financial Accounting Standards Board issued new accounting guidance which expands the population of investments for which an investor may elect to apply the proportional amortization method (PAM). The guidance allows an investor in a tax equity investment to elect the PAM for qualifying investments on a tax credit program-by-program basis. The Company elected to early adopt the new accounting guidance as of January 1, 2023 for its tax equity investments in renewable energy sources (solar) tax credit program. There were no investments prior to January 1, 2023 that met the qualification to apply the PAM, thus no cumulative effect adjustment in retained earnings was required.
Subsequent to adoption, the Company evaluates each tax equity investment in renewable energy sources (solar) to determine if it meets the qualifications to apply the PAM. For qualifying investments, the Company uses the flow-through method of accounting to account for the related tax credit. The flow-through method requires an investor to amortize the cost of its investment through income tax expense (or benefit) as an offset to the nonrefundable income tax credits and other income tax benefits, such as tax deductions from operating losses of the investment.
The Company accounts for its non-qualifying PAM solar investments, voting equity investment in ALLO, and certain real estate investments under the Hypothetical Liquidation at Book Value (HLBV) method of accounting. The HLBV method of accounting is used by the Company for equity method investments when the liquidation rights and priorities as defined by an equity investment agreement differ from what is reflected by the underlying percentage ownership or voting interests. The Company applies the HLBV method using a balance sheet approach. A calculation is prepared at each balance sheet date to determine the amount that the Company would receive if an equity investment entity were to liquidate its net assets and distribute that cash to the investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is the amount the Company recognizes for its share of the earnings or losses from the equity investment for the period.
For the majority of the Company’s solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. The Company recognized losses on its solar investments of $46.7 million, $9.5 million, and $10.1 million during the years ended December 31, 2023, 2022, and 2021, respectively. These losses, which include losses attributable to third-party noncontrolling interest investors (syndication partners), are included in “other, net” in "other income (expense)" on the consolidated statements of income. Solar losses attributed to noncontrolling interest investors was $26.4 million, $10.9 million, and $7.4 million during the years ended December 31, 2023, 2022, and 2021, respectively, and is reflected in “net loss attributable to noncontrolling interests” in the consolidated statements of income. Excluding losses attributed to noncontrolling interest investors, the Company recognized losses of $20.3 million, gains of $1.4 million, and losses of $2.7 million on its solar investments during the years ended December 31, 2023, 2022, and 2021, respectively.
Notes Receivable
Notes receivable exchanged for cash are recorded at amortized cost. Discounts, if any, upon issuance are accreted to income over the contractual life of the issued note, and interest income is accounted for on an accrual basis. The Company records an allowance for expected credit losses, if any, to present the net amount expected to be collected on the receivable as of the balance sheet date.
Restricted Cash and Restricted Investments
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
Nelnet Insurance Services is required to hold collateral in third-party trusts related to its reinsurance treaties on property and casualty policies. The cash and investments in such trusts are classified by the Company as restricted. Restricted investments include student loan asset-backed securities classified as available-for-sale.
Restricted Cash - Due to Customers
As a servicer of student loans, the Company collects student loan remittances and subsequently disburses these remittances to the appropriate lending entities. As part of the Company's Education Technology Services and Payments operating segment, the Company collects tuition payments and subsequently remits these payments to the appropriate schools. In addition, Nelnet

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Insurance Services retains cash it collects on behalf of its third parties to which it has retroceded a portion of its exposure. Cash collected for customers and the related liability are included in the consolidated balance sheets.
A portion of cash collected for customers in the Company's Education Technology Services and Payments operating segment are held at Nelnet Bank, in which Nelnet Bank can use these cash deposits for general operating purposes and is no longer considered restricted. As of December 31, 2023 and 2022, $57.5 million and $55.0 million, respectively, of cash collected for customers is held at Nelnet Bank.
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
The Company tests goodwill for impairment in accordance with applicable accounting guidance. The guidance provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform a quantitative impairment test. If the qualitative assessment determines that an impairment is not more likely than not, no further analysis is required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test.
For the 2023, 2022, and 2021 annual reviews of goodwill, the Company assessed qualitative factors, with the exception of one reporting unit in 2023, and concluded it was not more likely than not that the fair value of its reporting units were less than their carrying amount. As such, except for the one reporting unit in 2023, no further impairment analysis was required. For the one reporting unit identified in 2023 that the Company concluded it was more likely than not that the fair value was less than its carrying amount, the Company performed a quantitative impairment test and concluded there was an impairment. See note 11 for additional information.
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
Leases
When the Company leases assets from others, it records right-of-use (ROU) assets and lease liabilities. The Company determines if the arrangement is, or contains, a lease at the inception of an arrangement and records the lease in the consolidated financial statements upon lease commencement, which is the date when the underlying asset is made available by the lessor. The Company primarily leases office and data center space and accounts for lease and non-lease components in these contracts together as a single, combined lease component. Leases with an initial term of 12 months or less are not recorded on the balance sheet. The lease expense for these leases is recognized on a straight-line basis over the lease term. All other ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term at the commencement date. The Company classifies each lease as operating or financing, with the income statement reflecting lease expense for operating leases and amortization/interest expense for financing leases. When the discount rate implicit in the lease cannot be readily determined, the Company uses its incremental borrowing rate.
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
Revenue Recognition
The Company applies the provisions of ASC Topic 606, Revenue from Contracts with Customers ("Topic 606"), to its fee-based operating segments. The majority of the Company’s revenue earned in its NFS Division, including loan interest and derivative activity earned in its Asset Generation and Management and Nelnet Bank operating segments and reinsurance premiums earned in its Nelnet Insurance Services operating segment, is explicitly excluded from the scope of Topic 606. The Company recognizes revenue under the core principle of Topic 606 to depict the transfer of control of products and services to the Company’s customers in an amount reflecting the consideration to which the Company expects to be entitled. In order to achieve that core principle, the Company applies the following five-step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. The Company’s contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.
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
The Company recognizes an asset for the incremental costs of obtaining and/or fulfilling a contract with a customer if it expects the benefit of those costs to be longer than one year. Total capitalized costs to obtain and/or fulfill a contract were immaterial during the periods presented.
Additional information related to revenue earned in its Asset Generation and Management, Nelnet Bank, and Nelnet Insurance Services operating segments is provided below. See note 17 for additional information related to the Company's fee-based operating segments.
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
The Department provides a special allowance to lenders participating in the FFEL Program. The special allowance rate is accrued based upon either the daily fiscal quarter average of the 13-week Treasury Bill auction rate, the daily fiscal quarter average of the three-month financial commercial paper rate, or the daily fiscal quarter average of the 30-day Average Secured Overnight Financing Rate (SOFR), relative to the yield of the student loan.
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
Reinsurance premiums earned and related expenses - Premiums are recognized as income, net of applicable retrocessional coverage, over the terms of the related contracts and polices. Unearned premiums represent the portion of premiums written that relate to the unexpired terms of contracts and polices in force.
Acquisition costs are incurred when a contract or policy is issued and only the costs directly related to the successful acquisition of new and renewal contract or policies are deferred and amortized over the same period in which the related premiums are earned. Acquisition costs consist principally of commissions and brokerage expenses and are shown net of commissions and brokerage expenses earned on ceded reinsurance.
The reserve for claims and claim expenses includes estimates for unpaid claims and claim expenses on reported losses as well as an estimate of losses incurred but not reported. The reserve is based on individual claims, case reserves, and other reserve estimates reported by insureds and ceding companies. Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors which could vary significantly as claims are settled.
Deposits and Interest Expense
Deposits are interest-bearing deposits and consist of brokered certificates of deposit (CDs) and retail and other savings deposits and CDs. Retail and other savings deposits include deposits from Educational 529 College Savings (529) and Health Savings plans (HSA), Short Term Federal Investment Trust (STFIT), and commercial and institutional CDs. Union Bank and Trust Company (“Union Bank”), a related party, is the program manager for the Educational 529 College Savings plans and trustee for the STFIT. CDs are accounts that have a stipulated maturity and interest rate. For savings accounts, the depositor may be required to give written notice of any intended withdrawal no less than seven days before the withdrawal is made. Generally, early withdrawal of brokered CDs is prohibited (except in the case of death or legal incapacity).
Nelnet Bank has intercompany deposits from Nelnet, Inc. and its subsidiaries. All intercompany deposits held at Nelnet Bank are eliminated for consolidated financial reporting purposes.
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
Derivative Accounting
All over-the-counter derivative contracts are cleared post-execution at the Chicago Mercantile Exchange (CME), a regulated clearinghouse. Clearing is a process by which a third party, the clearinghouse, steps in between the original counterparties and guarantees the performance of both, by requiring that each post liquid collateral on an initial (initial margin) and mark-to-market (variation margin) basis to cover the clearinghouse’s potential future exposure in the event of default.
The CME legally characterizes variation margin payments for over-the-counter derivatives they clear as settlements of the derivatives’ exposure rather than collateral against the exposure. For accounting and presentation purposes, the Company considers variation margin and the corresponding derivative instrument as a single unit of account. As such, variation margin payments are considered in determining the fair value of the centrally cleared derivative portfolio (“settled-to-market”). The Company records settled-to-market derivative contracts on its balance sheet with a fair value of zero due to the payment or receipt of variation margin between the Company and the CME settling the outstanding mark-to-market exposure on such derivatives to a balance of zero on a daily basis, and records the underlying daily changes in the market value of such derivative contracts that result in such receipts or payments on its income statement as realized derivative market value adjustments in “derivative market value adjustments and derivative settlements, net” on the consolidated statements of income.
The Company records derivative instruments that are not required to be cleared at a clearinghouse (non-centrally cleared derivatives) in the consolidated balance sheets on a gross basis as either an asset or liability measured at its fair value. Certain non-centrally cleared derivatives are subject to right of offset provisions with counterparties. For these derivatives, the Company does not offset fair value amounts executed with the same counterparty under a master netting arrangement. In addition, the Company does not offset fair value amounts recognized for derivative instruments with respect to the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable). The Company determines the fair value for its non-centrally cleared derivative instruments using either (i) pricing models that consider current market conditions and the contractual terms of the derivative instrument; or (ii) counterparty valuations. The factors that impact the fair value of the Company’s derivatives include interest rates, time value, forward interest rate curve, and volatility factors.
Management has structured all of the Company's derivative transactions with the intent that each is economically effective; however, the Company's derivative instruments do not qualify for hedge accounting in the consolidated financial statements. As a result, the change in market value of derivative instruments is reported in current period earnings. Changes or shifts in the forward yield curve can significantly impact the valuation of the Company’s derivatives, and therefore impact the results of operations of the Company. The changes in fair value of derivative instruments, as well as the settlement payments made on such derivatives, are included in “derivative market value adjustments and derivative settlements, net” on the consolidated statements of income.
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
The Company also has a directors stock compensation plan pursuant to which directors can elect to receive their annual retainer fees in the form of fully vested shares of Class A common stock, and also elect to defer receipt of such shares until the termination of their service on the board of directors. The fair value of grants under this plan is determined on the grant date based on the Company's stock price, and is expensed over the board member's annual service period.
Translation of Foreign Currencies
The Company’s foreign subsidiaries use the local currency of the countries in which they are located as their functional currency. Accordingly, assets and liabilities are translated into U.S. dollars (the Company’s reporting currency) using the exchange rates in effect on the consolidated balance sheet dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the year, which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted average exchange rate during the period. The cumulative translation adjustments associated with the net assets of foreign subsidiaries are recorded in accumulated other comprehensive earnings in the consolidated statements of shareholders’ equity.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

3. Loans and Accrued Interest Receivable and Allowance for Loan Losses
Loans and accrued interest receivable consisted of the following:

	As of	As of
	December 31, 2023	December 31, 2022
Non-Nelnet Bank:
Federally insured loans:
Stafford and other	$2,936,174	3,389,178
Consolidation	8,750,033	10,177,295
Total	11,686,207	13,566,473
Private education loans	277,320	252,383
Consumer and other loans	85,935	350,915
Non-Nelnet Bank loans	12,049,462	14,169,771
Nelnet Bank:
Federally insured loans (a)	—	65,913
Private education loans	360,520	353,882
Consumer and other loans	72,352	—
Nelnet Bank loans	432,872	419,795

Accrued interest receivable	764,385	816,864
Loan discount, net of unamortized loan premiums and deferred origination costs	(33,872)	(30,714)
Allowance for loan losses:
Non-Nelnet Bank:
Federally insured loans	(68,453)	(83,593)
Private education loans	(15,750)	(15,411)
Consumer and other loans	(11,742)	(30,263)
Non-Nelnet Bank allowance for loan losses	(95,945)	(129,267)
Nelnet Bank:
Federally insured loans (a)	—	(170)
Private education loans	(3,347)	(2,390)
Consumer and other loans	(5,351)	—
Nelnet Bank allowance for loan losses	(8,698)	(2,560)
	$13,108,204	15,243,889
(a) During 2023, Nelnet Bank sold its federally insured loan portfolio to the Company’s AGM (non-Nelnet Bank) operating segment.
The following table summarizes the allowance for loan losses as a percentage of the ending loan balance for each of the Company's loan portfolios.

	As of	As of
	December 31, 2023	December 31, 2022
Non-Nelnet Bank:
Federally insured loans (a)	0.59%	0.62%
Private education loans	5.68%	6.11%
Consumer and other loans	13.66%	8.62%
Nelnet Bank:
Federally insured loans (a)	—	0.26%
Private education loans	0.93%	0.68%
Consumer and other loans	7.40%	—
(a)    As of December 31, 2023 and 2022, the allowance for loan losses as a percent of the risk sharing component of federally insured loans not covered by the federal guaranty for non-Nelnet Bank was 21.8% and 22.4%, respectively, and for Nelnet Bank was 10.3% as of December 31, 2022.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Loan Sales
During 2023, 2022, and 2021, the Company sold $728.1 million, $167.0 million, and $101.1 million of consumer and other loans, respectively, and recognized net gains of $39.7 million, $2.9 million, and $18.7 million, respectively. Consumer loans sold by the Company were to non-affiliated third parties who securitized such loans. As partial consideration received for the majority of such loan portfolio sales, the Company received residual interest in the third parties’ loan securitizations that are included in "investments and notes receivable" on the Company's consolidated balance sheets.
Activity in the Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio segment.

	Balance at beginning of period	Provision (negative provision) for loan losses	Charge-offs	Recoveries	Initial allowance on loans purchased with credit deterioration (a)	Loan sales	Balance at end of period
	Year ended December 31, 2023
Non-Nelnet Bank:
Federally insured loans	$83,593	4,303	(19,593)	—	6	144	68,453
Private education loans	15,411	2,865	(3,306)	780	—	—	15,750
Consumer and other loans	30,263	49,807	(12,467)	1,474	—	(57,335)	11,742
Nelnet Bank:
Federally insured loans	170	(14)	(12)	—	—	(144)	—
Private education loans	2,390	2,171	(1,214)	—	—	—	3,347
Consumer and other loans	—	6,245	(1,775)	881	—	—	5,351
	$131,827	65,377	(38,367)	3,135	6	(57,335)	104,643
	Year ended December 31, 2022
Non-Nelnet Bank:
Federally insured loans	$103,381	3,731	(24,181)	—	662	—	83,593
Private education loans	16,143	2,487	(3,879)	656	—	4	15,411
Consumer and other loans	6,481	38,383	(3,725)	592	—	(11,468)	30,263
Nelnet Bank:
Federally insured loans	268	(93)	(5)	—	—	—	170
Private education loans	840	1,860	(306)	—	—	(4)	2,390
	$127,113	46,368	(32,096)	1,248	662	(11,468)	131,827

	Year ended December 31, 2021
Non-Nelnet Bank:
Federally insured loans	$128,590	(7,343)	(21,139)	—	3,273	—	103,381
Private education loans	19,529	(1,333)	(2,476)	721	—	(298)	16,143
Consumer and other loans	27,256	(4,544)	(5,123)	824	—	(11,932)	6,481
Nelnet Bank:
Federally insured loans	—	268	—	—	—	—	268
Private education loans	323	526	(4)	—	—	(5)	840
	$175,698	(12,426)	(28,742)	1,545	3,273	(12,235)	127,113
(a)    During the years ended December 31, 2023, 2022, and 2021 the Company acquired $3.3 million (par value), $12.0 million (par value), and $224.1 million (par value), respectively, of federally insured rehabilitation loans that met the definition of PCD loans when they were purchased by the Company.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes net charge-offs as a percentage of average loans for each of the Company's loan portfolios.

	Year ended December 31,
	2023	2022	2021
Non-Nelnet Bank:
Federally insured loans	0.15%	0.15%	0.11%
Private education loans	0.99%	1.18%	0.55%
Consumer and other loans	5.67%	2.05%	6.21%
Nelnet Bank:
Federally insured loans	0.02%	0.01%	0.00%
Private education loans	0.34%	0.10%	0.00%
Consumer and other loans	2.64%	—	—
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
During the year ended December 31, 2023, the Company recorded a provision for loan losses primarily due to the establishment of an initial allowance for loans originated and acquired during the period.
During both 2022 and 2023, provision for loan losses were partially offset by the amortization of the federally insured loan portfolio and an increase in expected prepayments as a result of continued initiatives offered and proposed by the Department for FFELP borrowers to consolidate their loans into Federal Direct Loan Program loans with the Department.
Unfunded Loan Commitments
As of December 31, 2023, Nelnet Bank has a liability of approximately $158,000 related to $12.3 million of unfunded private education and consumer loan commitments. The liability for unfunded loan commitments is included in "other liabilities" on the consolidated balance sheets. During both years ended December 31, 2023 and 2022, Nelnet Bank recognized provision for loan losses of approximately $73,000 related to unfunded loan commitments.

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

	As of December 31,
	2023			2022			2021
Federally insured loans - Non-Nelnet Bank:
Loans in-school/grace/deferment (a)	$522,304	4.5%		$637,919	4.7%		$829,624	4.9%
Loans in forbearance (b)	979,588	8.4		1,103,181	8.1		1,118,667	6.5
Loans in repayment status:
Loans current	8,416,624		82.6%	10,173,859		86.0%	12,847,685		84.9%
Loans delinquent 31-60 days (c)	377,108		3.7	415,305		3.5	895,656		5.9
Loans delinquent 61-90 days (c)	254,553		2.5	253,565		2.2	352,449		2.3
Loans delinquent 91-120 days (c)	187,145		1.9	180,029		1.5	251,075		1.7
Loans delinquent 121-270 days (c)	685,829		6.7	534,410		4.5	592,449		3.9
Loans delinquent 271 days or greater (c)(d)	263,056		2.6	268,205		2.3	203,442		1.3
Total loans in repayment	10,184,315	87.1	100.0%	11,825,373	87.2	100.0%	15,142,756	88.6	100.0%
Total federally insured loans	11,686,207	100.0%		13,566,473	100.0%		17,091,047	100.0%
Accrued interest receivable	757,713			808,150			784,716
Loan discount, net of unamortized premiums and deferred origination costs	(28,963)			(35,468)			(28,309)
Allowance for loan losses	(68,453)			(83,593)			(103,381)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$12,346,504			$14,255,562			$17,744,073
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment (a)	$9,475	3.4%		$12,756	5.1%		$9,661	3.2%
Loans in forbearance (b)	2,529	0.9		2,017	0.8		3,601	1.2
Loans in repayment status:
Loans current	257,639		97.1%	232,539		97.9%	280,457		98.0%
Loans delinquent 31-60 days (c)	3,395		1.3	2,410		1.0	2,403		0.8
Loans delinquent 61-90 days (c)	1,855		0.7	767		0.3	976		0.3
Loans delinquent 91 days or greater (c)	2,427		0.9	1,894		0.8	2,344		0.9
Total loans in repayment	265,316	95.7	100.0%	237,610	94.1	100.0%	286,180	95.6	100.0%
Total private education loans	277,320	100.0%		252,383	100.0%		299,442	100.0%
Accrued interest receivable	2,653			2,146			1,960
Loan discount, net of unamortized premiums	(8,037)			(38)			(1,123)
Allowance for loan losses	(15,750)			(15,411)			(16,143)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$256,186			$239,080			$284,136
Consumer and other loans - Non-Nelnet Bank:
Loans in deferment	$146	0.2%		$109	0.0%		$43	0.1%
Loans in repayment status:
Loans current	81,195		94.6%	346,812		98.9%	49,697		97.0%
Loans delinquent 31-60 days (c)	2,035		2.4	1,906		0.5	414		0.8
Loans delinquent 61-90 days (c)	1,189		1.4	764		0.2	322		0.6
Loans delinquent 91 days or greater (c)	1,370		1.6	1,324		0.4	825		1.6
Total loans in repayment	85,789	99.8	100.0%	350,806	100.0	100.0%	51,258	99.9	100.0%
Total consumer and other loans	85,935	100.0%		350,915	100.0%		51,301	100.0%
Accrued interest receivable	861			3,658			396
Loan discount, net of unamortized premiums	(2,474)			(588)			913
Allowance for loan losses	(11,742)			(30,263)			(6,481)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses	$72,580			$323,722			$46,129

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	As of December 31,
	2023			2022			2021
Federally insured loans - Nelnet Bank (e):
Loans in-school/grace/deferment (a)				$241	0.4%		$330	0.4%
Loans in forbearance (b)				981	1.5		1,057	1.2
Loans in repayment status:
Loans current				63,225		97.8%	85,599		98.8%
Loans delinquent 30-59 days (c)				436		0.7	816		1.0
Loans delinquent 60-89 days (c)				466		0.7	—		—
Loans delinquent 90-119 days (c)				222		0.3	—		—
Loans delinquent 120-270 days (c)				183		0.3	209		0.2
Loans delinquent 271 days or greater (c)(d)				159		0.2	—		—
Total loans in repayment				64,691	98.1	100.0%	86,624	98.4	100.0%
Total federally insured loans				65,913	100.0%		88,011	100.0%
Accrued interest receivable				1,758			1,216
Loan premium				20			26
Allowance for loan losses				(170)			(268)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses				$67,521			$88,985
Private education loans - Nelnet Bank (e):
Loans in-school/grace/deferment (a)	$25,957	7.2%		$11,580	3.3%		$150	0.1%
Loans in forbearance (b)	1,285	0.4		864	0.2		460	0.3
Loans in repayment status:
Loans current	331,580		99.4%	340,830		99.8%	169,157		99.9%
Loans delinquent 30-59 days (c)	839		0.3	167		0.1	51		0.0
Loans delinquent 60-89 days (c)	253		0.1	32		0.0	—		—
Loans delinquent 90 days or greater (c)	606		0.2	409		0.1	72		0.1
Total loans in repayment	333,278	92.4	100.0%	341,438	96.5	100.0%	169,280	99.6	100.0%
Total private education loans	360,520	100.0%		353,882	100.0%		169,890	100.0%
Accrued interest receivable	2,023			1,152			264
Deferred origination costs, net of unaccreted discount	5,608			5,360			2,560
Allowance for loan losses	(3,347)			(2,390)			(840)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$364,804			$358,004			$171,874
Consumer and other loans - Nelnet Bank (e):
Loans in deferment	$103	0.1%
Loans in repayment status:
Loans current	69,584		96.3%
Loans delinquent 30-59 days (c)	1,075		1.5
Loans delinquent 60-89 days (c)	941		1.3
Loans delinquent 90 days or greater (c)	649		0.9
Total loans in repayment	72,249	99.9	100.0%
Total consumer and other loans	72,352	100.0%
Accrued interest receivable	575
Loan discount	(6)
Allowance for loan losses	(5,351)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses	$67,570

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
(d)    A portion of loans included in loans delinquent 271 days or greater includes loans in claim status, which are loans that have gone into default and have been submitted to the guaranty agency for reinsurance.
(e)    For the periods presented for Nelnet Bank, the delinquency bucket periods conform with the delinquency bucket periods reflected in Nelnet Bank's Call Reports filed with the Federal Deposit Insurance Corporation.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

FICO Scores
An additional key credit quality indicator for Nelnet Bank private education and consumer loans is FICO scores at the time of origination. The following tables highlight the gross principal balance of Nelnet Bank's portfolios, by year of origination, stratified by FICO score at the time of origination.
Nelnet Bank Private Education Loans

	Loan balance as of December 31, 2023
	2023	2022	2021	2020	Total
FICO at origination:
Less than 705	$3,840	5,495	4,647	386	14,368
705 - 734	9,534	21,961	8,805	525	40,825
735 - 764	8,648	32,969	14,910	1,358	57,885
765 - 794	5,776	52,045	27,221	1,374	86,416
Greater than 794	15,057	77,996	58,695	5,226	156,974
No FICO score available or required (a)	4,052	—	—	—	4,052
	$46,907	190,466	114,278	8,869	360,520

	Loan balance as of December 31, 2022
	2022	2021	2020	Total
FICO at origination:
Less than 705	$5,898	5,389	348	11,635
705 - 734	23,392	10,543	542	34,477
735 - 764	35,456	16,686	1,473	53,615
765 - 794	57,141	31,035	1,622	89,798
Greater than 794	87,959	70,135	6,263	164,357
	$209,846	133,788	10,248	353,882
Nelnet Bank Consumer and Other Loans

	Loan balance as of December 31, 2023
	2023	2022	2021	Total
FICO at origination:
Less than 720	$21,412	—	—	21,412
720 - 769	33,571	51	—	33,622
Greater than 769	16,484	109	—	16,593
No FICO score available or required (a)	386	284	55	725
	$71,853	444	55	72,352
(a)    Loans with no FICO score available or required refers to loans issued to borrowers for which the Company cannot obtain a FICO score or are not required to under a special purpose credit program. Management proactively assesses the risk and size of this loan category and, when necessary, takes actions to mitigate the credit risk.
Nonaccrual Status
The Company does not place federally insured loans on nonaccrual status due to the government guaranty. The amortized cost of private education, consumer, and other loans on nonaccrual status, as well as the allowance for loan losses related to such loans, as of December 31, 2023, 2022, and 2021 was not material.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Amortized Cost Basis by Origination Year
The following table presents the amortized cost of the Company's private education, consumer, and other loans by loan status and delinquency amount as of December 31, 2023 based on year of origination. Effective July 1, 2010, no new loan originations can be made under the FFEL Program and all new federal loan originations must be made under the Federal Direct Loan Program. As such, all the Company’s federally insured loans were originated prior to July 1, 2010.

	2023	2022	2021	2020	2019	Prior years	Total
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$—	832	4,029	779	1,279	2,556	9,475
Loans in forbearance	—	83	26	603	324	1,493	2,529
Loans in repayment status:
Loans current	211	4,450	4,928	45,341	38,213	164,496	257,639
Loans delinquent 31-60 days	—	6	102	424	232	2,631	3,395
Loans delinquent 61-90 days	—	7	57	218	113	1,460	1,855
Loans delinquent 91 days or greater	—	—	23	70	—	2,334	2,427
Total loans in repayment	211	4,463	5,110	46,053	38,558	170,921	265,316
Total private education loans	$211	5,378	9,165	47,435	40,161	174,970	277,320
Accrued interest receivable							2,653
Loan discount, net of unamortized premiums							(8,037)
Allowance for loan losses							(15,750)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$256,186
Gross charge-offs - year ended December 31, 2023	$—	39	10	297	615	2,345	3,306

Consumer and other loans - Non-Nelnet Bank:
Loans in deferment	$146	—	—	—	—	—	146
Loans in repayment status:
Loans current	74,677	5,170	590	330	386	42	81,195
Loans delinquent 31-60 days	764	973	291	—	5	2	2,035
Loans delinquent 61-90 days	329	759	73	25	3	—	1,189
Loans delinquent 91 days or greater	424	841	79	6	18	2	1,370
Total loans in repayment	76,194	7,743	1,033	361	412	46	85,789
Total consumer and other loans	$76,340	7,743	1,033	361	412	46	85,935
Accrued interest receivable							861
Loan discount, net of unamortized premiums							(2,474)
Allowance for loan losses							(11,742)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses							$72,580
Gross charge-offs - year ended December 31, 2023	$3,995	6,850	830	36	292	464	12,467
Private education loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$14,410	10,315	708	524	—	—	25,957
Loans in forbearance	230	786	269	—	—	—	1,285
Loans in repayment status:
Loans current	31,940	178,700	112,619	8,321	—	—	331,580
Loans delinquent 30-59 days	147	248	420	24	—	—	839
Loans delinquent 60-89 days	49	131	73	—	—	—	253
Loans delinquent 90 days or greater	131	286	189	—	—	—	606
Total loans in repayment	32,267	179,365	113,301	8,345	—	—	333,278
Total private education loans	$46,907	190,466	114,278	8,869	—	—	360,520
Accrued interest receivable							2,023
Deferred origination costs, net of unaccreted discount							5,608
Allowance for loan losses							(3,347)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$364,804
Gross charge-offs - year ended December 31, 2023	$23	869	285	37	—	—	1,214

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	2023	2022	2021	2020	2019	Prior years	Total
Consumer and other loans - Nelnet Bank (a):
Loans in deferment	$103	—	—	—	—	—	103
Loans in repayment status:
Loans current	69,085	444	55	—	—	—	69,584
Loans delinquent 30-59 days	1,075	—	—	—	—	—	1,075
Loans delinquent 60-89 days	941	—	—	—	—	—	941
Loans delinquent 90 days or greater	649	—	—	—	—	—	649
Total loans in repayment	71,750	444	55	—	—	—	72,249
Total consumer and other loans	$71,853	444	55	—	—	—	72,352
Accrued interest receivable							575
Loan discount							(6)
Allowance for loan losses							(5,351)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses							$67,570
Gross charge-offs - year ended December 31, 2023	$1,775	—	—	—	—	—	1,775
(a) For the periods presented for Nelnet Bank, the delinquency bucket periods conform with the delinquency bucket periods reflected in Nelnet Bank's Call Reports filed with the Federal Deposit Insurance Corporation.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

4. Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of December 31, 2023
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$9,552,667	5.45% - 7.47%	8/26/30 - 9/25/69
Bonds and notes based on auction	87,360	0.00% - 6.45%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	9,640,027
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	471,427	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facilities	1,398,485	5.41% - 5.70%	4/2/25 / 5/22/25
Consumer loan warehouse facility	23,691	5.70%	11/14/25
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	80,393	6.90% / 7.57%	6/25/49 / 11/25/53
Fixed-rate bonds and notes issued in private education loan asset-backed securitizations	80,130	5.35% / 7.15%	12/28/43 / 11/25/53
Unsecured line of credit	—	—	9/22/26
Participation agreements	10,063	5.58% - 6.08%	3/12/24 / 5/4/24
Repurchase agreement	208,164	6.35% - 6.81%	1/22/24 - 12/20/24
Other - due to related party	5,778	5.00% - 6.05%	3/1/24 - 11/15/30
	11,918,158
Discount on bonds and notes payable and debt issuance costs	(89,765)
Total	$11,828,393

	As of December 31, 2022
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$11,868,190	4.47% - 6.39%	8/26/30 - 9/25/69
Bonds and notes based on auction	178,960	0.00% - 4.02%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	12,047,150
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	594,051	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facility	978,956	4.69% / 4.71%	5/22/24
Private education loan warehouse facility	64,356	4.72%	12/31/23
Consumer loan warehouse facility	89,000	4.73%	11/14/25
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	19,865	5.90% / 6.14%	12/26/40 / 6/25/49
Fixed-rate bonds and notes issued in private education loan asset-backed securitizations	23,032	3.60% / 5.35%	12/26/40 / 12/28/43
Unsecured line of credit	—	—	9/22/26
Participation agreement	395,432	5.02%	5/4/23
Repurchase agreements	567,254	0.97% - 5.60%	1/4/23 - 11/27/24
Other - due to related party	6,187	3.55% / 6.05%	3/1/24 - 11/15/30
	14,785,283
Discount on bonds and notes payable and debt issuance costs	(148,088)
Total	$14,637,195

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Warehouse Facilities
The Company funds a portion of its loan acquisitions using warehouse facilities. Loan warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements. The following table summarizes the Company's warehouse facilities as of December 31, 2023.

Type of loans	Maximum financing amount	Amount outstanding	Amount available	Expiration of liquidity provisions	Final maturity date	Advance rate	Advanced as equity support
FFELP	$1,250,000	1,016,023	233,977	5/22/2024	5/22/2025	note (a)	$70,739
FFELP	432,000	382,462	49,538	4/2/2024	4/2/2025	92%	31,955
	$1,682,000	1,398,485	283,515				$102,694
Consumer	200,000	23,691	176,309	11/14/2024	11/14/2025	70%	10,352
(a)    This facility has a static advance rate until the expiration date of the liquidity provisions. The maximum advance rates for this facility are 90% to 96%, and the minimum advance rates are 84% to 90%. In the event the liquidity provisions are not extended, the valuation agent has the right to perform a one-time mark to market on the underlying loans funded in this facility, subject to a floor. The loans would then be funded at this new advance rate until the final maturity date of the facility.
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
On November 16, 2023, the Company completed a $189.6 million (par value) private education loan asset-backed securitization. The notes issued have a final maturity date of November 25, 2053. Upon completion of this securitization, the Company terminated its private education loan warehouse facility.
Unsecured Line of Credit
The Company has a $495.0 million unsecured line of credit that has a maturity date of September 22, 2026. As of December 31, 2023, no amount was outstanding on the line of credit and $495.0 million was available for future use. .
The line of credit agreement contains certain financial covenants that, if not met, lead to an event of default under the agreement. The covenants, which exclude Nelnet Bank, include, among others, maintaining:
•A minimum consolidated net worth
•A limitation on recourse indebtedness to adjusted EBITDA (over the last four rolling quarters)
•A limitation on recourse and non-recourse indebtedness
•A limitation on the amount of private education, consumer, and other (non-FFELP) loans in the Company’s portfolio
•A limitation on permitted investments, including business acquisitions that are not in one of the Company's existing lines of business
As of December 31, 2023, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company's other lending facilities, including its warehouse facilities. The Company's operating line of credit does not have any covenants related to unsecured debt ratings. However, changes in the Company's ratings have modest implications on the pricing level at which the Company obtains funds. A default on the Company's other debt facilities would result in an event of default on the Company's unsecured line of credit that would result in the outstanding balance on the line of credit, if any, becoming immediately due and payable.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Participation Agreements
The Company has an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in FFELP loan asset-backed securities (bond investments). As of December 31, 2023 and 2022, $63,000 (par value) and $395.4 million (par value), respectively, of FFELP loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. The Company can participate FFELP loan asset-backed securities to Union Bank to the extent of availability under the grantor trusts, up to $400.0 million or an amount in excess of $400.0 million if mutually agreed to by both parties. The Company maintains legal ownership of the FFELP loan asset-backed securities and, in its discretion, approves and accomplishes any sale, assignment, transfer, encumbrance, or other disposition of the securities. As such, the FFELP loan asset-backed securities subject to this agreement are included on the Company's consolidated balance sheets as "investments and notes receivable" and the participation interests outstanding have been accounted for by the Company as a secured borrowing.
On December 21, 2023, the Company entered into a $10.0 million participation agreement with a non-affiliated third-party, the proceeds of which are collateralized by consumer loans. The third-party participant does not have the right to pledge, transfer, or otherwise dispose of their participation interest in all or any portion of the loans subject to this agreement. As such, the consumer loans subject to this agreement are included on the Company's consolidated balance sheet and the participation interests outstanding have been accounted for by the Company as a secured borrowing. This participation agreement will amortize as the consumer loans subject to the participation pay down.
Repurchase Agreements
On May 3, 2021, the Company entered into a repurchase agreement with a non-affiliated third party, the proceeds of which are collateralized by certain private education and FFELP loan asset-backed securities (bond investments). The agreement has various maturity dates through December 20, 2024 or earlier if either party provides 180 days’ prior written notice, and the Company is subject to margin deficit payment requirements if the fair value of the securities subject to the agreement is less than the original purchase price of such securities on any scheduled reset date. Included in “bonds and notes payable” in the consolidated balance sheets as of December 31, 2023 and 2022 was $208.2 million and $299.8 million, respectively, subject to this agreement. See note 6 and below under “Debt Repurchases” for additional information about the private education and FFELP loan asset-backed securities investments, respectively, serving as collateral for this repurchase agreement.
On June 23, 2021, the Company entered into a separate repurchase agreement with a non-affiliated third party, which was collateralized by certain private education and FFELP loan asset-backed securities (bond investments). The outstanding balance of this facility as of December 31, 2022 was $267.5 million. The outstanding balance of this facility was paid in full during the third quarter of 2023.
Nelnet Bank
Nelnet Bank has unsecured Federal Funds lines of credit with correspondent banks totaling $40.0 million at a stated interest rate at the time of borrowing. Nelnet Bank has also established accounts at the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB), which are secured and accept pledges of eligible securities. In addition, FFELP and private education loans are accepted as collateral for FRB borrowings. As of December 31, 2023 and 2022, Nelnet Bank had no amounts drawn on their Federal Funds, FRB, or FHLB lines of credit. As of December 31, 2023, the Bank has $145.0 million of collateral pledged with the FRB that it may borrow against.
Debt Covenants
Certain bond resolutions and related credit agreements contain, among other requirements, covenants relating to restrictions on additional indebtedness, limits as to direct and indirect administrative expenses, and maintaining certain financial ratios. The Company is in compliance with all covenants of the bond indentures and related credit agreements as of December 31, 2023.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Maturity Schedule
Bonds and notes outstanding as of December 31, 2023 are due in varying amounts as shown below.

2024	$218,505
2025	1,422,176
2026	—
2027	275
2028	3,754
2029 and thereafter	10,273,448
$11,918,158
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

	Year ended December 31,
	2023	2022	2021
Purchase price	$(5,112)	(67,081)	(407,487)
Par value	5,941	69,133	406,875
Remaining unamortized cost of issuance	(14)	(821)	(6,163)
Gain (loss), net	$815	1,231	(6,775)
The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of December 31, 2023, the Company holds $312.0 million (par value) of its own FFELP asset-backed securities. As of December 31, 2023, $118.9 million (par value) of the Company's repurchased FFELP loan asset-backed securities were serving as collateral on amounts outstanding under the Company's repurchase agreement.
In the second quarter of 2023, the Company redeemed $188.6 million of FFELP loan asset-backed debt securities (bonds and notes payable) prior to their maturity, of which the Company owned $140.5 million of the bonds that were redeemed. The remaining unamortized debt discount associated with these bonds at the time of redemption was written-off, resulting in a $25.9 million non-cash expense recognized in the second quarter of 2023. This expense is included in "interest expense on bonds and notes payable and bank deposits" on the consolidated statements of income.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

5. Derivative Financial Instruments
Non-Nelnet Bank Derivatives
The Company uses settled-to-market derivative financial instruments to manage interest rate risk. The Company is exposed to interest rate risk in the form of basis risk and repricing risk because the interest rate characteristics of the Company's assets do not match the interest rate characteristics of the funding for those assets. The Company periodically reviews the mismatch related to the interest rate characteristics of its assets and liabilities together with the Company's outlook as to current and future market conditions. Based on those factors, the Company uses settled-to-market derivative instruments as part of its overall risk management strategy. Settled-to-market derivative instruments used as part of the Company's interest rate risk management strategy are discussed below.
Basis Swaps
Interest earned on the majority of the Company's FFELP student loan assets was indexed to the one-month LIBOR rate. Meanwhile, the Company funded a portion of its FFELP loan assets with three-month LIBOR indexed floating rate securities. Subsequent to the discontinuation of LIBOR on June 30, 2023, the Company now earns interest on the majority of the Company’s FFELP student loan assets based on 30-day average SOFR while a portion of its FFELP loan assets are funded with 90-day average SOFR and 3-month CME term SOFR. The differing interest rate characteristics of the Company's loan assets versus the liabilities funding these assets results in basis risk, which impacts the Company's excess spread earned on its loans.
The Company also faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on its assets, which generally occur daily.
As of December 31, 2023, the Company’s AGM operating segment had $10.9 billion, $0.4 billion, and $0.4 billion of FFELP loans indexed to the 30-day average SOFR rate, three-month commercial paper rate, and the three-month treasury bill rate, respectively, the indices for which reset daily, and $2.8 billion of debt indexed to 90-day average SOFR and 3-month CME term SOFR, the indices for which reset quarterly, and $6.8 billion of debt indexed to 30-day average SOFR and 1-month CME term SOFR, the indices for which reset monthly.
The Company has used derivative instruments to hedge its basis risk and repricing risk. The Company has entered into basis swaps in which the Company received three-month LIBOR set discretely in advance and paid one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). Subsequent to the discontinuation of LIBOR on June 30, 2023, the Company now receives and pays the term adjusted SOFR rate on these derivatives (plus the tenor spread adjustment to LIBOR).
The following table summarizes the Company’s 1:3 Basis Swaps outstanding:

	As of December 31,
	2023	2022
Maturity	Notional amount	Notional amount
2023	$—	750,000
2024	1,750,000	1,750,000
2026	1,150,000	1,150,000
2027	250,000	250,000
	$3,150,000	3,900,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of December 31, 2023 was the term adjusted SOFR (plus the tenor spread adjustment relating to LIBOR) plus 10.1 basis points and as of December 31, 2022 was one-month LIBOR plus 9.7 basis points, respectively.
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
As of December 31, 2023, 2022, and 2021, the Company had $0.3 billion, $0.9 billion, and $7.2 billion, respectively, of FFELP student loan assets that were earning fixed rate floor income. The decrease in loans earning fixed rate floor income was due to an increase in interest rates.
The following table summarizes the outstanding derivative instruments used by the Company to economically hedge loans earning fixed rate floor income.

	As of December 31, 2023		As of December 31, 2022 (a)
Maturity	Notional amount	Weighted average fixed rate paid by the Company (b)	Notional amount	Weighted average fixed rate paid by the Company (b)

2024	$—	—%	$2,000,000	0.35%
2026	200,000	3.92	500,000	1.02
2028	50,000	3.56	—	—
2029 (c)	50,000	3.17	—	—
2030 (d)	100,000	3.63	—	—
2031	—	—	100,000	1.53
2032	—	—	200,000	2.92
	$400,000	3.71%	$2,800,000	0.70%

(a)    On March 15, 2023, to minimize the Company's exposure to market volatility and increase liquidity, the Company terminated its entire derivative portfolio hedging loans earning fixed rate floor income ($2.8 billion in notional amount of derivatives) prior to their maturity. Through March 15, 2023, the Company had received cash or had a receivable from the clearinghouse related to variation margin equal to the fair value of the $2.8 billion notional amount of fixed rate floor derivatives as of March 15, 2023 of $183.2 million, which included $19.1 million related to current period settlements.
In 2022, the Company terminated $2.4 billion in notional amount of derivatives prior to their maturity for net proceeds of $91.8 million.
(b)    For all interest rate derivatives, the Company receives payments based on SOFR, the majority of which reset quarterly.
(c)    This $50 million notional amount derivative has a forward effective start date in January 2026.
(d)    A $50 million notional amount derivative maturing in 2030 has a forward effective start date in November 2025.
Nelnet Bank Derivatives
Interest Rate Swaps
Non-centrally cleared derivative instruments are used by Nelnet Bank to hedge the exposure to variability in cash flows of variable rate intercompany deposits primarily to minimize the exposure to volatility in cash flows from future changes in interest rates. Nelnet Bank has structured these derivatives so that each is economically effective; however, because these derivatives are hedging intercompany deposits, the derivative instruments are not eligible for hedge accounting in the consolidated financial statements. As a result, the change in market value of these derivative instruments is reported in current

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

period earnings and presented in "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income.
The following table summarizes the outstanding derivative instruments used by Nelnet Bank to hedge exposure to variability in cash flows related to variable rate intercompany deposits.

	As of December 31, 2023
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)
2028	$40,000	3.33%
2030 (b)	50,000	3.06
2032 (c)	25,000	4.03
2033 (d)	25,000	3.90
	$140,000	3.46%
(a)    For all interest rate derivatives, the Company receives payments based on SOFR that reset monthly or quarterly.
(b)    These $25 million notional amount derivatives have forward effective start dates in April 2026 and May 2026, respectively.
(c)    This $25 million notional amount derivative has a forward effective start date in February 2027.
(d)    This $25 million notional amount derivative has a forward effective start date in November 2025.
Unlike the Company's Non-Nelnet Bank derivatives, Nelnet Bank's derivatives are not cleared post-execution at a regulated clearinghouse. As such, the Company records these derivative instruments in the consolidated balance sheets on a gross basis as either an asset or liability measured at fair value. As of December 31, 2023, the gross fair value of Nelnet Bank's interest rate swap derivatives in an asset position was $0.5 million and in a liability position was $2.0 million. These amounts are included in “other assets” and “other liabilities,” respectively, on the consolidated balance sheet.
Consolidated Financial Statement Impact Related to Derivatives - Statements of Income
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income.

	Year ended December 31,
	2023	2022	2021
Settlements:
1:3 basis swaps	$1,544	(206)	(1,638)
Interest rate swaps - floor income hedges	23,044	33,149	(19,729)
Interest rate swaps - Nelnet Bank	484	—	—
Total settlements - income (expense)	25,072	32,943	(21,367)
Change in fair value:
1:3 basis swaps	(567)	2,262	5,027
Interest rate swaps - floor income hedges	(39,683)	229,429	87,786
Interest rate swaps - Nelnet Bank	(1,523)	—	—
Total change in fair value - (expense) income	(41,773)	231,691	92,813
Derivative market value adjustments and derivative settlements, net - (expense) income	$(16,701)	264,634	71,446
Derivative Instruments - Market Risk
Interest rate movements have an impact on the amount of variation margin and collateral the Company may be required to pay to its third-party clearinghouse and counterparties, respectively. The Company attempts to manage market risk associated with interest rates by establishing and monitoring limits as to the types and degree of risk that may be undertaken. The Company's derivative portfolio and hedging strategy is reviewed periodically by its internal risk committee, Board of Directors' Risk and Finance Committee, and Nelnet Bank’s Board of Directors (for Nelnet Bank derivatives). With the Company's current derivative portfolio, the Company does not currently anticipate any movement in interest rates having a material impact on its liquidity or capital resources, nor expects future movements in interest rates to have a material impact on its ability to meet variation margin and collateral payments.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

6. Investments and Notes Receivable
A summary of the Company's “restricted investments” and “investments and notes receivable” follows:

	As of December 31, 2023				As of December 31, 2022
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Restricted investments (at fair value):
FFELP loan asset-backed securities	$16,993	1,069	(93)	17,969	—	—	—	—
Investments (at fair value):
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan	$271,479	4,883	(5,393)	270,969	463,861	3,498	(11,105)	456,254
Private education loan (a)	281,791	—	(28,874)	252,917	335,903	—	(29,438)	306,465
Other debt securities	41,693	2,020	(1,275)	42,438	158,589	151	(3,790)	154,950
Total Non-Nelnet Bank	594,963	6,903	(35,542)	566,324	958,353	3,649	(44,333)	917,669
Nelnet Bank:
FFELP loan (b)	321,638	4,508	(2,296)	323,850	349,855	955	(8,853)	341,957
Other debt securities	49,284	117	(1,641)	47,760	133,422	18	(4,029)	129,411
Total Nelnet Bank	370,922	4,625	(3,937)	371,610	483,277	973	(12,882)	471,368
Total available-for-sale asset-backed securities	$965,885	11,528	(39,479)	937,934	1,441,630	4,622	(57,215)	1,389,037
Equity securities				50,907				39,082
Total investments at fair value				988,841				1,428,119
Other Investments and Notes Receivable (not measured at fair value):
Held to maturity investments
Non-Nelnet Bank:
Debt securities (c)				4,700				18,554
Nelnet Bank:
FFELP loan asset-backed securities (b)				158,038				—
Other debt securities				—				220
Total Nelnet Bank				158,038				220
Total held to maturity investments				162,738				18,774
Venture capital and funds:
Measurement alternative (d)				194,084				160,052
Equity method				91,464				89,332
Total venture capital and funds				285,548				249,384
Real estate:
Equity method				103,811				80,364
Investment in ALLO:
Voting interest/equity method (e)				10,693				67,538
Preferred membership interest (f)				155,047				145,926
Total investment in ALLO				165,740				213,464
Beneficial interest in loan securitizations (g):
Consumer loans				134,113				39,249
Private education loans				68,372				75,261
Federally insured student loans				22,594				24,228
Total beneficial interest in loan securitizations				225,079				138,738
Solar (h)				(121,779)				(55,448)
Notes receivable				53,747				31,106
Tax liens, affordable housing, and other				7,243				7,416
Total investments (not measured at fair value)				882,127				683,798
Total investments and notes receivable				$1,870,968				$2,111,917

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

(a)    In December 2020, Wells Fargo announced the sale of its approximately $10 billion portfolio of private education loans. The Company entered into a joint venture with other investors to acquire the loans. Under the terms of the joint venture agreements, the Company serves as the sponsor and administrator for the loan securitizations completed by the joint venture to permanently finance the loans acquired. As sponsor of the loan securitizations, the Company is required to provide a certain level of risk retention, and has purchased bonds issued in such securitizations to satisfy this requirement.
The bonds purchased to satisfy the risk retention requirement are included in the above table and as of December 31, 2023, the par value and fair value of these securities was $282.2 million and $252.9 million, respectively. The Company must retain these investment securities until the latest of (i) two years from the closing date of the securitization, (ii) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance, and (iii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time the Company can sell its investment securities (bonds) to a third party.
A portion of the private education loan asset-backed securities were subject to a repurchase agreement with third parties, as discussed in note 4 under “Repurchase Agreements.” As of December 31, 2023, the par value and fair value of securities subject to the participation was $155.9 million and $134.1 million, respectively.
(b)    On March 31, 2023, securities at Nelnet Bank with a fair value of $149.2 million were transferred from available-for-sale to held to maturity. The securities were reclassified at fair value at the time of the transfer, and such transfer represented a non-cash transaction. Accumulated other comprehensive income as of March 31, 2023 included pre-tax unrealized losses of $3.7 million related to the transfer. These unrealized losses are being amortized, consistent with the amortization of any discounts on such securities, over the remaining lives of the respective securities as an adjustment of yield.
(c)    On March 31, 2023, certain Non-Nelnet Bank debt securities were transferred from held to maturity to available-for-sale.
(d)    The Company has an investment in Agile Sports Technologies, Inc. (doing business as “Hudl”) that is included in “venture capital and funds” in the above table. During the first quarter of 2023, the Company acquired additional ownership interests in Hudl for $31.5 million from existing Hudl investors. This transaction was not considered an observable market transaction (not orderly) because it was not subject to customary marketing activities. Accordingly, the Company did not adjust its carrying value of its Hudl investment to the transaction value. As of December 31, 2023, the carrying amount of the Company's investment in Hudl is $165.5 million. David S. Graff, who has served on the Company's Board of Directors since May 2014, is CEO, co-founder, and a director of Hudl.
The Company's equity ownership interests in Hudl consist of preferred stock with certain liquidation preferences that are considered substantive. Accordingly, for accounting purposes, the Company's equity ownership interests are not considered in-substance common stock and the Company is accounting for its equity investment in Hudl using the measurement alternative method.
(e)    During the first quarter of 2023, the Company contributed $8.4 million of additional equity in ALLO. As a result of this equity contribution, the Company's voting membership interests percentage in ALLO did not materially change.
The Company recognized losses under the HLBV method of accounting on its ALLO voting membership interests investment of $65.3 million, $68.0 million, and $42.1 million during the years ended December 31, 2023, 2022, and 2021, respectively. Losses from the Company's investment in ALLO are included in "other, net" in "other income (expense)" on the consolidated statements of income.
(f)    As of December 31, 2023, the outstanding preferred membership interests of ALLO held by the Company was $155.0 million. Accrued and unpaid preferred return capitalizes to preferred membership interests annually on each December 31. The preferred membership interests of ALLO held by the Company currently earn a preferred annual return of 6.25% that will increase to 10.00% in April 2024. The Company recognized income on its ALLO preferred membership interests of $9.1 million, $8.6 million, and $8.4 million during the years ended December 31, 2023, 2022, and 2021, respectively. This income is included in "other, net" in "other income (expense)" on the consolidated statements of income.
(g)    The Company has partial ownership in certain consumer, private education, and federally insured student loan securitizations. As of the latest remittance reports filed by the various trusts prior to or as of December 31, 2023, the Company's ownership correlates to approximately $910 million, $515 million, and $335 million of consumer, private education, and federally insured student loans, respectively, included in these securitizations.
(h)    The solar investment balance as of December 31, 2023 represents the sum of total tax credits earned on solar projects placed-in-service through December 31, 2023 and the calculated HLBV net losses being larger than the total investment contributions made by the Company on such projects.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table presents, by remaining contractual maturity, the amortized cost and fair value of debt securities as of December 31, 2023:

	As of December 31, 2023
	1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available-for-sale asset-backed securities
Restricted Investments:
FFELP loan	$—	—	—	16,993	16,993
Fair value	—	—	—	17,969	17,969
Non-Nelnet Bank:
FFELP loan	—	15,025	27,366	229,088	271,479
Private education loan	—	—	—	281,791	281,791
Other debt securities	—	99	—	41,594	41,693
Total Non-Nelnet Bank	—	15,124	27,366	552,473	594,963
Fair value	—	14,821	26,502	525,001	566,324
Nelnet Bank:
FFELP loan	64,623	12,671	58,903	185,441	321,638
Other debt securities	—	20,499	11,862	16,923	49,284
Total Nelnet Bank	64,623	33,170	70,765	202,364	370,922
Fair value	64,596	32,693	70,255	204,066	371,610
Total available-for-sale asset-backed securities at amortized cost	$64,623	48,294	98,131	771,830	982,878
Total available-for-sale asset-backed securities at fair value	$64,596	47,514	96,757	747,036	955,903
Held to maturity investments
Non-Nelnet Bank:
Debt securities	$4,700	—	—	—	4,700
Fair value	4,700	—	—	—	4,700
Nelnet Bank:
FFELP loan asset-backed securities	—	3,452	1,524	153,062	158,038
Other debt securities	—	—	—	—	—
Total Nelnet Bank	—	3,452	1,524	153,062	158,038
Fair value	—	3,506	1,539	153,877	158,922
Total held-to-maturity investments at amortized cost	$4,700	3,452	1,524	153,062	162,738
Total held-to-maturity investments at fair value	$4,700	3,506	1,539	153,877	163,622

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table presents securities classified as available-for-sale that have gross unrealized losses at December 31, 2023 and the fair value of such securities as of December 31, 2023. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities in the table below have been evaluated to determine if a credit loss exists. As part of that assessment, the Company concluded it currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses.

	As of December 31, 2023
	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value
Available-for-sale asset-backed securities
Restricted Investments:
FFELP loan	$(93)	2,392	—	—	(93)	2,392
Non-Nelnet Bank:
FFELP loan	(966)	28,912	(4,427)	146,613	(5,393)	175,525
Private education loan	—	—	(28,874)	252,916	(28,874)	252,916
Other debt securities	—	—	(1,275)	20,144	(1,275)	20,144
Total Non-Nelnet Bank	(966)	28,912	(34,576)	419,673	(35,542)	448,585
Nelnet Bank:
FFELP loan	(1,168)	77,677	(1,128)	53,397	(2,296)	131,074
Other debt securities	(90)	19,821	(1,551)	14,822	(1,641)	34,643
Total Nelnet Bank	(1,258)	97,498	(2,679)	68,219	(3,937)	165,717
Total available-for-sale asset-backed securities	$(2,317)	128,802	(37,255)	487,892	(39,572)	616,694
The following table summarizes the gross proceeds received and gross realized gains and losses related to sales of available-for-sale asset-backed securities.

	Year ended December 31,
	2023	2022	2021
Gross proceeds from sales	$963,117	511,124	160,976

Gross realized gains	$4,517	6,702	3,127
Gross realized losses	(8,021)	(800)	(432)
Net (losses) gains	$(3,504)	5,902	2,695
7. Business Combinations
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
Prior to the acquisition, the Company owned 50% of the ownership interests of NextGen and accounted for this investment under the equity method. As a result of the acquisition, the previously held 50% ownership interests was remeasured to its fair value as of the April 30, 2022 date of acquisition of the additional 30% of the ownership interests, resulting in a $15.2 million revaluation gain, which is included in "other, net" in "other income (expense)" on the consolidated statements of income. For segment reporting, this gain is included in Corporate and Other Activities. Subsequent to the acquisition, the Company has consolidated the operating results of NextGen and such results are included in the Education Technology Services and Payments reportable operating segment.

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
The $15.9 million of goodwill was assigned to the NextGen reporting unit that is included in the Education Technology Services and Payments operating segment and is not expected to be deductible for tax purposes. The amount allocated to goodwill was primarily attributed to the synergies and economies of scale expected from combining the operations of the Company and NextGen.
The pro forma impacts of the NextGen acquisition on the Company's historical results prior to the acquisition were not material.
GRNE Solar
On July 1, 2022, the Company acquired 80% of the ownership interests of two subsidiaries of GRNE Solutions, LLC named GRNE-Nelnet, LLC (GRNE) and ENRG-Nelnet, LLC (ENRG) (collectively referred to as "GRNE Solar") for total cash consideration of $28.9 million. GRNE designs and installs residential and commercial solar systems in the Midwest. ENRG owns certain assets that generate and sell solar energy. The acquisition diversifies the Company's position in the renewable energy space to include solar construction. For segment reporting, the operating results of GRNE Solar are included in Corporate and Other Activities.
As part of the acquisition, the Company agreed to pay $5.0 million in future capital contributions on behalf of the minority interest members. Any amount of the $5.0 million not paid as capital contributions to GRNE Solar by June 30, 2025 was to be paid by the Company directly to the minority interest members. On the acquisition date, the Company recorded a liability and increased goodwill by $5.0 million as a result of the future capital contribution commitment. The future capital contribution commitment had been fully satisfied as of December 31, 2023.

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
The $11.7 million of acquired intangible assets on the date of acquisition had a weighted-average useful life of approximately 8 years. The intangible assets that made up this amount include a trade name of $8.1 million (10-year useful life), customer relationships of $1.1 million (3-year useful life), and other separately identified intangibles of $2.5 million (5-year useful life).
The $18.9 million of goodwill was assigned to the GRNE operating segment that is included in Corporate and Other Activities for segment reporting and is expected to be deductible for tax purposes. The amount allocated to goodwill was attributed to synergies from combining the operations of the Company and GRNE Solar and intangible assets that do not qualify for separate recognition.
The pro forma impacts of the GRNE Solar acquisition on the Company's historical results prior to the acquisition were not material.
8. Intangible Assets
Intangible assets consisted of the following:

	Weighted average remaining useful life as of December 31, 2023 (months)	As of December 31,
		2023	2022
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $46,573 and $55,116, respectively)	104	$43,031	51,738
Trade names (net of accumulated amortization of $8,268 and $617, respectively)	100	642	8,293
Computer software (net of accumulated amortization of $574 and $6,400, respectively)	40	1,146	1,520
Other (net of accumulated amortization of $490)	—	—	1,950
Total - amortizable intangible assets, net	102	$44,819	63,501
The Company recorded amortization expense on its intangible assets of $17.0 million, $15.0 million, and $23.0 million during the years ended December 31, 2023, 2022, and 2021, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of December 31, 2023, the Company estimates it will record amortization expense as follows:

2024	$8,491
2025	6,099
2026	6,012
2027	5,714
2028	5,354
2029 and thereafter	13,149
$44,819

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

9. Goodwill
The change in the carrying amount of goodwill by reportable operating segment was as follows:

			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management (a)	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Total
Balance as of December 31, 2021	$23,639	76,570	41,883	—	—	—	142,092
Goodwill acquired	—	15,937	—	—	—	18,873	34,810
Balance as of December 31, 2022	23,639	92,507	41,883	—	—	18,873	176,902
Impairment (see note 11)	—	—	—	—	—	(18,873)	(18,873)
Balance as of December 31, 2023	$23,639	92,507	41,883	—	—	—	158,029

(a)    As a result of the Reconciliation Act of 2010, the Company no longer originates new FFELP loans, and net interest income from the Company's existing FFELP loan portfolio will decline over time as the Company's portfolio pays down. As a result, as this revenue stream winds down, goodwill impairment will be triggered for the Asset Generation and Management reporting unit due to the passage of time and depletion of projected cash flows stemming from its FFELP student loan portfolio. Management believes the elimination of FFELP loan originations will not have an adverse impact on the fair value of the Company's other reporting units.
10. Property and Equipment
Property and equipment consisted of the following:

		As of December 31,
	Useful life	2023	2022
Computer equipment and software	1-5 years	$260,224	237,487
Building and building improvements	5-48 years	50,747	50,475
Office furniture and equipment	1-10 years	17,197	22,386
Solar facilities	5-35 years	12,850	3,547
Transportation equipment	5-10 years	7,101	6,207
Leasehold improvements	1-15 years	6,149	10,410
Land	—	3,279	3,181
Construction in progress	—	23,245	22,987
		380,792	356,680
Accumulated depreciation		(253,784)	(234,154)
Total property and equipment, net		$127,008	122,526

The Company recorded depreciation expense on its property and equipment of $62.1 million, $59.1 million, and $50.7 million during the years ended December 31, 2023, 2022, and 2021, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

11. Impairment Expense
The following table presents the impairment charges by asset and reportable operating segment recognized by the Company during 2023, 2022, and 2021. The Company’s impairment charges are included in “impairment expense” in the consolidated statements of income.

			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Total
	Year ended December 31, 2023
Goodwill (a)	$—	—	—	—	—	18,873	18,873
Leases, buildings, and associated improvements (b)	296	—	—	—	—	4,678	4,974
Property and equipment - internally developed software	—	4,310	—	—	—	—	4,310
Investments - venture capital and funds (c)	—	—	—	—	—	2,060	2,060
Intangible assets (a)	—	—	—	—	—	1,708	1,708
	$296	4,310	—	—	—	27,319	31,925
	Year ended December 31, 2022
Leases, buildings, and associated improvements (b)	$1,774	—	—	—	—	998	2,772
Property and equipment - internally developed software	3,737	—	—	214	—	—	3,951
Investments - venture capital and funds (c)	—	—	—	—	—	6,561	6,561
Intangible asset	—	2,239	—	—	—	—	2,239
	$5,511	2,239	—	214	—	7,559	15,523
	Year ended December 31, 2021
Leases, buildings, and associated improvements (b)	$13,243	—	—	—	—	916	14,159
Investments - venture capital and funds (c)	—	—	—	—	—	4,637	4,637
Beneficial interest in loan securitizations	—	—	(2,436)	—	—	—	(2,436)
	$13,243	—	(2,436)	—	—	5,553	16,360
(a)    As part of the November 2023 annual goodwill impairment assessment completed in conjunction with the Company’s annual November budget process, the Company determined it was more likely than not that the estimated fair value of the GRNE operating segment was less than its carrying amount. As part of the qualitative assessment, the Company used the discounted cash flow method under the income approach to estimate the fair value of the reporting unit, which concluded that the estimated fair value was less than its carrying amount. As a result, the Company recorded a non-cash impairment charge in the fourth quarter of 2023. No remaining goodwill is attributable to the GRNE operating segment. The Company also recorded a non-cash impairment charge for GRNE operating segment’s remaining intangible assets.
(b)     The Company continues to evaluate the use of office space as a large number of employees continue to work from home. As a result, the Company recorded non-cash impairment charges related to operating lease assets and associated leasehold improvements and to building and building improvements. The Corporate and Other Activities amount for the year ended December 31, 2023 includes a $2.4 million lease termination fee paid to Union Bank, a related party.
(c)    The Company recorded non-cash impairment charges related to several of its venture capital investments accounted for under the measurement alternative method.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

12. Bank Deposits
The following table summarizes Nelnet Bank’s interest-bearing deposits, excluding intercompany deposits. As of December 31, 2023 and December 31, 2022, Nelnet Bank had intercompany deposits from Nelnet, Inc. and its subsidiaries totaling $104.0 million and $98.3 million, respectively, including a $40.0 million pledged deposit from Nelnet, Inc. as required under a Capital and Liquidity Maintenance Agreement with the FDIC. All intercompany deposits held at Nelnet Bank are eliminated for consolidated financial reporting purposes.

	As of December 31,
	2023	2022
Brokered CDs, net of brokered deposit fees	$203,522	254,817
Commercial	2,057	—
Retail and other savings (529, STFIT, and HSA)	517,960	410,556
Retail and other CDs (commercial and institutional)	20,060	25,949
Total interest-bearing deposits	$743,599	691,322
Brokered deposit fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. The Bank recognized brokered deposit fee expense of $0.2 million, $0.3 million, and $0.1 million during the years ended December 31, 2023, 2022, and 2021, respectively. Fees paid to third-party brokers related to these CDs were $0.6 million and $0.4 million during the years ended December 31, 2022 and 2021, respectively. There were no fees paid to third-party brokers for the year ended December 31, 2023.
The following table presents certificates of deposit remaining maturities as of December 31, 2023:

One year or less	$—
After one year to two years	2,740
After two years to three years	146,424
After three years to four years	74,071
After four years to five years	347
After five years	—
Total	$223,582
The Educational 529 College Savings, STFIT, and Health Savings plan deposits are large interest-bearing omnibus accounts structured to allow FDIC insurance to flow through to underlying individual depositors. Except for the commercial deposit, the pledged deposit from Nelnet, Inc., and an earmarked deposit required for intercompany transactions, there were no deposits exceeding the FDIC insurance limits as of December 31, 2023 and 2022. Accrued interest on deposits was $0.7 million as of each December 31, 2023 and 2022, respectively, which is included in “accrued interest payable” on the consolidated balance sheets.
13. Shareholders’ Equity
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
Stock Repurchases
The Company has a stock repurchase program that expires on May 8, 2025 in which it can repurchase up to five million shares of its Class A common stock on the open market, through private transactions, or otherwise. As of December 31, 2023, 4.2 million shares may still be purchased under the Company's stock repurchase program. Shares repurchased by the Company during 2023, 2022, and 2021 are shown in the table below. In accordance with the corporate laws of the state in which the Company is incorporated, all shares repurchased by the Company are legally retired upon acquisition by the Company.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share) (a)
Year ended December 31, 2023	336,943	$28,028	$83.18
Year ended December 31, 2022	1,162,533	97,685	84.03
Year ended December 31, 2021	713,274	58,111	81.47
(a)     The average price of shares repurchased for the year ended December 31, 2023 includes excise taxes.
14. Earnings per Common Share
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

	Year ended December 31,
	2023			2022			2021
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$89,606	1,926	91,532	399,564	7,783	407,347	386,865	6,421	393,286
Denominator:
Weighted-average common shares outstanding - basic and diluted	36,629,437	787,184	37,416,621	36,884,548	718,485	37,603,033	37,943,032	629,769	38,572,801
Earnings per share - basic and diluted	$2.45	2.45	2.45	10.83	10.83	10.83	10.20	10.20	10.20
Unvested restricted stock awards are the Company's only potential common shares and, accordingly, there were no awards that were antidilutive and not included in average shares outstanding for the diluted earnings per share calculation.
As of December 31, 2023, a cumulative amount of 163,136 shares have been deferred by non-employee directors under the Directors Stock Compensation Plan and will become issuable upon the termination of service by the respective non-employee director on the board of directors. These shares are included in the Company's weighted average shares outstanding calculation.
15. Income Taxes
The Company is subject to income taxes in the United States and certain foreign countries. Significant judgment is required in evaluating the Company's tax positions and determining the provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.
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
As of December 31, 2023, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $17.1 million, which is included in “other liabilities” on the consolidated balance sheet. Of this total, $13.5 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Company currently anticipates uncertain tax positions will decrease by $2.7 million prior to December 31, 2024 as a result of a lapse of applicable statutes of limitations, settlements, correspondence with examining authorities, and recognition or measurement considerations with federal and state jurisdictions; however, actual developments in this area could differ from those expected. Of the anticipated $2.7 million decrease, $2.1 million, if recognized, would favorably affect the Company's effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows:

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31,
	2023	2022
Gross balance - beginning of year	$16,835	19,678
Additions based on tax positions of prior years	819	2,269
Additions based on tax positions related to the current year	2,242	2,521
Settlements with taxing authorities	(247)	(2,818)
Reductions for tax positions of prior years	(460)	(2,580)
Reductions due to lapse of applicable statutes of limitations	(2,105)	(2,235)
Gross balance - end of year	$17,084	16,835
All the reductions shown in the table above that are due to prior year tax positions and the lapse of statutes of limitations impacted the effective tax rate.
The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense and other expense, respectively. As of December 31, 2023 and 2022, $4.8 million and $4.0 million in accrued interest and penalties, respectively, were included in “other liabilities” on the consolidated balance sheets. The Company recognized interest expense of $0.8 million, and interest benefits of $1.1 million and $0.3 million related to uncertain tax positions for the years ended December 31, 2023, 2022, and 2021, respectively. The impact to the consolidated statements of income related to penalties for uncertain tax positions was not significant for the years 2023, 2022, and 2021. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the unrecognized tax benefits.
The Company and its subsidiaries file a consolidated federal income tax return in the U.S. and the Company or one of its subsidiaries files income tax returns in various state, local, and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2020. The Company is no longer subject to U.S. state and local income tax examinations by tax authorities prior to 2018.
The provision for income taxes consists of the following components:

	Year ended December 31,
	2023	2022	2021
Current:
Federal	$65,952	67,649	55,239
State	5,732	10,984	4,792
Foreign	32	(49)	169
Total current provision	71,716	78,584	60,200

Deferred:
Federal	(41,705)	32,422	46,145
State	(10,270)	2,198	9,647
Foreign	12	20	(170)
Total deferred provision	(51,963)	34,640	55,622
Provision for income tax expense	$19,753	113,224	115,822
The differences between the income tax provision computed at the statutory federal corporate tax rate and the financial statement provision for income taxes are shown below:

	Year ended December 31,
	2023	2022	2021
Tax expense at federal rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
State tax, net of federal income tax benefit	(0.6)	2.8	3.0
Tax credits	(4.1)	(0.6)	(0.8)
Change in valuation allowance	0.4	(0.5)	—
Other	1.1	(0.9)	(0.4)
Effective tax rate	17.8%	21.8%	22.8%

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	As of December 31,
	2023	2022
Deferred tax assets:
Deferred revenue	$17,399	27,410
Student loans	16,489	20,569
State tax credit carryforwards	12,190	9,431
Accrued expenses	9,623	10,824
Stock compensation	6,584	5,345
Net operating losses	4,563	2,613
Lease liability	2,929	3,432
Intangible assets	987	—
Debt and equity investments	—	1,430
Total gross deferred tax assets	70,764	81,054
Less state tax valuation allowance	(562)	(161)
Net deferred tax assets	70,202	80,893
Deferred tax liabilities:
Partnership basis	73,876	99,184
Basis in certain derivative contracts	26,139	65,224
Depreciation	9,526	11,306
Debt and equity investments	4,711	—
Lease right of use asset	2,770	3,073
Loan origination services	2,635	3,264
Securitization	267	363
Intangible assets	—	1,474
Other	3,784	2,679
Total gross deferred tax liabilities	123,708	186,567
Net deferred tax asset (liability)	$(53,506)	(105,674)
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
As of December 31, 2023 and 2022, net deferred tax liabilities of $75.3 million and $140.1 million, respectively, and net deferred tax assets of $21.8 million and $34.4 million, respectively, were included in “other liabilities” and “other assets,” respectively, on the consolidated balance sheets.
As of December 31, 2023 and 2022, the Company had a current income tax receivable of $67.4 million and payable of $5.2 million, respectively, that is included in “other assets" and “other liabilities,” respectively, on the consolidated balance sheets.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

16. Segment Reporting
The Company's reportable operating segments include:
• Loan Servicing and Systems
• Education Technology Services and Payments
• Asset Generation and Management, part of the NFS division as described below
• Nelnet Bank, part of the NFS division as described below
The Company earns fee-based revenue through its Loan Servicing and Systems and Education Technology Services and Payments operating segments; and earns interest income on its loan portfolio in its Asset Generation and Management and Nelnet Bank operating segments.
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
In 2023, the Company created the Nelnet Financial Services division intended to focus on the Company’s key objective to maximize the amount and timing of cash flows generated from its FFELP portfolio and reposition itself for the post-FFELP environment by expanding its non-FFELP loan portfolios and its other financial product and service offerings. The creation of the Nelnet Financial Services division resulted in financial results grouped and reported differently to the chief operating decision maker. The reporting change did not impact the performance measures or the methodology used by management to evaluate performance and allocate resources. All prior periods have been restated to conform to the current-period presentation. These reclassifications had no effect on the Company’s consolidated financial statements.
The Nelnet Financial Services division includes the reportable segments of AGM and Nelnet Bank and the following other non-reportable operating segments that were previously presented in Corporate and Other Activities.
•The operating results of WRCM, the Company's SEC-registered investment advisor subsidiary
•The operating results of Nelnet Insurance Services, which primarily includes multiple reinsurance treaties on property and causality policies
•The operating results of the Company’s investment activities in real estate
•The operating results of the Company’s investment debt securities (primarily student loan and other asset-backed securities) and interest expense incurred on debt used to finance such investments
The accounting policies of the Company’s operating segments are the same as those described in the summary of significant accounting policies. Intersegment revenues are charged by a segment that provides a product or service to another segment. Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management. Income taxes are allocated based on 24% of income before taxes for each individual operating segment, except for Nelnet Bank, which reflects Nelnet Bank’s actual tax expense/benefit as allocated and reflected in its Call Report filed with the Federal Deposit Insurance Corporation. The difference between the consolidated income tax expense and the sum of taxes calculated for each operating segment is included in income taxes in Corporate and Other Activities.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Corporate and Other Activities
Other business activities and operating segments that are not reportable and not part of the NFS division are combined and included in Corporate and Other Activities. Corporate and Other Activities include the following items:
•Shared service activities related to internal audit, human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services
•Corporate costs and overhead functions not allocated to operating segments, including executive management, investments in innovation, and other holding company organizational costs
•The operating results of Nelnet Renewable Energy, which include solar tax equity investments made by the Company, administrative and management services provided by the Company on tax equity investments made by third parties, and solar construction and development
•The operating results of certain of the Company’s investment activities, including its investment in ALLO and early-stage and emerging growth companies (venture capital investments)
•Interest income earned on cash balances held at the corporate level and interest expense incurred on unsecured corporate related debt transactions
•Other product and service offerings that are not considered reportable operating segments
Segment Results
The following tables present the results of each of the Company's reportable operating segments reconciled to the consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2023
			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Eliminations	Total
Total interest income	$4,845	26,962	977,158	57,859	74,857	12,141	(44,021)	1,109,800
Interest expense	—	—	823,084	34,704	29,747	1,578	(44,021)	845,091
Net interest income	4,845	26,962	154,074	23,155	45,110	10,563	—	264,709
Less provision (negative provision) for loan losses	—	—	56,975	8,475	—	—	—	65,450
Net interest income after provision for loan losses	4,845	26,962	97,099	14,680	45,110	10,563	—	199,259
Other income (expense):
Loan servicing and systems revenue	517,954	—	—	—	—	—	—	517,954
Intersegment revenue	28,911	253	—	—	—	—	(29,164)	—
Education technology services and payments revenue	—	463,311	—	—	—	—	—	463,311
Solar construction revenue	—	—	—	—	—	31,669	—	31,669
Other, net	2,587	—	11,269	1,095	26,648	(90,385)	—	(48,787)
Gain on sale of loans, net	—	—	39,673	—	—	—	—	39,673
Impairment expense	(296)	(4,310)	—	—	—	(27,319)	—	(31,925)
Derivative settlements, net	—	—	24,588	484	—	—	—	25,072
Derivative market value adjustments, net	—	—	(40,250)	(1,523)	—	—	—	(41,773)
Total other income (expense), net	549,156	459,254	35,280	56	26,648	(86,035)	(29,164)	955,194
Cost of services:
Cost to provide education technology services and payments	—	171,183	—	—	—	—	—	171,183
Cost to provide solar construction services	—	—	—	—	—	48,576	—	48,576
Total cost of services	—	171,183	—	—	—	48,576	—	219,759
Operating expenses:
Salaries and benefits	317,885	155,296	4,191	9,074	1,130	105,531	(1,571)	591,537
Depreciation and amortization	19,257	11,319	—	574	—	47,969	—	79,118
Other expenses	60,517	34,133	14,728	4,994	19,172	56,307	—	189,851
Intersegment expenses, net	78,628	23,184	32,824	462	584	(108,089)	(27,593)	—
Total operating expenses	476,287	223,932	51,743	15,104	20,886	101,718	(29,164)	860,506
Income (loss) before income taxes	77,714	91,101	80,636	(368)	50,872	(225,766)	—	74,188
Income tax (expense) benefit	(18,651)	(21,891)	(19,353)	153	(12,073)	52,061	—	(19,753)
Net income (loss)	59,063	69,210	61,283	(215)	38,799	(173,705)	—	54,435
Net loss (income) attributable to noncontrolling interests	—	109	—	—	(568)	37,556	—	37,097
Net income (loss) attributable to Nelnet, Inc.	$59,063	69,319	61,283	(215)	38,231	(136,149)	—	91,532

Total assets as of December 31, 2023	$294,376	490,296	13,488,561	991,252	1,115,292	897,886	(541,018)	16,736,645

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2022
			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Eliminations	Total
Total interest income	$2,722	9,377	676,557	25,973	40,377	2,199	(14,399)	742,806
Interest expense	44	—	411,900	11,055	21,974	(436)	(14,399)	430,137
Net interest income	2,678	9,377	264,657	14,918	18,403	2,635	—	312,669
Less provision (negative provision) for loan losses	—	—	44,601	1,840	—	—	—	46,441
Net interest income after provision for loan losses	2,678	9,377	220,056	13,078	18,403	2,635	—	266,228
Other income (expense):
Loan servicing and systems revenue	535,459	—	—	—	—	—	—	535,459
Intersegment revenue	33,170	81	—	—	—	—	(33,251)	—
Education technology services and payments revenue	—	408,543	—	—	—	—	—	408,543
Solar construction revenue	—	—	—	—	—	24,543	—	24,543
Other, net	2,543	—	21,170	2,625	35,259	(36,112)	—	25,486
Gain on sale of loans, net	—	—	2,903	—	—	—	—	2,903
Impairment expense	(5,511)	(2,239)	—	(214)	—	(7,559)	—	(15,523)
Derivative settlements, net	—	—	32,943	—	—	—	—	32,943
Derivative market value adjustments, net	—	—	231,691	—	—	—	—	231,691
Total other income (expense), net	565,661	406,385	288,707	2,411	35,259	(19,128)	(33,251)	1,246,045
Cost of services:
Cost to provide education technology services and payments	—	148,403	—	—	—	—	—	148,403
Cost to provide solar construction services	—	—	—	—	—	19,971	—	19,971
Total cost of services	—	148,403	—	—	—	19,971	—	168,374
Operating expenses:
Salaries and benefits	344,809	133,428	2,524	6,948	880	100,990	—	589,579
Depreciation and amortization	24,255	10,184	—	15	—	39,623	—	74,077
Other expenses	59,674	30,104	16,835	3,925	2,453	57,788	—	170,778
Intersegment expenses, net	75,145	19,538	34,679	244	(1,173)	(95,182)	(33,251)	—
Total operating expenses	503,883	193,254	54,038	11,132	2,160	103,219	(33,251)	834,434
Income (loss) before income taxes	64,456	74,105	454,725	4,357	51,502	(139,683)	—	509,465
Income tax (expense) benefit	(15,470)	(17,785)	(109,134)	(1,013)	(12,237)	42,415	—	(113,224)
Net income (loss)	48,986	56,320	345,591	3,344	39,265	(97,268)	—	396,241
Net loss (income) attributable to noncontrolling interests	—	(3)	—	—	(516)	11,625	—	11,106
Net income (loss) attributable to Nelnet, Inc.	$48,986	56,317	345,591	3,344	38,749	(85,643)	—	407,347

Total assets as of December 31, 2022	$273,072	484,976	15,945,762	918,716	1,499,785	907,180	(655,447)	19,374,044

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2021
			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Eliminations	Total
Total interest income	$137	1,075	506,901	7,721	9,466	336	(1,800)	523,835
Interest expense	94	—	172,918	1,507	2,756	760	(1,800)	176,233
Net interest income	43	1,075	333,983	6,214	6,710	(424)	—	347,602
Less provision (negative provision) for loan losses	—	—	(13,220)	794	—	—	—	(12,426)
Net interest income after provision for loan losses	43	1,075	347,203	5,420	6,710	(424)	—	360,028
Other income (expense):
Loan servicing and systems revenue	486,363	—	—	—	—	—	—	486,363
Intersegment revenue	33,956	12	—	—	—	—	(33,968)	—
Education technology services and payments revenue	—	338,234	—	—	—	—	—	338,234
Solar construction revenue	—	—	—	—	—	—	—	—
Other, net	3,307	—	34,306	713	38,449	1,907	—	78,681
Gain on sale of loans, net	—	—	18,715	—	—	—	—	18,715
Impairment expense	(13,243)	—	2,436	—	—	(5,553)	—	(16,360)
Derivative settlements, net	—	—	(21,367)	—	—	—	—	(21,367)
Derivative market value adjustments, net	—	—	92,813	—	—	—	—	92,813
Total other income (expense), net	510,383	338,246	126,903	713	38,449	(3,646)	(33,968)	977,079
Cost of services:
Cost to provide education technology services and payments	—	108,660	—	—	—	—	—	108,660
Cost to provide solar construction services	—	—	—	—	—	—	—	—
Total cost of services	—	108,660	—	—	—	—	—	108,660
Operating expenses:
Salaries and benefits	297,406	112,046	2,135	5,042	830	89,673	—	507,132
Depreciation and amortization	25,649	11,404	—	—	—	36,682	—	73,741
Other expenses	52,720	19,318	13,487	1,776	2,585	55,589	—	145,469
Intersegment expenses, net	72,206	15,180	34,868	107	(1,379)	(87,014)	(33,968)	—
Total operating expenses	447,981	157,948	50,490	6,925	2,036	94,930	(33,968)	726,342
Income (loss) before income taxes	62,445	72,713	423,616	(792)	43,123	(99,000)	—	502,105
Income tax (expense) benefit	(14,987)	(17,451)	(101,668)	175	(10,175)	28,284	—	(115,822)
Net income (loss)	47,458	55,262	321,948	(617)	32,948	(70,716)	—	386,283
Net loss (income) attributable to noncontrolling interests	—	—	—	—	(726)	7,729	—	7,003
Net income (loss) attributable to Nelnet, Inc.	$47,458	55,262	321,948	(617)	32,222	(62,987)	—	393,286

Total assets as of December 31, 2021	$296,618	443,788	18,965,371	535,948	1,208,430	754,602	(526,716)	21,678,041

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
The following table presents disaggregated revenue by service offering:

	Year ended December 31,
	2023	2022	2021
Government loan servicing	$412,478	423,066	360,793
Private education and consumer loan servicing	48,984	49,210	47,302
FFELP loan servicing	13,704	16,016	18,281
Software services	29,208	33,409	34,600
Outsourced services	13,580	13,758	25,387
Loan servicing and systems revenue	$517,954	535,459	486,363
Education Technology Services and Payments Revenue
Education technology services and payments revenue consists of the following items:
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
•Payment processing - Payment processing consideration is determined from individual contracts with customers and includes electronic transfer and credit card processing, reporting, virtual terminal solutions, and specialized integrations to business software for education and non-education markets. Volume-based revenue from payment

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

processing is allocated and recognized to the distinct service period, based on when each transaction is completed, and recognized as control transfers as customers simultaneously receive and consume benefits. The electronic transfer and credit card processing consideration is recognized as revenue on a gross basis as the Company is the principal in the delivery of the payment processing. The Company has concluded it is the principal as it controls the services before delivery to the educational institution or business, it is primarily responsible for the delivery of the services, and it has discretion in setting prices charged to its customers. In addition, the Company has the unilateral ability to accept or reject a transaction based on criteria established by the Company. The Company is liable for the costs of processing the transactions and records such costs within "cost to provide education technology services and payments" in the consolidated statements of income.
•Education technology services - Education technology services consideration is determined from individual contracts with customers and is based on the services selected by the customer. Services in K-12 private and faith-based markets primarily includes (i) assistance with financial needs assessment, (ii) school information system software that automates administrative processes such as admissions, enrollment, scheduling, cafeteria management, attendance, and grade book management, and (iii) professional development and educational instruction services. Revenue for these services is recognized for the consideration the Company has a right to invoice, the amount of which corresponds directly with the value provided to the customer based on the performance completed. Services provided to the higher education market include payment technology and processing that allow for electronic billing and payment of campus charges. These services are considered distinct performance obligations. Revenue for each performance obligation is allocated to the distinct service period, typically a month or based on when each transaction is completed, and recognized as control transfers as customers simultaneously receive and consume benefits.
The following table presents disaggregated revenue by service offering:

	Year ended December 31,
	2023	2022	2021
Tuition payment plan services	$125,326	110,802	103,970
Payment processing	163,859	148,212	127,080
Education technology services	170,754	146,679	105,975
Other	3,372	2,850	1,209
Education technology services and payments revenue	$463,311	408,543	338,234
Cost to provide education technology services and payments is primarily associated with providing professional development and educational instruction and payment processing services. Items included in the cost to provide professional development and educational instruction services include salaries and benefits and third-party professional services directly related to providing these services to teachers, school leaders, and students. For payment processing services, interchange and payment network fees are charged by the card associations or payment networks. Depending upon the transaction type, the fees are a percentage of the transaction’s dollar value, a fixed amount, or a combination of the two methods.
Solar Construction Revenue
Solar construction revenue is derived principally from individual contracts with customers for engineering, procurement, and construction (EPC) of solar facilities for both commercial and residential customers. Solar construction is a single performance obligation which requires a significant level of integration. The individual materials and installation (the inputs) are not considered distinct and are integrated into the solar facilities (the combined output). Revenue for this service is recognized based on the project progress to date. Progress towards completion of the contract is measured by the percentage of total costs incurred to date compared with the estimated total costs to complete the contract. The Company recognizes changes in estimated total costs on a cumulative catch-up basis in the period in which the changes are identified. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior periods. Changes in estimates may also result in the reversal of previously recognized revenue if the current estimate adversely differs from the previous estimate. GRNE Solar will recognize a contract asset or liability depending on the progression of the project to date compared with the amount billed to date.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table presents disaggregated revenue by service offering and customer type. The amounts listed for 2022 reflect activity subsequent to GRNE Solar acquisition on July 1, 2022.

	Year ended December 31, 2023	Period from July 1, 2022 - December 31, 2022
Solar construction	$31,474	24,386
Operations and maintenance	195	157
Solar construction revenue	$31,669	24,543

Commercial revenue	$18,541	16,891
Residential revenue	11,830	7,495
Other	1,298	157
Solar construction revenue	$31,669	24,543
Cost to provide solar construction services include direct costs associated with completing a solar facility, including labor, third-party contractor fees, permitting, engineering fees, and construction material. In addition, if the Company estimates that a project will have costs in excess of revenue, the Company will recognize the total loss in the period it is identified.
Other Income/Expense
The following table presents the components of "other, net" in “other income (expense)” on the consolidated statements of income:

	Year ended December 31,
	2023	2022	2021
Reinsurance premiums	$20,067	157	—
ALLO preferred return	9,120	8,584	8,427
Borrower late fee income	8,997	10,809	3,444
Administration/sponsor fee income	6,793	7,898	3,656
Investment advisory services (WRCM)	6,760	6,026	7,773
Management fee revenue	2,587	2,543	3,307
Loss from ALLO voting membership interest investment	(65,277)	(67,966)	(42,148)
Loss from solar investments	(46,702)	(9,479)	(10,132)
Investment activity, net	(8,586)	51,493	91,593
Other	17,454	15,421	12,761
Other, net	$(48,787)	25,486	78,681
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
•Management fee revenue - Management fee revenue is earned by the LSS operating segment for providing administrative support. Revenue is allocated to the distinct service period, based on when each transaction is completed.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Deferred Revenue
Activity in the deferred revenue balance, which is included in "other liabilities" on the consolidated balance sheets, is shown below:

	Loan Servicing and Systems	Education Technology Services and Payments	Corporate and Other Activities	Total
Balance as of December 31, 2020	$1,378	33,267	1,551	36,196
Deferral of revenue	5,882	109,278	5,775	120,935
Recognition of revenue	(4,844)	(105,801)	(5,316)	(115,961)
Balance as of December 31, 2021	2,416	36,744	2,010	41,170
Deferral of revenue	2,607	138,086	13,963	154,656
Recognition of revenue	(2,713)	(129,433)	(12,940)	(145,086)
Business acquisitions	—	3,917	1,997	5,914
Balance as of December 31, 2022	2,310	49,314	5,030	56,654
Deferral of revenue	3,954	149,815	53,019	206,788
Recognition of revenue	(2,808)	(147,405)	(40,676)	(190,889)
Balance as of December 31, 2023	$3,456	51,724	17,373	72,553
18. Major Customer
Government Loan Servicing
The Company earns loan servicing revenue from a servicing contract with the Department. Revenue earned by the Company related to this contract was $412.5 million, $423.1 million, and $360.8 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The Company's current student loan servicing contract with the Department was scheduled to expire on December 14, 2023. In April 2023, Nelnet Servicing, a subsidiary of the Company, received a contract award from the Department, pursuant to which it was selected to provide continuing servicing capabilities for the Department's student aid recipients under a new Unified Servicing and Data Solution (USDS) contract (the "New Government Servicing Contract") which will replace the existing legacy Department student loan servicing contract.
The New Government Servicing Contract became effective April 24, 2023 and has a five year base period, with 2 two-year and 1 one-year possible extensions. The Department's total loan servicing volume of existing borrowers will be allocated by the Department to Nelnet Servicing and four other third-party servicers that were awarded a USDS contract based on service and performance levels. Under the New Government Servicing Contract, Nelnet Servicing immediately began to make required servicing platform enhancements, for which it will be compensated from the Department on certain of these investments. Until servicing under the USDS contracts goes live, which is anticipated to be in April 2024, the Company will continue to earn revenue for servicing borrowers under its current legacy servicing contract with the Department.
The new USDS servicing contract has multiple revenue components with tiered pricing based on borrower volume, while revenue earned under the legacy servicing contract is primarily based on borrower status. Assuming borrower volume remains consistent under the USDS servicing contract, the Company expects revenue earned on a per borrower blended basis will decrease under the USDS contract versus the current legacy contract. However, consistent with the current legacy contract, the Company expects to earn additional revenue from the Department under the USDS servicing contract for change requests and other support services.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

19. Leases
The following table presents supplemental balance sheet information related to leases:

	As of December 31,
	2023	2022
Operating lease ROU assets, which is included in "other assets" on the consolidated balance sheets	$13,565	14,852
Operating lease liabilities, which is included in "other liabilities" on the consolidated balance sheets	$14,291	16,414
The following table presents components of lease expense:

	Year ended December 31,
	2023	2022	2021
Rental expense, which is included in “other expenses” on the consolidated statements of income (a)	$7,495	6,841	9,386
(a) Includes short-term and variable lease costs, which are immaterial.
Weighted average remaining lease term and discount rate are shown below:

	As of December 31,
	2023	2022
Weighted average remaining lease term (years)	5.36	6.01
Weighted average discount rate	4.72%	3.90%
Maturity of lease liabilities are shown below:

2024	$4,503
2025	3,268
2026	2,130
2027	2,040
2028	1,030
2029 and thereafter	3,297
Total lease payments	16,268
Imputed interest	(1,977)
Total	$14,291
20. Defined Contribution Benefit Plan
The Company has a 401(k) savings plan that covers substantially all of its employees. Employees may contribute up to 100% of their pre-tax salary, subject to IRS limitations. The Company matches up to 100% on the first 3% of contributions and 50% on the next 2%. The Company made contributions to the plan of $14.2 million, $12.9 million, and $11.2 million during the years ended December 31, 2023, 2022, and 2021, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

21. Stock Based Compensation Plans
Restricted Stock Plan
The following table summarizes restricted stock activity:

	Year ended December 31,
	2023	2022	2021
Non-vested shares at beginning of year	752,622	660,166	552,456
Granted	239,041	272,212	249,096
Vested	(156,569)	(136,076)	(116,842)
Canceled	(48,332)	(43,680)	(24,544)
Non-vested shares at end of year	786,762	752,622	660,166
As of December 31, 2023, there was $31.5 million of unrecognized compensation cost included in equity on the consolidated balance sheet related to restricted stock, which is expected to be recognized as compensation expense in future periods as shown in the table below.

2024	$12,586
2025	7,485
2026	4,621
2027	2,765
2028	1,642
2029 and thereafter	2,389
$31,488
For the years ended December 31, 2023, 2022, and 2021, the Company recognized compensation expense of $16.2 million, $13.9 million, and $10.4 million, respectively, related to shares issued under the restricted stock plan, which is included in "salaries and benefits" on the consolidated statements of income.
Employee Share Purchase Plan
The Company has an employee share purchase plan pursuant to which employees are entitled to purchase Class A common stock from payroll deductions at a 15% discount from market value. During the years ended December 31, 2023, 2022, and 2021, the Company recognized compensation expense of $0.1 million, $0.1 million, and $0.2 million, respectively, in connection with issuing 26,585 shares, 26,011 shares, and 24,205 shares, respectively, under this plan, which is included in "salaries and benefits" on the consolidated statements of income.

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
For the years ended December 31, 2023, 2022, and 2021, the Company recognized $1.6 million, $1.7 million, and $1.4 million, respectively, of expense related to this plan, which is included in "other expenses" on the consolidated statements of income. The following table presents the number of shares awarded under this plan for the years ended December 31, 2023, 2022, and 2021.

	Shares issued - not deferred	Shares issued- deferred	Total
Year ended December 31, 2023	6,782	10,022	16,804
Year ended December 31, 2022	11,861	12,937	24,798
Year ended December 31, 2021	9,958	12,072	22,030
As of December 31, 2023, a cumulative amount of 163,136 shares have been deferred by directors and will be issued upon the termination of their service on the board of directors. These shares are included in the Company's weighted average shares outstanding calculation.
22. Related Parties (dollar amounts in this note are not in thousands)
Transactions with Union Bank and Trust Company
Union Bank is controlled by Farmers & Merchants Investment Inc. (“F&M”), which owns a majority of Union Bank's common stock and a minority share of Union Bank's non-voting non-convertible preferred stock. Michael S. Dunlap, Executive Chairman and a member of the board of directors and a significant shareholder of the Company, along with his spouse and children, owns or controls a significant portion of the stock of F&M, and Mr. Dunlap's sister, Angela L. Muhleisen, along with her spouse and children, also owns or controls a significant portion of F&M stock. Mr. Dunlap serves as a Director and Co-Chairman of F&M, and as a Director of Union Bank. Ms. Muhleisen serves as a Director, Co-Chairman, and Chief Executive Officer of F&M and as a Director, Chairperson, and member of the executive committee of Union Bank. Union Bank is deemed to have beneficial ownership of a significant number of shares of the Company because it serves in a capacity of trustee or account manager for various trusts and accounts holding shares of the Company, and may share voting and/or investment power with respect to such shares. Mr. Dunlap and Ms. Muhleisen beneficially own a significant percent of the voting rights of the Company's outstanding common stock.
The Company has entered into certain contractual arrangements with Union Bank. These transactions are summarized below.
Loan Purchases
The Company purchased $467.6 million (par value) of federally insured loans in 2023 and $8.1 million (par value) and $22.3 million (par value) of private education loans in 2022, and 2021, respectively, from Union Bank. The net premiums paid by the Company on these loan acquisitions was $0.2 million and $0.4 million in 2022 and 2021, respectively. The premium paid by the Company for loan purchases in 2023 were insignificant.
The Company has an agreement with Union Bank in which the Company provides marketing, origination, and loan servicing services to Union Bank related to private education loans. Union Bank paid $0.1 million in marketing fees to the Company in both 2022 and 2021 under this agreement. The amount paid to Union Bank for these services in 2023 was insignificant.
Loan Servicing
The Company serviced $173.8 million, $203.4 million, and $262.6 million of FFELP and private education loans for Union Bank as of December 31, 2023, 2022, and 2021, respectively. Servicing and origination fee revenue earned by the Company from servicing loans for Union Bank was $0.3 million, $0.4 million, and $0.5 million in 2023, 2022, and 2021, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Funding - Participation Agreements
The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. The Company uses this facility as a source to fund FFELP student loans. As of December 31, 2023 and 2022, $295.1 million and $734.7 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank's grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $900 million or an amount in excess of $900 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company's consolidated balance sheets.
The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in FFELP loan asset-backed securities (and investments). As of December 31, 2023 and 2022, $0.1 million and $395.4 million, respectively, of FFELP loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The FFELP loan asset-backed securities under this agreement have been accounted for by the Company as a secured borrowing.
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
Operating Cash Accounts
The majority of the Company's cash operating accounts are maintained at Union Bank. The Company also invests amounts in the Short term Federal Investment Trust (STFIT) of the Student Loan Trust Division of Union Bank, which are included in “cash and cash equivalents - held at a related party” and “restricted cash - due to customers” on the consolidated balance sheets. As of December 31, 2023 and 2022, the Company had $459.1 million and $362.0 million, respectively, invested in the STFIT or deposited at Union Bank in operating accounts, of which $325.9 million and $268.4 million as of December 31, 2023 and 2022, respectively, represented cash collected for customers. Interest income earned by the Company on the amounts invested in the STFIT and in cash operating accounts in 2023, 2022, and 2021, was $4.7 million, $1.2 million, and $0.2 million, respectively.
Educational 529 College Savings Plan
The Company provides certain Educational 529 College Savings Plan administration services to certain college savings plans (the “College Savings Plans”) through a contract with Union Bank, as the program manager. Union Bank is entitled to a fee as program manager pursuant to its program management agreement with the College Savings Plans. For the years ended December 31, 2023, 2022, and 2021, the Company has received fees of $2.5 million, $2.1 million, and $3.5 million, respectively, from Union Bank related to the administration services provided to the College Savings Plans.
During 2021, certain call center services were provided by the Company to Union Bank for College Savings Plan clients. For services provided in 2021, the Company received $0.4 million from Union Bank. The Company did not provide these services to Union Bank in 2023 and 2022.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Additionally, Union Bank, as the program manager for the College Savings Plans, has agreed to allocate plan bank deposits to Nelnet Bank. As of December 31, 2023 and 2022, Nelnet Bank had $413.2 million and $355.3 million, respectively, in deposits from the funds offered under the College Savings Plans.
Lease Arrangements
Prior to the lease agreement expiration in 2023, Union Bank leased approximately 4,100 square feet in the Company's corporate headquarters building. Union Bank paid the Company approximately $55,000, $82,000, and $81,000 for commercial rent and storage income during 2023, 2022, and 2021, respectively.
During 2023, the Company entered into a lease agreement with Union Bank for office space in Omaha, Nebraska. The Company paid Union Bank $1.1 million in rent pursuant to this agreement prior to terminating the lease, at which time the Company paid a $2.4 million termination fee to Union Bank.
Other Fees Paid to Union Bank
During the years ended December 31, 2023, 2022, and 2021, the Company paid Union Bank approximately $592,000, $177,000, and $280,000, respectively, in cash and flexible spending accounts management, trustee and health savings account maintenance fees, and investment custodial and correspondent services for Nelnet Bank.
Other Fees Received from Union Bank
During the years ended December 31, 2023, 2022, and 2021, Union Bank paid the Company approximately $351,000, $342,000, and $342,000, respectively, under certain employee sharing arrangements.
401(k) Plan Administration
Union Bank administers the Company's 401(k) defined contribution plan. Fees paid to Union Bank to administer the plan are paid by the plan participants and were approximately $852,000, $793,000, and $766,000 during the years ended December 31, 2023, 2022, and 2021, respectively.
Investment Services
Union Bank has established various trusts whereby Union Bank serves as trustee for the purpose of purchasing, holding, managing, and selling investments in student loan asset-backed securities. WRCM, an SEC-registered investment advisor and a non-wholly owned subsidiary of the Company, has a management agreement with Union Bank under which WRCM performs various advisory and management services on behalf of Union Bank with respect to investments in securities by the trusts, including identifying securities for purchase or sale by the trusts. The agreement provides that Union Bank will pay to WRCM annual fees of 10 basis points to 25 basis points on the outstanding balance of the investments in the trusts. As of December 31, 2023, the outstanding balance of investments in the trusts was $2.4 billion. In addition, Union Bank will pay additional fees to WRCM which equal a share of the gains from the sale of securities from the trusts or securities being called prior to the full contractual maturity. For the years ended December 31, 2023, 2022, and 2021, the Company earned $5.5 million, $4.9 million, and $6.3 million, respectively, of fees under this agreement.
WRCM also has management agreements with Union Bank under which it is designated to serve as investment advisor with respect to the assets (principally Nelnet stock) within several trusts established by Mr. Dunlap and his spouse, and Ms. Muhleisen and her spouse. Union Bank serves as trustee for the trusts. Per the terms of the agreements, Union Bank pays WRCM five basis points of the aggregate value of the assets of the trusts as of the last day of each calendar quarter. As of December 31, 2023, WRCM was the investment advisor with respect to a total 501,786 shares and 4.5 million shares of the Company's Class A and Class B common stock, respectively, held directly by these trusts. For the years ended December 31, 2023, 2022, and 2021, the Company earned approximately $249,000, $216,000, and $213,000, respectively, of fees under these agreements.
WRCM has established private investment funds for the primary purpose of purchasing, selling, investing, and trading, directly or indirectly, in student loan asset-backed securities, and to engage in financial transactions related thereto. Mr. Dunlap, Jeffrey R. Noordhoek (an executive officer of the Company), Ms. Muhleisen and her spouse, and WRCM have invested in certain of these funds. Based upon the current level of holdings by non-affiliated limited partners, the management agreements provide non-affiliated limited partners the ability to remove WRCM as manager without cause. WRCM earns 50 basis points (annually) on the outstanding balance of the investments in these funds, of which WRCM pays approximately 50% of such amount to

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Union Bank as custodian. As of December 31, 2023, the outstanding balance of investments in these funds was $131.7 million. The Company paid Union Bank $0.3 million in each of 2023, 2022, and 2021 as custodian of the funds.
Transactions with Agile Sports Technologies, Inc. (doing business as "Hudl")
David Graff, who has served on the Company's Board of Directors since 2014, is CEO, co-founder, and a director of Hudl. As of December 31, 2023, the Company and Mr. Dunlap, along with his children, held a combined direct and indirect equity ownership interests in Hudl of approximately 21% and 4%, respectively. In May 2020 and May 2021, the Company made additional investments in Hudl of approximately $26 million and approximately $5 million, respectively, as one of the participants in an equity raise completed by Hudl. In addition, in February 2023, the Company purchased stock from existing Hudl shareholders for total consideration of $31.5 million. See note 6 for additional information on the 2023 transaction and the Company’s accounting for its investment in Hudl.
The Company makes investments to further diversify the Company both within and outside of its historical core education-related businesses, including investments in real estate. Recent real estate investments have been focused on the development of commercial properties in the Midwest, and particularly in Lincoln, Nebraska, where the Company's headquarters are located. The Company owns 25% of TDP, which is the entity that developed and owns a building in Lincoln's Haymarket District that is the headquarters of Hudl, in which Hudl is the primary tenant and Nelnet is a tenant in this building. During 2023 and 2022, the Company paid Hudl approximately $558,000 and $158,000, respectively, to provide lunches for Nelnet’s associates in Hudl’s employee cafeteria.
Nelnet Renewable Energy
Solar Tax Equity Investments
The Company has co-invested in Company-managed limited liability companies with related parties that invest in renewable energy (solar) (as summarized below). As part of these transactions, the Company receives management and performance fees under a management agreement.

Entity/Relationship	Investment amount			Revenue recognized by the Company from management and performance fees
	2023	2022	2021	2023	2022	2021
Union Bank	$18,456,829	4,881,063	—	152,757	66,568	—
F&M	—	3,487,000	7,913,000	123,077	123,077	29,491
North Central Bancorp, Inc. (directly and indirectly owned by F&M, Mr. Dunlap, and Ms. Muhleisen)	2,212,394	—	2,466,667	42,769	30,769	14,958
Infovisa, Inc. (directly and indirectly owned by F&M, Mr. Dunlap, and Ms. Muhleisen)	737,465	507,781	562,600	12,234	8,369	1,923
Farm and Home Insurance Agency, Inc. (indirectly owned by Mr. Dunlap and Ms. Muhleisen)	737,465	—	116,667	7,846	3,846	962
Funding - Solar
Union Bank has provided funding for the following Nelnet Renewable Energy properties and solar fields.

Building/solar field	Original loan amount	Loan amount outstanding as of December 31, 2023	Fixed interest rate	Maturity date
Office space - Palatine, Illinois	$287,000	$274,860	6.05%	12/30/2027
Warehouse - Elk Grove Village, Illinois	332,000	278,403	5.35	3/1/2024
Solarfield - Round Lake, Illinois	900,000	882,449	5.00	11/15/2030
Solarfield - Round Lake, Illinois	1,700,000	1,659,076	5.00	11/15/2028
Solarfield - St. Charles, Illinois	2,300,000	2,094,575	5.00	11/15/2028
Solarfield - St. Charles, Illinois	600,000	588,359	5.00	11/15/2030

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Stock Repurchase
On November 13, 2023, the Company repurchased, in a privately negotiated transaction under the Company’s existing stock repurchase program, a total of 283,112 shares of the Company’s Class A common stock from certain family members of Mr. Dunlap. The shares were repurchased at a discount to the closing market price of the Company’s Class A common stock as of November 10, 2023, and the transaction was separately approved by the Company’s Board of Directors and its Nominating and Corporate Governance Committee.
23. Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the years ended December 31, 2023 and 2022.

	As of December 31, 2023			As of December 31, 2022
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments (a):
Asset-backed debt securities - available-for-sale	$99	955,804	955,903	100	1,388,937	1,389,037
Equity securities	73	—	73	6,719	—	6,719
Equity securities measured at net asset value (b)			50,834			32,363
Total investments	172	955,804	1,006,810	6,819	1,388,937	1,428,119
Derivative instruments (c)	—	452	452	—	—	—
Total assets	$172	956,256	1,007,262	6,819	1,388,937	1,428,119
Liabilities:
Derivative instruments (c)	$—	1,976	1,976	—	—	—
Total liabilities	$—	1,976	1,976	—	—	—
(a)    Investments represent investments recorded at fair value on a recurring basis. Level 1 investments are measured based upon quoted prices and as of December 31, 2023 and 2022, include investments traded on an active exchange and a single U.S. Treasury security. Level 2 investments include student loan asset-backed, mortgage-backed, collateralized loan obligation, and other consumer loan-backed securities. The fair value for the Level 2 securities is determined using indicative quotes from broker-dealers or an income approach valuation technique (present value using the discount rate adjustment technique) that considers, among other things, rates currently observed in publicly traded debt markets for debt of similar terms issued by companies with comparable credit risk.
(b)    In accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(c)    Nelnet Bank derivatives are accounted for at fair value on a recurring basis. The fair value of derivative financial instruments is determined using a market approach in which derivative pricing models use the stated terms of the contracts and observable yield curves and volatilities from active markets. When determining the fair value of derivatives, Nelnet Bank takes into account counterparty credit risk for positions where it is exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposures for each counterparty are adjusted based on market information available for the specific counterparty.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of December 31, 2023
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$12,800,638	12,343,819	—	—	12,800,638
Accrued loan interest receivable	764,385	764,385	—	764,385	—
Cash and cash equivalents	168,112	168,112	168,112	—	—
Investments (at fair value)	1,006,810	1,006,810	172	955,804	—
Investments - held to maturity	163,622	162,738	—	163,622	—
Notes receivable	53,747	53,747	—	53,747	—
Beneficial interest in loan securitizations	262,093	225,079	—	—	262,093
Restricted cash	488,723	488,723	488,723	—	—
Restricted cash – due to customers	368,656	368,656	368,656	—	—
Derivative instruments	452	452	—	452	—
Financial liabilities:
Bonds and notes payable	11,629,359	11,828,393	—	11,629,359	—
Accrued interest payable	35,391	35,391	—	35,391	—
Bank deposits	722,973	743,599	467,420	255,553	—
Due to customers	425,507	425,507	425,507	—	—
Derivative instruments	1,976	1,976	—	1,976	—

	As of December 31, 2022
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$14,586,794	14,427,025	—	—	14,586,794
Accrued loan interest receivable	816,864	816,864	—	816,864	—
Cash and cash equivalents	118,146	118,146	118,146	—	—
Investments (at fair value)	1,428,119	1,428,119	6,819	1,388,937	—
Investments - held to maturity	18,996	18,774	—	18,996	—
Notes receivable	31,106	31,106	—	31,106	—
Beneficial interest in loan securitizations	162,360	138,738	—	—	162,360
Restricted cash	945,159	945,159	945,159	—	—
Restricted cash – due to customers	294,311	294,311	294,311	—	—
Financial liabilities:
Bonds and notes payable	14,088,666	14,637,195	—	14,088,666	—
Accrued interest payable	36,049	36,049	—	36,049	—
Bank deposits	664,573	691,322	355,282	309,291	—
Due to customers	348,317	348,317	348,317	—	—
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Investments - Held to Maturity
Fair values for investments classified as held to maturity were determined by using indicative quotes from broker-dealers or an income approach valuation technique (present value using the discount rate adjustment technique) that considers, among other things, rates currently observed in publicly traded debt markets for debt of similar terms issued by companies with comparable credit risk.
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
24. Legal Proceedings
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
25. Condensed Parent Company Financial Statements
The following represents the condensed balance sheets as of December 31, 2023 and 2022 and condensed statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2023 for Nelnet, Inc.
The Company is limited in the amount of funds that can be transferred to it by its subsidiaries through intercompany loans, advances, or cash dividends. These limitations relate to the restrictions by trust indentures under the lending subsidiaries debt financing arrangements.

Balance Sheets
(Parent Company Only)
As of December 31, 2023 and 2022
	2023	2022
Assets:
Cash and cash equivalents	$31,153	27,201
Investments	1,071,335	1,464,583
Investment in subsidiary debt	287,192	410,191
Restricted cash	61,527	114,820
Investment in subsidiaries	1,951,098	2,200,344
Notes receivable from subsidiaries	102,694	67,012
Other assets	128,903	108,983
Total assets	$3,633,902	4,393,134
Liabilities:
Notes payable, net of debt issuance costs	$206,520	960,358
Other liabilities	161,890	233,536
Total liabilities	368,410	1,193,894
Equity:
Nelnet, Inc. shareholders' equity:
Common stock	371	372
Additional paid-in capital	3,096	1,109
Retained earnings	3,279,273	3,234,844
Accumulated other comprehensive loss, net	(20,119)	(37,366)
Total Nelnet, Inc. shareholders' equity	3,262,621	3,198,959
Noncontrolling interests	2,871	281
Total equity	3,265,492	3,199,240
Total liabilities and shareholders' equity	$3,633,902	4,393,134

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Income
(Parent Company Only)
Years ended December 31, 2023, 2022, and 2021
	2023	2022	2021
Investment interest income	$86,696	50,465	12,455
Interest expense on bonds and notes payable	31,142	21,489	3,515
Net interest income	55,554	28,976	8,940
Other income (expense):
Other, net	(57,959)	(42,625)	38,761
Equity in subsidiaries income	103,959	228,169	313,451
Impairment expense	(2,060)	(6,561)	(4,637)
Derivative market value adjustments and derivative settlements, net	(15,662)	264,634	71,446
Total other income (expense), net	28,278	443,617	419,021
Operating expenses	5,445	14,552	7,632
Income before income taxes	78,387	458,041	420,329
Income tax benefit (expense)	12,935	(50,732)	(27,101)
Net income	91,322	407,309	393,228
Net loss attributable to noncontrolling interests	210	38	58
Net income attributable to Nelnet, Inc.	$91,532	407,347	393,286

Statements of Comprehensive Income
(Parent Company Only)
Years ended December 31, 2023, 2022, and 2021
	2023		2022		2021
Net income		$91,322		407,309		393,228
Other comprehensive income (loss):
Net changes related to equity in subsidiaries other comprehensive income (loss)	$	9,473		(11,188)		6,692
Net changes related to available-for-sale debt securities:
Unrealized holding gains (losses) arising during period, net	6,412		(42,793)		(4,220)
Reclassification of losses (gains) recognized in net income, net	3,818		(3,894)		(372)
Income tax effect	(2,456)	7,774	11,205	(35,482)	1,102	(3,490)
Other comprehensive income (loss)		17,247		(46,670)		3,202
Comprehensive income		108,569		360,639		396,430
Comprehensive loss attributable to noncontrolling interests		210		38		58
Comprehensive income attributable to Nelnet, Inc.		$108,779		360,677		396,488

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Cash Flows
(Parent Company Only)
Years ended December 31, 2023, 2022, and 2021
	2023	2022	2021
Net income attributable to Nelnet, Inc.	$91,532	407,347	393,286
Net loss attributable to noncontrolling interest	(210)	(38)	(58)
Net income	91,322	407,309	393,228
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	620	619	591
Derivative market value adjustments	40,250	(231,691)	(92,813)
Proceeds from termination of derivative instruments	164,079	91,786	—
(Payments to) proceeds from clearinghouse - initial and variation margin, net	(213,923)	148,691	91,294
Equity in earnings of subsidiaries	(103,959)	(228,169)	(313,451)
Loss on investments, net	64,584	51,175	721
Proceeds from sale of equity securities, net of purchases	75	42,841	(42,916)
Deferred income tax (benefit) expense	(71,056)	39,997	47,423
Non-cash compensation expense	16,476	14,176	10,673
Impairment expense	2,060	6,561	4,637
(Increase) decrease in other assets	(18,181)	14,816	(2,578)
Increase in other liabilities	11,049	10,590	1,784
Net cash (used in) provided by operating activities	(16,604)	368,701	98,593
Cash flows from investing activities:
Purchases of available-for-sale securities	(206,927)	(713,681)	(640,644)
Proceeds from sales of available-for-sale securities	569,670	435,937	133,286
Proceeds from beneficial interest in consumer loan securitization	6,783	345	—
Capital distributions from subsidiaries, net	355,790	7,340	294,578
(Increase) decrease in notes receivable from subsidiaries	(35,682)	(66,698)	20,895
Proceeds from (payments on) subsidiary debt, net	122,999	(36,104)	(335,184)
Purchases of other investments	(60,707)	(122,236)	(110,184)
Proceeds from other investments and repayments of notes receivable	32,732	20,358	129,899
Net cash provided by (used in) investing activities	784,658	(474,739)	(507,354)
Cash flows from financing activities:
Payments on notes payable	(954,163)	(7,002)	(126,530)
Proceeds from issuance of notes payable	199,855	233,194	619,259
Payments of debt issuance costs	—	(10)	(1,286)
Dividends paid	(39,419)	(36,608)	(34,457)
Repurchases of common stock	(28,028)	(97,685)	(58,111)
Proceeds from issuance of common stock	1,780	1,633	1,465
Issuance of noncontrolling interest	2,580	—	—
Net cash (used in) provided by financing activities	(817,395)	93,522	400,340
Net decrease in cash, cash equivalents, and restricted cash	(49,341)	(12,516)	(8,421)
Cash, cash equivalents, and restricted cash, beginning of period	142,021	154,537	162,958
Cash, cash equivalents, and restricted cash, end of period	$92,680	142,021	154,537

Cash disbursements made for:
Interest	$34,895	14,649	2,301
Income taxes, net of refunds and credits	$47,589	57,705	18,659

Non-cash investing and financing activities:
(Contributions to) distributions from subsidiary, net	$(6,888)	6,068	835
Issuance of noncontrolling interest	$220	—	—