Form 10-Q
period 2024-03-31
NELNET INC
filed 2024-05-09
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2024, there were 25,703,894 and 10,663,088 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
March 31, 2024

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)
	As of	As of
	March 31, 2024	December 31, 2023
Assets:
Loans and accrued interest receivable (net of allowance for loan losses of $106,008 and $104,643, respectively)	$11,829,078	13,108,204
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	39,407	34,912
Cash and cash equivalents - held at a related party	140,275	133,200
Total cash and cash equivalents	179,682	168,112
Investments and notes receivable (including investments at fair value of $1,037,637 and $988,841, respectively)	1,921,691	1,870,968
Restricted cash	618,363	488,723
Restricted cash - due to customers	142,778	368,656
Restricted investments	36,076	17,969
Accounts receivable (net of allowance for doubtful accounts of $4,248 and $4,304, respectively)	134,647	196,200
Goodwill	158,029	158,029
Intangible assets, net	42,670	44,819
Property and equipment, net	149,249	127,008
Other assets	186,399	187,957
Total assets	$15,398,662	16,736,645
Liabilities:
Bonds and notes payable	$10,582,513	11,828,393
Accrued interest payable	31,983	35,391
Bank deposits	802,061	743,599
Other liabilities	449,568	481,840
Due to customers	274,757	425,507
Total liabilities	12,140,882	13,514,730
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 26,055,314 shares and 26,400,630 shares, respectively	261	264
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 10,663,088 shares	107	107
Additional paid-in capital	1,101	3,096
Retained earnings	3,312,869	3,279,273
Accumulated other comprehensive loss, net	(8,476)	(20,119)
Total Nelnet, Inc. shareholders' equity	3,305,862	3,262,621
Noncontrolling interests	(48,082)	(40,706)
Total equity	3,257,780	3,221,915
Total liabilities and equity	$15,398,662	16,736,645
Supplemental information - assets and liabilities of consolidated education and other lending variable interest entities:
Loans and accrued interest receivable	$11,293,401	12,676,932
Restricted cash	587,980	451,932
Bonds and notes payable	(10,841,316)	(12,006,170)
Accrued interest payable and other liabilities	(121,130)	(135,748)
Net assets of consolidated education and other lending variable interest entities	$918,935	986,946
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months ended
	March 31,
	2024	2023
Interest income:
Loan interest	$216,724	225,243
Investment interest	52,078	40,725
Total interest income	268,802	265,968
Interest expense on bonds and notes payable and bank deposits	194,580	199,449
Net interest income	74,222	66,519
Less provision for loan losses	10,928	34,275
Net interest income after provision for loan losses	63,294	32,244
Other income (expense):
Loan servicing and systems revenue	127,201	139,227
Education technology services and payments revenue	143,539	133,603
Solar construction revenue	13,726	8,651
Other, net	17,015	(14,071)
(Loss) gain on sale of loans, net	(41)	11,812
Derivative market value adjustments and derivative settlements, net	9,721	(14,074)
Total other income (expense), net	311,161	265,148
Cost of services:
Cost to provide education technology services and payments	48,610	47,704
Cost to provide solar construction services	14,229	8,299
Total cost of services	62,839	56,003
Operating expenses:
Salaries and benefits	143,875	152,710
Depreciation and amortization	16,769	16,627
Other expenses	56,845	40,785
Total operating expenses	217,489	210,122
Income before income taxes	94,127	31,267
Income tax expense	23,119	8,250
Net income	71,008	23,017
Net loss attributable to noncontrolling interests	2,202	3,470
Net income attributable to Nelnet, Inc.	$73,210	26,487
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.97	0.71
Weighted average common shares outstanding - basic and diluted	37,156,971	37,344,604

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months ended March 31,
	2024		2023
Net income		$71,008		23,017
Other comprehensive income:
Net changes related to foreign currency translation adjustments	$	5		(3)
Net changes related to available-for-sale debt securities:
Unrealized holding gains arising during period, net of losses	16,761		8,651
Reclassification of (gains) losses recognized in net income, net	(552)		4,982
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	71		—
Income tax effect	(3,907)	12,373	(3,272)	10,361
Net changes related to equity method investee's other comprehensive income:
(Loss) gain on cash flow hedge	(967)		2
Income tax effect	232	(735)	—	2
Other comprehensive income		11,643		10,360
Comprehensive income		82,651		33,377
Comprehensive loss attributable to noncontrolling interests		2,202		3,470
Comprehensive income attributable to Nelnet, Inc.		$84,853		36,847

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of December 31, 2022	—	26,461,651	10,668,460	$—	265	107	1,109	3,234,844	(37,366)	943	3,199,902
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	1,201	1,201
Net income (loss)	—	—	—	—	—	—	—	26,487	—	(3,470)	23,017
Other comprehensive income	—	—	—	—	—	—	—	—	10,360	—	10,360
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(5,028)	(5,028)
Cash dividends on Class A and Class B common stock - $0.26 per share	—	—	—	—	—	—	—	(9,654)	—	—	(9,654)
Issuance of common stock, net of forfeitures	—	198,524	—	—	1	—	3,063	—	—	—	3,064
Compensation expense for stock based awards	—	—	—	—	—	—	3,769	—	—	—	3,769
Repurchase of common stock	—	(36,513)	—	—	—	—	(3,302)	—	—	—	(3,302)
Balance as of March 31, 2023	—	26,623,662	10,668,460	$—	266	107	4,639	3,251,677	(27,006)	(6,354)	3,223,329

Balance as of December 31, 2023	—	26,400,630	10,663,088	$—	264	107	3,096	3,279,273	(20,119)	(40,706)	3,221,915
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	1,532	1,532
Net income (loss)	—	—	—	—	—	—	—	73,210	—	(2,202)	71,008
Other comprehensive income	—	—	—	—	—	—	—	—	11,643	—	11,643
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(6,706)	(6,706)
Cash dividends on Class A and Class B common stock - $0.28 per share	—	—	—	—	—	—	—	(10,370)	—	—	(10,370)
Issuance of common stock, net of forfeitures	—	51,408	—	—	1	—	1,126	—	—	—	1,127
Compensation expense for stock based awards	—	—	—	—	—	—	3,100	—	—	—	3,100
Repurchase of common stock	—	(396,724)	—	—	(4)	—	(6,221)	(29,244)	—	—	(35,469)
Balance as of March 31, 2024	—	26,055,314	10,663,088	$—	261	107	1,101	3,312,869	(8,476)	(48,082)	3,257,780

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Three months ended
	March 31,
	2024	2023
Net income attributable to Nelnet, Inc.	$73,210	26,487
Net loss attributable to noncontrolling interests	(2,202)	(3,470)
Net income	71,008	23,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	33,957	34,211
Loan discount accretion	(7,433)	(7,676)
Provision for loan losses	10,928	34,275
Derivative market value adjustments	(7,964)	37,411
Proceeds from termination of derivative instruments	—	164,079
Proceeds from (payments to) clearinghouse - initial and variation margin, net	4,054	(210,284)
Loss (gain) on sale of loans, net	41	(11,812)
Loss on investments, net of gains	8,348	24,344
Deferred income tax benefit	(2,234)	(13,750)
Non-cash compensation expense	3,166	3,838
Decrease in loan and investment accrued interest receivable	79,841	16,630
Decrease in accounts receivable	61,494	43,675
Decrease (increase) in other assets, net	10,443	(9,955)
Decrease in the carrying amount of ROU asset, net	953	1,251
Decrease in accrued interest payable	(3,408)	(1,675)
Decrease in other liabilities	(50,218)	(3,729)
Decrease in the carrying amount of lease liability	(1,025)	(1,275)
Other	(36)	270
Net cash provided by operating activities	211,915	122,845
Cash flows from investing activities:
Purchases and originations of loans	(157,047)	(289,177)
Net proceeds from loan repayments, claims, and capitalized interest	1,147,413	684,962
Proceeds from sale of loans	199,963	157,444
Purchases of available-for-sale securities	(163,610)	(242,370)
Purchases of restricted available-for-sale securities	(18,287)	—
Proceeds from sales of available-for-sale securities	153,033	492,173
Proceeds from sales of restricted available-for-sale securities	340	—
Proceeds from beneficial interest in loan securitizations	5,875	4,725
Purchases of other investments and issuance of notes receivable	(70,975)	(70,509)
Proceeds from other investments and repayments of notes receivable	10,820	11,114
Redemption of held-to-maturity debt securities	1,779	—
Purchases of property and equipment	(23,225)	(24,430)
Net cash provided by investing activities	$1,086,079	723,932

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Three months ended
	March 31,
	2024	2023
Cash flows from financing activities:
Payments on bonds and notes payable	$(1,276,160)	(1,415,424)
Proceeds from issuance of bonds and notes payable	18,108	204,884
Payments of debt issuance costs	(31)	(169)
Increase (decrease) in bank deposits, net	58,462	(15,555)
Decrease in due to customers	(150,712)	(67,642)
Dividends paid	(10,370)	(9,654)
Repurchases of common stock	(35,469)	(3,302)
Proceeds from issuance of common stock	374	395
Issuance of noncontrolling interests	14,098	1,201
Distribution to noncontrolling interests	(799)	(993)
Net cash used in financing activities	(1,382,499)	(1,306,259)
Effect of exchange rate changes on cash and restricted cash	(163)	(91)
Net decrease in cash, cash equivalents, and restricted cash	(84,668)	(459,573)
Cash, cash equivalents, and restricted cash, beginning of period	1,025,491	1,357,616
Cash, cash equivalents, and restricted cash, end of period	$940,823	898,043

Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$185,784	189,795
Cash disbursements made for income taxes, net of refunds and credits received (a)	$791	961
Cash disbursements made for operating leases	$1,258	1,705
Non-cash operating, investing, and financing activity:
ROU assets obtained in exchange for lease obligations	$48	15,545
Receipt of beneficial interest in consumer loan securitizations as consideration from sale of loans	$—	34,540
Receipt of asset-backed investment securities as consideration from sale of loans	$—	58,182
Distribution to noncontrolling interests	$5,907	4,035
Issuance of noncontrolling interests	$12,566	—
(a) The Company utilized $8.6 million and $5.7 million of federal and state tax credits related primarily to renewable energy during the three months ended March 31, 2024 and 2023, respectively.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows.

	As of	As of	As of	As of
	March 31, 2024	December 31, 2023	March 31, 2023	December 31, 2022
Total cash and cash equivalents	$179,682	168,112	187,574	118,146
Restricted cash	618,363	488,723	576,267	945,159
Restricted cash - due to customers	142,778	368,656	134,202	294,311
Cash, cash equivalents, and restricted cash	$940,823	1,025,491	898,043	1,357,616
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)
1.  Basis of Financial Reporting
The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2023 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results for the year ending December 31, 2024. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report").
2.  Loans and Accrued Interest Receivable and Allowance for Loan Losses
Loans and accrued interest receivable consisted of the following:

	As of	As of
	March 31, 2024	December 31, 2023
Non-Nelnet Bank:
Federally insured loans:
Stafford and other	$2,546,852	2,936,174
Consolidation	7,836,200	8,750,033
Total	10,383,052	11,686,207
Private education loans	261,582	277,320
Consumer and other loans	155,308	85,935
Non-Nelnet Bank loans	10,799,942	12,049,462
Nelnet Bank:
Private education loans	364,766	360,520
Consumer and other loans	118,957	72,352
Nelnet Bank loans	483,723	432,872

Accrued interest receivable	684,095	764,385
Loan discount, net of unamortized loan premiums and deferred origination costs	(32,674)	(33,872)
Allowance for loan losses:
Non-Nelnet Bank:
Federally insured loans	(61,723)	(68,453)
Private education loans	(14,736)	(15,750)
Consumer and other loans	(18,761)	(11,742)
Non-Nelnet Bank allowance for loan losses	(95,220)	(95,945)
Nelnet Bank:
Private education loans	(3,660)	(3,347)
Consumer and other loans	(7,128)	(5,351)
Nelnet Bank allowance for loan losses	(10,788)	(8,698)
	$11,829,078	13,108,204

The following table summarizes the allowance for loan losses as a percentage of the ending loan balance for each of the Company's loan portfolios.

	As of	As of
	March 31, 2024	December 31, 2023
Non-Nelnet Bank:
Federally insured loans (a)	0.59%	0.59%
Private education loans	5.63%	5.68%
Consumer and other loans	12.08%	13.66%
Nelnet Bank:
Private education loans	1.00%	0.93%
Consumer and other loans	5.99%	7.40%
(a)    As of March 31, 2024 and December 31, 2023, the allowance for loan losses as a percent of the risk sharing component of federally insured student loans not covered by the federal guaranty was 21.7% and 21.8%, respectively.
Loan Sales
The Company has sold portfolios of loans to unrelated third parties who securitized such loans. As partial consideration received for the loans sold, the Company received residual interest in the loan securitizations that are included in "investments and notes receivable" on the Company's consolidated balance sheets. The following table summarizes the loans sold and gains/losses recognized by the Company during the three months ended March 31, 2024 and 2023.

	Loans sold (par value)	Gain (loss)	Loan type	Residual interest received in securitization
	Three months ended March 31, 2024
March 27	$199,694	—	FFELP	—
March 28	405	(41)	Home equity	—
	$200,099	(41)
	Three months ended March 31, 2023
January 31	$97,350	(1,441)	Home equity	64.8%	(a)
January 31	42,275	4,350	Consumer	13.3
March 2	122,132	8,966	Consumer	24.6	(a)
March 22	145	(63)	Home equity	—
	$261,902	11,812
(a)    In addition to receiving a residual interest in the securitizations, the Company also received $14.5 million and $43.7 million of asset-backed investment securities as part of the January 31 and March 2, 2023 transactions, respectively, that are included in "investments and notes receivable" on the Company's consolidated balance sheet.

Activity in the Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio segment.

	Balance at beginning of period	Provision (negative provision) for loan losses	Charge-offs	Recoveries	Loan sales	Balance at end of period
	Three months ended March 31, 2024
Non-Nelnet Bank:
Federally insured loans	$68,453	(1,870)	(4,860)	—	—	61,723
Private education loans	15,750	(265)	(1,013)	264	—	14,736
Consumer and other loans	11,742	8,690	(1,957)	381	(95)	18,761
Nelnet Bank:
Private education loans	3,347	757	(446)	2	—	3,660
Consumer and other loans	5,351	3,717	(1,967)	27	—	7,128
	$104,643	11,029	(10,243)	674	(95)	106,008

	Three months ended March 31, 2023
Non-Nelnet Bank:
Federally insured loans	$83,593	2,411	(6,673)	—	—	79,331
Private education loans	15,411	240	(640)	164	—	15,175
Consumer and other loans	30,263	29,207	(2,267)	220	(22,106)	35,317
Nelnet Bank:
Federally insured loans	170	(9)	(1)	—	—	160
Private education loans	2,390	614	(110)	—	—	2,894
Consumer and other loans	—	1,827	—	—	—	1,827
	$131,827	34,290	(9,691)	384	(22,106)	134,704
The following table summarizes annualized net charge-offs as a percentage of average loans for each of the Company's loan portfolios.

	Three months ended March 31,
	2024	2023
Non-Nelnet Bank:
Federally insured loans	0.17%	0.20%
Private education loans	1.12%	0.78%
Consumer and other loans	5.73%	2.59%
Nelnet Bank:
Federally insured loans	—	0.01%
Private education loans	0.49%	0.13%
Consumer and other loans	8.01%	—
The Company recorded a negative provision for loan losses for the three months ended March 31, 2024 for its Non-Nelnet Bank federally insured and private education loan portfolios primarily due to the amortization of these portfolios. The primary item impacting provision for loan losses for Non-Nelnet Bank consumer loans and Nelnet Bank's loan portfolios for the three months ended March 31, 2024 was the establishment of an initial allowance for loans originated and acquired during the period.
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

Unfunded Loan Commitments
As of March 31, 2024 and December 31, 2023, Nelnet Bank had a liability of approximately $57,000 and $158,000, respectively, related to $9.1 million and $12.3 million, respectively, of unfunded private education, consumer, and other loan commitments. The liability for unfunded loan commitments is included in "other liabilities" on the consolidated balance sheets. During the three months ended March 31, 2024 and 2023, Nelnet Bank recognized negative provision for loan losses of approximately $101,000 and $15,000, respectively, related to unfunded loan commitments.
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

	As of March 31, 2024			As of December 31, 2023			As of March 31, 2023
Federally insured loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$490,402	4.7%		$522,304	4.5%		$641,914	5.0%
Loans in forbearance	777,141	7.5		979,588	8.4		984,738	7.6
Loans in repayment status:
Loans current	7,691,650		84.4%	8,416,624		82.6%	9,859,751		87.2%
Loans delinquent 31-60 days	360,237		3.9	377,108		3.7	346,665		3.1
Loans delinquent 61-90 days	189,035		2.1	254,553		2.5	254,353		2.2
Loans delinquent 91-120 days	143,656		1.6	187,145		1.9	178,078		1.6
Loans delinquent 121-270 days	422,979		4.6	685,829		6.7	440,695		3.9
Loans delinquent 271 days or greater	307,952		3.4	263,056		2.6	225,365		2.0
Total loans in repayment	9,115,509	87.8	100.0%	10,184,315	87.1	100.0%	11,304,907	87.4	100.0%
Total federally insured loans	10,383,052	100.0%		11,686,207	100.0%		12,931,559	100.0%
Accrued interest receivable	677,001			757,713			791,476
Loan discount, net of unamortized premiums and deferred origination costs	(26,658)			(28,963)			(32,626)
Allowance for loan losses	(61,723)			(68,453)			(79,331)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$10,971,672			$12,346,504			$13,611,078
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$8,979	3.4%		$9,475	3.4%		$12,218	5.1%
Loans in forbearance	2,601	1.0		2,529	0.9		2,698	1.1
Loans in repayment status:
Loans current	243,637		97.4%	257,639		97.1%	220,921		97.5%
Loans delinquent 31-60 days	2,162		0.9	3,395		1.3	2,014		0.9
Loans delinquent 61-90 days	1,542		0.6	1,855		0.7	931		0.4
Loans delinquent 91 days or greater	2,661		1.1	2,427		0.9	2,733		1.2
Total loans in repayment	250,002	95.6	100.0%	265,316	95.7	100.0%	226,599	93.8	100.0%
Total private education loans	261,582	100.0%		277,320	100.0%		241,515	100.0%
Accrued interest receivable	2,560			2,653			2,277
Loan discount, net of unamortized premiums	(7,616)			(8,037)			79
Allowance for loan losses	(14,736)			(15,750)			(15,175)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$241,790			$256,186			$228,696

	As of March 31, 2024			As of December 31, 2023			As of March 31, 2023
Consumer and other loans - Non-Nelnet Bank:
Loans in deferment	$54	0.0%		$146	0.2%		$40	0.0%
Loans in repayment status:
Loans current	150,947		97.2%	81,195		94.6%	304,414		98.3%
Loans delinquent 31-60 days	1,758		1.1	2,035		2.4	2,037		0.7
Loans delinquent 61-90 days	1,471		1.0	1,189		1.4	1,236		0.4
Loans delinquent 91 days or greater	1,078		0.7	1,370		1.6	1,819		0.6
Total loans in repayment	155,254	100.0	100.0%	85,789	99.8	100.0%	309,506	100.0	100.0%
Total consumer and other loans	155,308	100.0%		85,935	100.0%		309,546	100.0%
Accrued interest receivable	1,209			861			3,288
Loan discount, net of unamortized premiums	(5,451)			(2,474)			913
Allowance for loan losses	(18,761)			(11,742)			(35,317)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses	$132,305			$72,580			$278,430

Private education loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$42,699	11.7%		$25,957	7.2%		$17,021	4.8%
Loans in forbearance	1,277	0.4		1,285	0.4		681	0.2
Loans in repayment status:
Loans current	318,906		99.4%	331,580		99.4%	336,967		99.7%
Loans delinquent 30-59 days	327		0.1	839		0.3	388		0.1
Loans delinquent 60-89 days	665		0.2	253		0.1	536		0.2
Loans delinquent 90 days or greater	892		0.3	606		0.2	112		—
Total loans in repayment	320,790	87.9	100.0%	333,278	92.4	100.0%	338,003	95.0	100.0%
Total private education loans	364,766	100.0%		360,520	100.0%		355,705	100.0%
Accrued interest receivable	2,445			2,023			1,385
Deferred origination costs, net of unaccreted discount	5,692			5,608			5,400
Allowance for loan losses	(3,660)			(3,347)			(2,894)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$369,243			$364,804			$359,596
Consumer and other loans - Nelnet Bank (a):
Loans in deferment	$141	0.1%		$103	0.1%		$—	—%
Loans in repayment status:
Loans current	115,152		96.9%	69,584		96.3%	19,903		100.0%
Loans delinquent 30-59 days	1,511		1.3	1,075		1.5	—		—
Loans delinquent 60-89 days	1,084		0.9	941		1.3	—		—
Loans delinquent 90 days or greater	1,069		0.9	649		0.9	—		—
Total loans in repayment	118,816	99.9	100.0%	72,249	99.9	100.0%	19,903	100.0	100.0%
Total consumer and other loans	118,957	100.0%		72,352	100.0%		19,903	100.0%
Accrued interest receivable	880			575			117
Loan premium, net of unaccreted discount	1,359			(6)			1
Allowance for loan losses	(7,128)			(5,351)			(1,827)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses	$114,068			$67,570			$18,194
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
Nelnet Bank Private Education Loans

	Loan balance as of March 31, 2024
	Three months ended March 31, 2024	2023	2022	2021	2020	Total
FICO at origination:
Less than 705	$380	4,175	5,349	4,524	381	14,809
705 - 734	834	9,946	21,468	8,410	519	41,177
735 - 764	954	9,479	32,227	14,383	1,338	58,381
765 - 794	625	6,815	50,588	26,414	1,322	85,764
Greater than 794	1,523	18,207	75,304	56,079	4,979	156,092
No FICO score available or required	2,488	6,055	—	—	—	8,543
	$6,804	54,677	184,936	109,810	8,539	364,766

	Loan balance as of December 31, 2023
	2023	2022	2021	2020	Total
FICO at origination:
Less than 705	$3,840	5,495	4,647	386	14,368
705 - 734	9,534	21,961	8,805	525	40,825
735 - 764	8,648	32,969	14,910	1,358	57,885
765 - 794	5,776	52,045	27,221	1,374	86,416
Greater than 794	15,057	77,996	58,695	5,226	156,974
No FICO score available or required	4,052	—	—	—	4,052
	$46,907	190,466	114,278	8,869	360,520
Nelnet Bank Consumer and Other Loans

	Loan balance as of March 31, 2024
	Three months ended March 31, 2024	2023	2022	2021	2020	Total
FICO at origination:
Less than 720	$12,913	18,324	—	—	—	31,237
720 - 769	21,017	29,900	48	—	—	50,965
Greater than 769	21,359	14,280	108	—	—	35,747
No FICO score available or required	230	441	282	55	—	1,008
	$55,519	62,945	438	55	—	118,957

	Loan balance as of December 31, 2023
	2023	2022	2021	2020	Total
FICO at origination:
Less than 720	$21,412	—	—	—	21,412
720 - 769	33,571	51	—	—	33,622
Greater than 769	16,484	109	—	—	16,593
No FICO score available or required	386	284	55	—	725
	$71,853	444	55	—	72,352

Nonaccrual Status
The Company does not place federally insured loans on nonaccrual status due to the government guaranty. The amortized cost of private education, consumer, and other loans on nonaccrual status, as well as the allowance for loan losses related to such loans, as of March 31, 2024 and December 31, 2023, was not material.
Amortized Cost Basis by Origination Year
The following table presents the amortized cost of the Company's private education, consumer, and other loans by loan status and delinquency amount as of March 31, 2024 based on year of origination. Effective July 1, 2010, no new loan originations can be made under the FFEL Program and all new federal loan originations must be made under the Federal Direct Loan Program. As such, all the Company’s federally insured loans were originated prior to July 1, 2010.

	Three months ended March 31, 2024	2023	2022	2021	2020	Prior years	Total
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$—	—	806	3,751	869	3,553	8,979
Loans in forbearance	—	—	21	141	604	1,835	2,601
Loans in repayment status:
Loans current	—	208	4,367	4,908	44,180	189,974	243,637
Loans delinquent 31-60 days	—	—	13	51	94	2,004	2,162
Loans delinquent 61-90 days	—	—	—	—	55	1,487	1,542
Loans delinquent 91 days or greater	—	—	—	—	91	2,570	2,661
Total loans in repayment	—	208	4,380	4,959	44,420	196,035	250,002
Total private education loans	$—	208	5,207	8,851	45,893	201,423	261,582
Accrued interest receivable							2,560
Loan discount, net of unamortized premiums							(7,616)
Allowance for loan losses							(14,736)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$241,790
Gross charge-offs - three months ended March 31, 2024	$—	—	—	76	36	901	1,013

Consumer and other loans - Non-Nelnet Bank:
Loans in deferment	$—	54	—	—	—	—	54
Loans in repayment status:
Loans current	48,660	96,183	4,887	690	300	227	150,947
Loans delinquent 31-60 days	—	1,253	449	51	—	5	1,758
Loans delinquent 61-90 days	—	1,024	375	24	21	27	1,471
Loans delinquent 91 days or greater	—	652	344	71	4	7	1,078
Total loans in repayment	48,660	99,112	6,055	836	325	266	155,254
Total consumer and other loans	$48,660	99,166	6,055	836	325	266	155,308
Accrued interest receivable							1,209
Loan discount, net of unamortized premiums							(5,451)
Allowance for loan losses							(18,761)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses							$132,305
Gross charge-offs - three months ended March 31, 2024	$—	733	1,076	101	21	26	1,957

	Three months ended March 31, 2024	2023	2022	2021	2020	Prior years	Total
Private education loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$4,367	26,586	10,074	739	933	—	42,699
Loans in forbearance	—	84	591	493	109	—	1,277
Loans in repayment status:
Loans current	2,437	27,592	173,645	107,735	7,497	—	318,906
Loans delinquent 30-59 days	—	89	135	103	—	—	327
Loans delinquent 60-89 days	—	237	305	123	—	—	665
Loans delinquent 90 days or greater	—	89	186	617	—	—	892
Total loans in repayment	2,437	28,007	174,271	108,578	7,497	—	320,790
Total private education loans	$6,804	54,677	184,936	109,810	8,539	—	364,766
Accrued interest receivable							2,445
Deferred origination costs, net of unaccreted discount							5,692
Allowance for loan losses							(3,660)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$369,243
Gross charge-offs - three months ended March 31, 2024	$—	178	146	122	—	—	446

Consumer and other loans - Nelnet Bank (a):
Loans in deferment	$86	55	—	—	—	—	141
Loans in repayment status:
Loans current	55,344	59,315	438	55	—	—	115,152
Loans delinquent 30-59 days	89	1,422	—	—	—	—	1,511
Loans delinquent 60-89 days	—	1,084	—	—	—	—	1,084
Loans delinquent 90 days or greater	—	1,069	—	—	—	—	1,069
Total loans in repayment	55,433	62,890	438	55	—	—	118,816
Total consumer and other loans	$55,519	62,945	438	55	—	—	118,957
Accrued interest receivable							880
Loan premium, net of unaccreted discount							1,359
Allowance for loan losses							(7,128)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses							$114,068
Gross charge-offs - three months ended March 31, 2024	$—	1,967	—	—	—	—	1,967
(a) For the periods presented for Nelnet Bank, the delinquency bucket periods conform with the delinquency bucket periods reflected in Nelnet Bank's Call Reports filed with the Federal Deposit Insurance Corporation.

3.  Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of March 31, 2024
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$8,766,041	5.47% - 7.44%	8/26/30 - 9/25/69
Bonds and notes based on auction	84,660	0.00% - 6.44%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	8,850,701
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	430,061	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facilities	1,066,197	5.41% - 5.57%	4/2/25 / 5/22/25
Consumer loan warehouse facility	41,762	5.55%	11/14/25
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	71,963	6.90% / 7.57%	6/25/49 / 11/25/53
Fixed-rate bonds and notes issued in private education loan asset-backed securitizations	70,310	5.35% / 7.15%	12/28/43 / 11/25/53
Unsecured line of credit	—	—	9/22/26
Participation agreements	9,023	5.58% - 6.06%	5/4/24 / 1/30/33
Repurchase agreement	114,498	6.43% - 6.74%	11/27/24 / 12/20/24
Other - due to related party	5,591	5.00% - 6.05%	4/30/24 - 11/15/30
	10,660,106
Discount on bonds and notes payable and debt issuance costs	(77,593)
Total	$10,582,513

	As of December 31, 2023
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$9,552,667	5.45% - 7.47%	8/26/30 - 9/25/69
Bonds and notes based on auction	87,360	0.00% - 6.45%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	9,640,027
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	471,427	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facilities	1,398,485	5.41% - 5.70%	4/2/25 / 5/22/25
Consumer loan warehouse facility	23,691	5.70%	11/14/25
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	80,393	6.90% / 7.57%	6/25/49 / 11/25/53
Fixed-rate bonds and notes issued in private education loan asset-backed securitizations	80,130	5.35% / 7.15%	12/28/43 / 11/25/53
Unsecured line of credit	—	—	9/22/26
Participation agreements	10,063	5.58% - 6.08%	3/12/24 / 5/4/24
Repurchase agreement	208,164	6.35% - 6.81%	1/22/24 - 12/20/24
Other - due to related party	5,778	5.00% - 6.05%	3/1/24 - 11/15/30
	11,918,158
Discount on bonds and notes payable and debt issuance costs	(89,765)
Total	$11,828,393

Warehouse Facilities
The Company funds a portion of its loan acquisitions using warehouse facilities. Loan warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements. The following table summarizes the Company's warehouse facilities as of March 31, 2024.

Type of loans	Maximum financing amount	Amount outstanding	Amount available	Expiration of liquidity provisions	Final maturity date	Advance rate	Advanced as equity support
FFELP (a)	$950,000	712,198	237,802	11/22/2024	5/22/2025	note (b)	$50,093
FFELP (c)	432,000	353,999	78,001	4/2/2024	4/2/2025	92%	29,196
	$1,382,000	1,066,197	315,803				$79,289
Consumer (d)	150,000	41,762	108,238	11/14/2024	11/14/2025	70%	17,405
(a)    Effective March 6, 2024, the maximum financing amount on this facility was reduced from $1.25 billion to $950 million.
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
(c)    On April 2, 2024, this facility was amended to reduce the maximum financing amount from $432 million to $375 million, and to extend the expiration of liquidity provisions and final maturity date to April 1, 2025 and April 1, 2026, respectively.
(d)    On March 11, 2024, this facility was amended to reduce the maximum financing amount from $200 million to $150 million.
Unsecured Line of Credit
The Company has a $495.0 million unsecured line of credit that has a maturity date of September 22, 2026. As of March 31, 2024, no amount was outstanding on the line of credit and $495.0 million was available for future use.
Repurchase Agreement
The Company has a repurchase agreement with a non-affiliated third party, the proceeds of which are collateralized by certain private education loan asset-backed securities (bond investments). The outstanding balance under this agreement as of March 31, 2024 was $114.5 million. The agreement has various maturity dates through December 20, 2024 or earlier if either party provides 180 days’ prior written notice, and the Company is subject to margin deficit payment requirements if the fair value of the securities subject to the agreement is less than the original purchase price of such securities on any scheduled reset date. See note 5 for additional information about the private education loan asset-backed securities investments serving as collateral for this repurchase agreement.

Debt Repurchases
The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of March 31, 2024, the Company holds $310.3 million (par value) of its own FFELP asset-backed securities.

4.  Derivative Financial Instruments
Non-Nelnet Bank Derivatives
The Company uses settled-to-market derivative financial instruments to manage interest rate risk. Derivative instruments used as part of the Company's interest rate risk management strategy are further described in note 5 of the notes to consolidated financial statements included in the 2023 Annual Report. A tabular presentation of such derivatives outstanding as of March 31, 2024 and December 31, 2023 is presented below.
Basis Swaps
The following table summarizes the Company’s outstanding basis swaps as of March 31, 2024 and December 31, 2023, in which the Company receives and pays the term adjusted Secured Overnight Financing Rate (SOFR) plus the tenor spread adjustment to LIBOR. Prior to the discontinuation of LIBOR on June 30, 2023, the Company received three-month LIBOR set discretely in advance and paid one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

Maturity	Notional amount
2024	$1,750,000
2026	1,150,000
2027	250,000
$3,150,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of March 31, 2024 and December 31, 2023 was the term adjusted SOFR (plus the tenor spread adjustment relating to LIBOR) plus 10.1 basis points.
Interest Rate Swaps – Floor Income Hedges
The following table summarizes the outstanding derivative instruments used by the Company as of March 31, 2024 and December 31, 2023, to economically hedge loans earning fixed rate floor income.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)
2026	$200,000	3.92%
2028	50,000	3.56
2029 (b)	50,000	3.17
2030 (c)	100,000	3.63
	$400,000	3.71%
(a)    For all interest rate derivatives, the Company receives payments based on SOFR, the majority of which reset quarterly.
(b)    This $50 million notional amount derivative has a forward effective start date in January 2026.
(c)    A $50 million notional amount derivative maturing in 2030 has a forward effective start date in November 2025.
During the first quarter of 2023, the Company received $183.2 million, which included $19.1 million related to 2023 settlements, to terminate $2.8 billion in notional amount of floor income interest rate swaps prior to their final maturity.

Nelnet Bank Derivatives
Interest Rate Swaps
The following table summarizes the outstanding non-centrally cleared derivative instruments used by Nelnet Bank as of March 31, 2024 and December 31, 2023, to hedge exposure to variability in cash flows related to variable rate intercompany deposits.

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
Consolidated Financial Statement Impact Related to Derivatives
Balance Sheets
Unlike the Company's Non-Nelnet Bank derivatives, Nelnet Bank's derivatives are not cleared post-execution at a regulated clearinghouse. As such, the Company records these derivative instruments in the consolidated balance sheets on a gross basis as either an asset (included in "other assets") or liability (included in "other liabilities") measured at fair value. The following table summarizes the fair value of the Company's Nelnet Bank derivatives as reflected in the consolidated balance sheets.

	Fair value of asset derivatives		Fair value of liability derivatives
	As of March 31, 2024	As of December 31, 2023	As of March 31, 2024	As of December 31, 2023
Interest rate swaps - Nelnet Bank	$1,820	452	1,085	1,976
Statements of Income
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income.

	Three months ended March 31,
	2024	2023
Settlements:
1:3 basis swaps	$365	859
Interest rate swaps - floor income hedges	1,190	22,478
Interest rate swaps - Nelnet Bank	202	—
Total settlements - income	1,757	23,337
Change in fair value:
1:3 basis swaps	(354)	(23)
Interest rate swaps - floor income hedges	6,060	(37,388)
Interest rate swaps - Nelnet Bank	2,258	—
Total change in fair value - income (expense)	7,964	(37,411)
Derivative market value adjustments and derivative settlements, net - income (expense)	$9,721	(14,074)

5.  Investments and Notes Receivable
"Restricted investments" and “investments and notes receivable” consisted of the following:

	As of March 31, 2024				As of December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Restricted available-for-sale investments (at fair value):
FFELP loan and other debt securities	$34,958	1,198	(80)	36,076	16,993	1,069	(93)	17,969
Non-restricted available-for-sale investments (at fair value):
Non-Nelnet Bank:
FFELP loan	$263,335	6,226	(3,043)	266,518	271,479	4,883	(5,393)	270,969
Private education loan (a)	269,983	—	(21,547)	248,436	281,791	—	(28,874)	252,917
Other debt securities	20,586	1,803	—	22,389	41,693	2,020	(1,275)	42,438
Total Non-Nelnet Bank	553,904	8,029	(24,590)	537,343	594,963	6,903	(35,542)	566,324
Nelnet Bank:
FFELP loan	300,235	7,171	(1,611)	305,795	304,555	4,488	(2,286)	306,757
Private education loan	29,440	88	—	29,528	17,083	20	(10)	17,093
Other debt securities	110,915	528	(1,498)	109,945	49,284	117	(1,641)	47,760
Total Nelnet Bank	440,590	7,787	(3,109)	445,268	370,922	4,625	(3,937)	371,610
Total available-for-sale asset-backed securities	$994,494	15,816	(27,699)	982,611	965,885	11,528	(39,479)	937,934
Equity securities				55,026				50,907
Total investments at fair value				1,037,637				988,841
Other Investments and Notes Receivable (not measured at fair value):
Held-to-maturity investments
Non-Nelnet Bank:
Debt securities				4,700				4,700
Nelnet Bank:
FFELP loan asset-backed securities				148,438				149,938
Private education loan asset-backed securities				8,100				8,100
Total Nelnet Bank				156,538				158,038
Total held-to-maturity investments				161,238				162,738
Venture capital and funds:
Measurement alternative				194,574				194,084
Equity method				102,309				91,464
Total venture capital and funds				296,883				285,548
Real estate:
Equity method				105,523				103,811
Investment in ALLO:
Voting interest/equity method (b)				—				10,693
Preferred membership interest and accrued and unpaid preferred return (c)				157,456				155,047
Total investment in ALLO				157,456				165,740
Beneficial interest in loan securitizations (d):
Consumer loans				147,076				134,113
Private education loans				66,307				68,372
Federally insured student loans				22,441				22,594
Total beneficial interest in loan securitizations				235,824				225,079
Solar (e)				(133,772)				(121,779)
Notes receivable				53,140				53,747
Tax liens, affordable housing, and other				7,762				7,243
Total investments (not measured at fair value)				884,054				882,127
Total investments and notes receivable				$1,921,691				$1,870,968

(a)    A portion of the private education loan asset-backed securities were subject to a repurchase agreement with a third party, as discussed in note 3 under "Repurchase Agreement." As of March 31, 2024, the par value and fair value of these securities was $151.9 million and $135.3 million, respectively.
(b)    The Company accounts for its voting membership interests in ALLO under the Hypothetical Liquidation at Book Value (HLBV) method of accounting. The Company recognized losses under the HLBV method of accounting on its ALLO voting membership interests investment of $10.7 million and $20.2 million during the three months ended March 31, 2024 and 2023, respectively. Losses from the Company's investment in ALLO are included in "other, net" in "other income (expense)" on the consolidated statements of income. Absent additional equity contributions, the Company will not recognize additional losses for its voting membership interests in ALLO.
(c)    As of March 31, 2024, the outstanding preferred membership interests and accrued and unpaid preferred return of ALLO held by the Company was $155.0 million and $2.4 million, respectively. The preferred membership interests of ALLO held by the Company historically earned a preferred annual return of 6.25% that increased to 10.00% on April 1, 2024. The Company recognized income on its ALLO preferred membership interests of $2.4 million and $2.2 million during the three months ended March 31, 2024 and 2023, respectively. This income is included in "other, net" in "other income (expense)" on the consolidated statements of income.
(d)    The Company has partial ownership in certain consumer, private education, and federally insured student loan securitizations. As of the latest remittance reports filed by the various trusts prior to or as of March 31, 2024, the Company's ownership correlates to approximately $965 million, $490 million, and $335 million of consumer, private education, and federally insured student loans, respectively, included in these securitizations.
(e)    As of March 31, 2024, the Company has funded a total of $491.8 million in solar investments, which includes $208.9 million funded by syndication partners. The carrying value of the Company’s investment in a solar project is reduced by tax credits earned when the solar project is placed-in-service. As of March 31, 2024, the Company has earned a total of $511.6 million of tax credits, which includes $248.6 million earned by syndication partners. The solar investment carrying value on the consolidated balance sheet of $(133.8) million as of March 31, 2024 represents the sum of total tax credits earned on solar projects placed-in-service through March 31, 2024 and the calculated HLBV cumulative net losses being larger than the total investment contributions made by the Company and its syndication partners on such projects. The solar investment balance as of March 31, 2024, excluding the portion owned by syndication partners and reflected as "noncontrolling interests" on the consolidated balance sheet, was $(70.1) million.
The Company accounts for its solar investments using the HLBV method of accounting. For the majority of the Company’s solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. The Company recognized net gains of $3.0 million and net losses of $1.9 million on its solar investments during the three months ended March 31, 2024 and 2023, respectively. These amounts, which include net losses attributable to third-party noncontrolling interest investors (syndication partners), are included in “other, net” in "other income (expense)" on the consolidated statements of income. Solar net losses attributed to noncontrolling interest investors was $1.2 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively, and is reflected in “net loss attributable to noncontrolling interests” in the consolidated statements of income. Excluding net losses attributed to noncontrolling interest investors, the Company recognized net gains on its solar investments of $4.2 million and $0.8 million during the three months ended March 31, 2024 and 2023, respectively.
As of March 31, 2024, the Company is committed to fund an additional $146.6 million on solar investments, of which $76.2 million is expected to be provided by syndication partners.

The following table presents, by remaining contractual maturity, the amortized cost and fair value of debt securities as of March 31, 2024:

	As of March 31, 2024
	1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available-for-sale asset-backed securities
Restricted Investments:
FFELP loan and other debt securities	$—	9,267	4,017	21,674	34,958
Fair value	—	9,270	4,037	22,769	36,076
Non-Nelnet Bank:
FFELP loan	8,796	9,206	22,190	223,143	263,335
Private education loan	—	—	—	269,983	269,983
Other debt securities	—	99	—	20,487	20,586
Total Non-Nelnet Bank	8,796	9,305	22,190	513,613	553,904
Fair value	8,697	9,244	21,651	497,751	537,343
Nelnet Bank:
FFELP loan	60,739	22,744	26,144	190,608	300,235
Private education loan	—	—	15,940	13,500	29,440
Other debt securities	—	47,839	11,868	51,208	110,915
Total Nelnet Bank	60,739	70,583	53,952	255,316	440,590
Fair value	61,249	70,585	53,924	259,510	445,268
Total available-for-sale asset-backed securities at amortized cost	$69,535	89,155	80,159	790,603	1,029,452
Total available-for-sale asset-backed securities at fair value	$69,946	89,099	79,612	780,030	1,018,687
Held-to-maturity investments
Non-Nelnet Bank:
Debt securities	$4,700	—	—	—	4,700
Fair value	4,700	—	—	—	4,700
Nelnet Bank:
FFELP loan asset-backed securities	—	3,278	1,407	143,753	148,438
Private education loan asset-backed securities	—	—	—	8,100	8,100
Total Nelnet Bank	—	3,278	1,407	151,853	156,538
Fair value	—	3,351	1,435	155,007	159,793
Total held-to-maturity investments at amortized cost	$4,700	3,278	1,407	151,853	161,238
Total held-to-maturity investments at fair value	$4,700	3,351	1,435	155,007	164,493
Beneficial interest in loan securitizations (a):
Amortized cost	$—	—	—	—	235,824
Fair value	$—	—	—	—	260,537
(a) The Company's beneficial interest in loan securitizations are not due at a singe maturity date.
The following table summarizes the unrealized positions for held-to-maturity investments and the beneficial interest in loan securitizations as of March 31, 2024:

	Carrying value	Gross unrealized gains	Gross unrealized losses (a)	Fair value
Asset-backed and other securities	$161,238	3,302	(47)	164,493
Beneficial interest in loan securitizations	235,824	28,806	(4,093)	260,537
(a) None of the unrealized losses at March 31, 2024 were due to credit losses.

The following table presents securities classified as available-for-sale that have gross unrealized losses at March 31, 2024 and the fair value of such securities as of March 31, 2024. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities in the table below have been evaluated to determine if a credit loss exists. As part of that assessment, the Company concluded it currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses.

	As of March 31, 2024
	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value
Available-for-sale asset-backed securities
Restricted Investments:
FFELP loan and other debt securities	$(80)	8,175	—	—	(80)	8,175
Non-Nelnet Bank:
FFELP loan	(335)	16,011	(2,708)	119,466	(3,043)	135,477
Private education loan	—	—	(21,547)	248,436	(21,547)	248,436
Total Non-Nelnet Bank	(335)	16,011	(24,255)	367,902	(24,590)	383,913
Nelnet Bank:
FFELP loan	(779)	26,112	(832)	34,654	(1,611)	60,766
Other debt securities	(63)	15,088	(1,435)	14,713	(1,498)	29,801
Total Nelnet Bank	(842)	41,200	(2,267)	49,367	(3,109)	90,567
Total available-for-sale asset-backed securities	$(1,257)	65,386	(26,522)	417,269	(27,779)	482,655
The following table summarizes the gross proceeds received and gross realized gains and losses related to sales of available-for-sale asset-backed securities.

	Three months ended
	March 31,
	2024	2023
Gross proceeds from sales	$153,373	492,173

Gross realized gains	$1,054	1,274
Gross realized losses	(502)	(6,256)
Net gains (losses)	$552	(4,982)

6. Intangible Assets
Intangible assets consisted of the following:

	Weighted average remaining useful life as of March 31, 2024 (months)
		As of	As of
		March 31, 2024	December 31, 2023
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $48,617 and $46,573, respectively)	102	$40,987	43,031
Trade names (net of accumulated amortization of $148 and $8,268, respectively)	97	622	642
Computer software (net of accumulated amortization of $659 and $574, respectively)	37	1,061	1,146
Total amortizable intangible assets, net	100	$42,670	44,819
The Company recorded amortization expense on its intangible assets of $2.1 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of March 31, 2024, the Company estimates it will record amortization expense as follows:

2024 (April 1 - December 31)	$6,342
2025	6,099
2026	6,012
2027	5,714
2028	5,354
2029 and thereafter	13,149
$42,670
7. Goodwill
The following table presents the carrying amount of goodwill as of March 31, 2024 and December 31, 2023 by reportable operating segment:

			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Total
Total goodwill	$23,639	92,507	41,883	—	—	—	158,029
8.  Bank Deposits
The following table summarizes Nelnet Bank’s interest-bearing deposits, excluding intercompany deposits:

	As of	As of
	March 31, 2024	December 31, 2023
Retail and other savings	$575,732	517,960
Brokered CDs, net of brokered deposit fees	204,174	203,522
Retail and other CDs (commercial and institutional)	19,320	20,060
Commercial	2,835	2,057
Total interest-bearing deposits	$802,061	743,599
As of March 31, 2024 and December 31, 2023, Nelnet Bank had intercompany deposits from Nelnet, Inc. and its subsidiaries totaling $158.6 million and $104.0 million, respectively, including a $40.0 million pledged deposit from Nelnet, Inc. as required under a Capital and Liquidity Maintenance Agreement with the FDIC. All intercompany deposits held at Nelnet Bank are eliminated for consolidated financial reporting purposes.

The following table presents certificates of deposit remaining maturities as of March 31, 2024:

One year or less	$—
After one year to two years	63,026
After two years to three years	159,320
After three years to four years	348
After four years to five years	800
After five years	—
Total	$223,494
Retail and other deposits include savings deposits from Educational 529 College Savings, Short Term Federal Investment Trusts, and Health Savings plan deposits. These deposits are large interest-bearing omnibus accounts structured to allow FDIC insurance to flow through to underlying individual depositors. There were no deposits exceeding the FDIC insurance limits as of March 31, 2024, with the exception of $45.0 million, which includes the commercial deposit, the pledged deposit from Nelnet, Inc., and an earmarked deposit required for intercompany transactions.
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

	Three months ended March 31,
	2024			2023
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$71,727	1,483	73,210	25,945	542	26,487
Denominator:
Weighted-average common shares outstanding - basic and diluted	36,404,364	752,607	37,156,971	36,580,204	764,400	37,344,604
Earnings per share - basic and diluted	$1.97	1.97	1.97	0.71	0.71	0.71

10.  Segment Reporting
See note 16 of the notes to consolidated financial statements included in the 2023 Annual Report for a description of the Company's operating segments. The following tables present the results of each of the Company's reportable operating segments reconciled to the consolidated financial statements.

	Three months ended March 31, 2024
			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Eliminations	Total
Total interest income	$1,894	7,866	231,463	17,064	15,616	3,815	(8,915)	268,802
Interest expense	—	—	190,905	9,497	2,418	676	(8,915)	194,580
Net interest income	1,894	7,866	40,558	7,567	13,198	3,139	—	74,222
Less provision for loan losses	—	—	6,555	4,373	—	—	—	10,928
Net interest income after provision for loan losses	1,894	7,866	34,003	3,194	13,198	3,139	—	63,294
Other income (expense):
Loan servicing and systems revenue	127,201	—	—	—	—	—	—	127,201
Intersegment revenue	6,886	49	—	—	—	—	(6,935)	—
Education technology services and payments revenue	—	143,539	—	—	—	—	—	143,539
Solar construction revenue	—	—	—	—	—	13,726	—	13,726
Other, net	710	—	4,983	375	12,941	(1,994)	—	17,015
(Loss) gain on sale of loans, net	—	—	(41)	—	—	—	—	(41)
Derivative settlements, net	—	—	1,555	202	—	—	—	1,757
Derivative market value adjustments, net	—	—	5,706	2,258	—	—	—	7,964
Total other income (expense), net	134,797	143,588	12,203	2,835	12,941	11,732	(6,935)	311,161
Cost of services:
Cost to provide education technology services and payments	—	48,610	—	—	—	—	—	48,610
Cost to provide solar construction services	—	—	—	—	—	14,229	—	14,229
Total cost of services	—	48,610	—	—	—	14,229	—	62,839
Operating expenses:
Salaries and benefits	76,722	40,167	1,195	2,721	358	23,521	(807)	143,875
Depreciation and amortization	5,109	2,683	—	260	—	8,716	—	16,769
Other expenses	19,538	7,558	3,418	1,128	11,802	13,402	—	56,845
Intersegment expenses, net	19,332	4,801	7,850	773	217	(26,845)	(6,128)	—
Total operating expenses	120,701	55,209	12,463	4,882	12,377	18,794	(6,935)	217,489
Income (loss) before income taxes	15,990	47,635	33,743	1,147	13,762	(18,152)	—	94,127
Income tax (expense) benefit	(3,838)	(11,435)	(8,099)	(259)	(3,274)	3,785	—	(23,119)
Net income (loss)	12,152	36,200	25,644	888	10,488	(14,367)	—	71,008
Net loss (income) attributable to noncontrolling interests	—	17	—	—	(120)	2,305	—	2,202
Net income (loss) attributable to Nelnet, Inc.	$12,152	36,217	25,644	888	10,368	(12,062)	—	73,210

Total assets as of March 31, 2024	$212,381	389,990	12,315,238	1,125,122	1,111,587	880,107	(635,763)	15,398,662

	Three months ended March 31, 2023
			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Eliminations	Total
Total interest income	$1,037	6,036	234,719	12,259	18,660	2,539	(9,282)	265,968
Interest expense	—	—	189,198	7,214	11,827	491	(9,282)	199,449
Net interest income	1,037	6,036	45,521	5,045	6,833	2,048	—	66,519
Less provision for loan losses	—	—	31,858	2,417	—	—	—	34,275
Net interest income after provision for loan losses	1,037	6,036	13,663	2,628	6,833	2,048	—	32,244
Other income (expense):
Loan servicing and systems revenue	139,227	—	—	—	—	—	—	139,227
Intersegment revenue	7,790	56	—	—	—	—	(7,846)	—
Education technology services and payments revenue	—	133,603	—	—	—	—	—	133,603
Solar construction revenue	—	—	—	—	—	8,651	—	8,651
Other, net	608	—	2,845	210	(741)	(16,993)	—	(14,071)
(Loss) gain on sale of loans, net	—	—	11,812	—	—	—	—	11,812
Derivative settlements, net	—	—	23,337	—	—	—	—	23,337
Derivative market value adjustments, net	—	—	(37,411)	—	—	—	—	(37,411)
Total other income (expense), net	147,625	133,659	583	210	(741)	(8,342)	(7,846)	265,148
Cost of services:
Cost to provide education technology services and payments	—	47,704	—	—	—	—	—	47,704
Cost to provide solar construction services	—	—	—	—	—	8,299	—	8,299
Total cost of services	—	47,704	—	—	—	8,299	—	56,003
Operating expenses:
Salaries and benefits	84,560	37,913	755	2,064	219	27,200	—	152,710
Depreciation and amortization	4,513	2,578	—	5	—	9,531	—	16,627
Other expenses	13,313	8,063	5,016	782	567	13,044	—	40,785
Intersegment expenses, net	21,057	5,800	8,696	80	129	(27,916)	(7,846)	—
Total operating expenses	123,443	54,354	14,467	2,931	915	21,859	(7,846)	210,122
Income (loss) before income taxes	25,219	37,637	(221)	(93)	5,177	(36,452)	—	31,267
Income tax (expense) benefit	(6,053)	(9,066)	53	35	(1,209)	7,990	—	(8,250)
Net income (loss)	19,166	28,571	(168)	(58)	3,968	(28,462)	—	23,017
Net loss (income) attributable to noncontrolling interests	—	138	—	—	(140)	3,472	—	3,470
Net income (loss) attributable to Nelnet, Inc.	$19,166	28,709	(168)	(58)	3,828	(24,990)	—	26,487

Total assets as of March 31, 2023	$232,667	424,742	14,939,324	1,000,659	1,206,023	1,002,249	(723,055)	18,082,609

11. Disaggregated Revenue
The following tables present disaggregated revenue by service offering or customer type for the Company's fee-based operating segments.
Loan Servicing and Systems

	Three months ended March 31,
	2024	2023
Government loan servicing	$105,474	108,880
Private education and consumer loan servicing	12,620	12,164
FFELP loan servicing	3,380	3,368
Software services	4,541	9,697
Outsourced services	1,186	5,118
Loan servicing and systems revenue	$127,201	139,227
Education Technology Services and Payments

	Three months ended March 31,
	2024	2023
Tuition payment plan services	$38,880	34,187
Payment processing	47,786	44,041
Education technology services	56,021	54,787
Other	852	588
Education technology services and payments revenue	$143,539	133,603
Solar Construction

	Three months ended March 31,
	2024	2023
Commercial revenue	$11,578	5,876
Residential revenue (a)	2,148	2,775
Solar construction revenue	$13,726	8,651
(a)    On April 12, 2024, the Company announced a change in its solar engineering, procurement, and construction operations to focus exclusively on the commercial solar market and will discontinue its residential solar operations. As a result, residential revenue will decline in future periods as existing customer contracts are completed.
Other Income (Expense)
The following table presents the components of "other, net" in "other income (expense)" on the consolidated statements of income:

	Three months ended March 31,
	2024	2023
Reinsurance premiums	$12,780	535
Borrower late fee income	3,133	2,247
Gain (loss) from solar investments, net	2,971	(1,947)
ALLO preferred return	2,409	2,249
Administration/sponsor fee income	1,546	1,772
Investment advisory services (WRCM)	1,508	1,612
Loss from ALLO voting membership interest investment	(10,693)	(20,213)
Investment activity, net	(1,298)	(3,577)
Other	4,659	3,251
Other, net	$17,015	(14,071)

12.  Major Customer
Government Loan Servicing
Nelnet Servicing, a subsidiary of the Company, earns loan servicing revenue from a servicing contract with the Department of Education (the "Department"). Revenue earned by the Company related to this contract was $105.5 million and $108.9 million for the three months ended March 31, 2024 and 2023, respectively.
The Company's legacy student loan servicing contract with the Department was scheduled to expire on December 14, 2023. In April 2023, Nelnet Servicing received a contract award from the Department, pursuant to which it was selected to provide continued servicing capabilities for the Department's student aid recipients under a new Unified Servicing and Data Solution (USDS) contract (the "New Government Servicing Contract") which replaced the legacy Department student loan servicing contract.
The New Government Servicing Contract became effective April 24, 2023 and has a five year base period, with 2 two-year and 1 one-year possible extensions. The Department's total loan servicing volume of existing borrowers will be allocated by the Department to Nelnet Servicing and four other third-party servicers that were awarded a USDS contract based on service and performance levels. Under the New Government Servicing Contract, Nelnet Servicing immediately began to make required servicing platform enhancements, for which it will be compensated from the Department on certain of these investments. Servicing under the New Government Servicing Contract went live on April 1, 2024 and the Company will recognize revenue in accordance with this new contract beginning in the second quarter of 2024. The Company earned revenue for servicing borrowers under the legacy servicing contract with the Department through March 31, 2024.
The New Government Servicing Contract has multiple revenue components with tiered pricing based on borrower volume, while revenue earned under the legacy servicing contract was primarily based on borrower status. Assuming borrower volume remains consistent under the New Government Servicing Contract, the Company expects revenue earned on a per borrower blended basis will decrease under the New Government Servicing Contract versus the legacy contract. However, consistent with the legacy contract, the Company expects to earn additional revenue from the Department under the New Government Servicing Contact for change requests and other support services.
13.  Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

	As of March 31, 2024			As of December 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
Asset-backed debt securities - available-for-sale	$99	1,018,588	1,018,687	99	955,804	955,903
Equity securities	56	—	56	73	—	73
Equity securities measured at net asset value (a)			54,970			50,834
Total investments	155	1,018,588	1,073,713	172	955,804	1,006,810
Derivative instruments	—	1,820	1,820	—	452	452
Total assets	$155	1,020,408	1,075,533	172	956,256	1,007,262
Liabilities:
Derivative instruments	$—	1,085	1,085	—	1,976	1,976
Total liabilities	$—	1,085	1,085	—	1,976	1,976
(a)    In accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of March 31, 2024
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$11,479,342	11,144,983	—	—	11,479,342
Accrued loan interest receivable	684,095	684,095	—	684,095	—
Cash and cash equivalents	179,682	179,682	179,682	—	—
Investments (at fair value)	1,073,713	1,073,713	155	1,018,588	—
Investments - held-to-maturity	164,493	161,238	—	164,493	—
Notes receivable	53,140	53,140	—	53,140	—
Beneficial interest in loan securitizations	260,537	235,824	—	—	260,537
Restricted cash	618,363	618,363	618,363	—	—
Restricted cash – due to customers	142,778	142,778	142,778	—	—
Derivative instruments	1,820	1,820	—	1,820	—
Financial liabilities:
Bonds and notes payable	10,481,221	10,582,513	—	10,481,221	—
Accrued interest payable	31,983	31,983	—	31,983	—
Bank deposits	781,814	802,061	528,315	253,499	—
Due to customers	274,757	274,757	274,757	—	—
Derivative instruments	1,085	1,085	—	1,085	—

	As of December 31, 2023
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$12,800,638	12,343,819	—	—	12,800,638
Accrued loan interest receivable	764,385	764,385	—	764,385	—
Cash and cash equivalents	168,112	168,112	168,112	—	—
Investments (at fair value)	1,006,810	1,006,810	172	955,804	—
Investments - held-to-maturity	163,622	162,738	—	163,622	—
Notes receivable	53,747	53,747	—	53,747	—
Beneficial interest in loan securitizations	262,093	225,079	—	—	262,093
Restricted cash	488,723	488,723	488,723	—	—
Restricted cash – due to customers	368,656	368,656	368,656	—	—
Derivative instruments	452	452	—	452	—
Financial liabilities:
Bonds and notes payable	11,629,359	11,828,393	—	11,629,359	—
Accrued interest payable	35,391	35,391	—	35,391	—
Bank deposits	722,973	743,599	467,420	255,553	—
Due to customers	425,507	425,507	425,507	—	—
Derivative instruments	1,976	1,976	—	1,976	—
The methodologies for estimating the fair value of financial assets and liabilities are described in note 23 of the notes to consolidated financial statements included in the 2023 Annual Report.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three months ended March 31, 2024 and 2023. All dollars are in thousands, except per share amounts, unless otherwise noted.)
The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. The discussion should be read in conjunction with the Company’s consolidated financial statements included in the 2023 Annual Report.

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
The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” section of the 2023 Annual Report and include such risks and uncertainties as:
•risks related to the ability to successfully maintain and increase allocated volumes of student loans serviced by the Company under existing and future servicing contracts with the Department, risks related to unfavorable contract modifications or interpretations, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of Federal Direct Loan Program, Federal Family Education Loan Program (the "FFEL Program" or FFELP), private education, and consumer loans;
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
•risks and uncertainties related to other initiatives to pursue additional strategic investments (and anticipated income therefrom) including venture capital and real estate investments, reinsurance, acquisitions, and other activities (including risks associated with errors that occasionally occur in converting loan servicing portfolios to a new servicing platform), including activities that are intended to diversify the Company both within and outside of its historical core education-related businesses;
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

OVERVIEW
The Company is a diverse, innovative company with a purpose to serve others and a vision to make dreams possible. The largest operating businesses engage in loan servicing and education technology services and payments. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes investments to further diversify both within and outside of its historical core education-related businesses including, but not limited to, investments in a fiber communications company (ALLO), early-stage and emerging growth companies (venture capital investments), real estate, reinsurance, and renewable energy (solar). The Company is also actively expanding its private education, consumer, and other loan portfolios, and in November 2020 launched Nelnet Bank.
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

	Three months ended March 31,
	2024	2023
GAAP net income attributable to Nelnet, Inc.	$73,210	26,487
Realized and unrealized derivative market value adjustments	(7,964)	37,411
Tax effect (a)	1,911	(8,979)
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$67,157	54,919

Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$1.97	0.71
Realized and unrealized derivative market value adjustments	(0.21)	1.00
Tax effect (a)	0.05	(0.24)
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments (b)	$1.81	1.47
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

Operating Segments
The Company's reportable operating segments are described in note 1 of the notes to consolidated financial statements included in the 2023 Annual Report. They include:
•Loan Servicing and Systems (LSS) - referred to as Nelnet Diversified Services (NDS)
•Education Technology Services and Payments (ETSP) - referred to as Nelnet Business Services (NBS)
•Asset Generation and Management (AGM), part of the Nelnet Financial Services (NFS) division
•Nelnet Bank, part of the NFS division
The Company earns fee-based revenue through its NDS and NBS reportable operating segments. The Company earns net interest income on its loan portfolio, consisting primarily of FFELP loans, through its AGM reportable operating segment. This segment is expected to generate significant amounts of cash as the FFELP portfolio amortizes. The Company actively works to maximize the amount and timing of cash flows generated from its FFELP portfolio and seeks to acquire additional loan assets to leverage its servicing scale and expertise to generate incremental earnings and cash flow. Nelnet Bank operates as an internet industrial bank franchise focused on the private education and unsecured consumer loan markets, with a home office in Salt Lake City, Utah. Other operating segments included in the NFS division include the Company's U.S. Securities and Exchange Commission (SEC)-registered investment advisor subsidiary, property and casualty reinsurance activities, investment activities in real estate, and investment debt securities (primarily student loan and other asset-backed securities) and interest expense incurred on debt used to finance such investments.
Other business activities and operating segments that are not reportable and not part of the NFS division are combined and included in Corporate and Other Activities ("Corporate"). Corporate also includes interest income earned on cash balances held at the corporate level and interest expense incurred on unsecured corporate related debt transactions, certain investment activities including its investment in ALLO and early-stage and emerging growth companies (venture capital investments), and certain shared service activities that are allocated to each operating segment based on estimated use of such activities and services. In addition, Corporate includes corporate costs and overhead functions not allocated to operating segments, including executive management, investments in innovation, and other holding company organizational costs.

The information below presents the operating results (net income (loss) before taxes) for each of the Company's reportable and certain other operating segments reconciled to the consolidated financial statements for the three months ended March 31, 2024 and 2023. See "Results of Operations" for each reportable operating segment, the NFS operating segments, and Corporate and Other Activities under this Item 2 for additional detail.

	Three months ended March 31,		Certain Items Impacting Comparability (All dollar amounts below are pre-tax)
	2024	2023
NDS	$15,990	25,219
•A decrease in before tax operating margin due primarily to a decrease in loan servicing and systems revenue, partially offset by a decrease in salaries and benefits resulting from restructure charges incurred during the first quarter of 2023 and staff reductions in 2023.

NBS	47,635	37,637
•An increase in before tax operating margin, excluding net interest income, due to increased revenue while maintaining a consistent cost structure.
•The recognition of $7.9 million of interest income in 2024 compared with $6.0 million in 2023 due to higher interest rates.

Nelnet Financial Services division:
AGM	33,743	(221)
•A net gain of $5.7 million related to changes in the fair values of derivative instruments that do not qualify for hedge accounting in 2024 compared with a net loss of $37.4 million in 2023.
•A decrease of $21.1 million in net interest income due to a decrease in core loan spread in 2024 compared with 2023.
•A decrease of $5.1 million in net interest income due to the decrease in the average balance of loans in 2024 compared with 2023.
•The recognition of $6.6 million in provision for loan losses in 2024 compared with $31.9 million in 2023.
•The recognition of a net gain of $11.8 million in 2023 from the sale of loans.
•The recognition of $21.8 million of investment interest in 2024 compared with $13.8 million in 2023 due to an increase in interest earned on the Company's partial ownership in loan securitizations that are accounted for as held-to-maturity beneficial interest investments.

Nelnet Bank	1,147	(93)
NFS other operating segments	13,762	5,177
•The recognition of $12.2 million of net interest income in 2024 compared with $6.4 million in 2023 due to higher average yield on interest-earning debt securities (bonds) and a decrease in outstanding debt used to finance such investments.
•The recognition of $4.0 million of realized losses on sales of investment securities in 2023.

Corporate:
Unallocated corporate costs	(10,045)	(12,989)
ALLO investment	(8,593)	(17,882)
•The recognition of a net loss from the ALLO voting membership interest investment of $10.7 million in 2024 compared with $20.2 million in 2023. Absent additional equity contributions, the Company will not recognize additional losses for its voting membership interests in ALLO.
•The recognition of income of $2.4 million and $2.2 million in 2024 and 2023, respectively, on the $155.0 million (as of March 31, 2024) outstanding preferred membership interests of ALLO. The preferred membership interests of ALLO held by the Company historically earned a preferred annual return of 6.25% that increased to 10.00% on April 1, 2024.

Nelnet Renewable Energy	(1,533)	(6,701)
•The recognition of a loss in the solar construction business of $4.0 million in 2024 compared with $3.1 million in 2023.
•The recognition of a net gain from tax solar investments of $3.0 million in 2024 compared with a net loss of $1.9 million in 2023.

Other corporate activities	2,019	1,120
Net income before taxes	94,127	31,267
Income tax expense	(23,119)	(8,250)
Net loss attributable to noncontrolling interests	2,202	3,470
•The majority of noncontrolling interests represents losses attributed to noncontrolling membership interests in the Company’s Nelnet Renewable Energy operating segment, which were $2.3 million and $3.5 million in 2024 and 2023, respectively.

Net income	$73,210	26,487

CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's consolidated operating results for the three months ended March 31, 2024 compared with the same period in 2023 is provided below.
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

	Three months ended
	March 31,
	2024	2023	Additional information
Loan interest	$216,724	225,243	Decrease was due to decreases in the average balance of loans and gross fixed rate floor income partially offset by an increase in the gross yield earned on loans.
Investment interest	52,078	40,725	Includes income from unrestricted interest-earning deposits and investments, and restricted cash in asset-backed securitizations. Increase was due to an increase in interest rates and an increase in interest earned on the Company's partial ownership in loan securitizations that are accounted for as held-to-maturity beneficial interest investments.
Total interest income	268,802	265,968
Interest expense	194,580	199,449	Decrease was due to a decrease in the average balance of debt outstanding partially offset by an increase in cost of funds.
Net interest income	74,222	66,519
Less provision for loan losses	10,928	34,275
Represents the current period provision to reflect the lifetime expected credit losses related to the Company's loan portfolio. See note 2 of the notes to consolidated financial statements in this report for the factors impacting provision for loan losses for the periods presented.

Net interest income after provision for loan losses	63,294	32,244
Other income (expense):
LSS revenue	127,201	139,227	See LSS operating segment - results of operations.
ETSP revenue	143,539	133,603	See ETSP operating segment - results of operations.
Solar construction revenue	13,726	8,651
Represents revenue earned from GRNE Solar providing solar construction services, including design and installations of residential and commercial solar systems. On April 12, 2024, the Company announced a change in its solar EPC operations to focus exclusively on the commercial solar market and will discontinue its residential solar operations. As a result, residential revenue will decline in future periods as existing customer contracts are completed. Residential solar construction revenue was $2.1 million and $2.8 million for the three months ended March 31, 2024 and 2023, respectively, and $11.8 million for the year ended December 31, 2023.

Other, net	17,015	(14,071)	See table below for the components of "other, net."
(Loss) gain on sale of loans, net	(41)	11,812
The Company recognized a loss and net gains from selling loans in 2024 and 2023, respectively. For additional information, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Derivative settlements, net	1,757	23,337
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. The majority of derivative settlements received in the periods presented was from the Company's derivatives used to hedge loans earning fixed rate floor income. To minimize the Company's exposure to market volatility and increase liquidity, the Company terminated this derivative portfolio on March 15, 2023. Subsequent to terminating these derivatives, during the second and fourth quarters of 2023, the Company entered into a total of $400 million notional amount of derivatives to hedge loans earning fixed rate floor income and other loans and investments in which the Company receives a fixed rate. See AGM operating segment - results of operations for additional information.

Derivative market value adjustments, net	7,964	(37,411)
Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments during the periods presented related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps. To minimize the Company's exposure to market volatility and increase liquidity, the Company terminated this derivative portfolio on March 15, 2023. As such, the Company expects the derivative market value adjustments in future periods will be less substantial.

Total other income (expense), net	311,161	265,148
Cost of services:
Cost to provide education technology services and payments	48,610	47,704	Represents direct costs to provide payment processing and instructional services in ETSP. See ETSP operating segment - results of operations.
Cost to provide solar construction services	14,229	8,299	Represents direct costs to provide solar construction services. Since the acquisition of GRNE in July 2022, it has incurred low and, in some cases, negative margins on certain projects.
Total cost of services	62,839	56,003

Operating expenses:
Salaries and benefits	143,875	152,710
Decrease was primarily due to restructuring charges recognized in the first quarter of 2023 and staff reductions in LSS to manage expenses due to delays in the government's student debt relief and return to repayment programs and lower pricing and reduced servicing volume for LSS's Department servicing contract. This was partially offset by an increase in ETSP due to annual merit pay increases and an increase in headcount to support the growth of the customer base and the investment in the development of new technologies.

Depreciation and amortization	16,769	16,627	Includes depreciation of property and equipment and the amortization of intangibles from prior business acquisitions.
Other expenses	56,845	40,785	Represents expenses necessary for operations, such as postage and distribution, consulting and professional fees, occupancy, communications, reinsurance loss reserve and acquisitions costs, and certain information technology-related costs. Increase was driven by an increase in NFS due to reinsurance loss reserve and acquisition costs as a result of growth in reinsurance policies and in LSS due to additional postage and communication costs as a result of borrowers returning to repayment on September 1, 2023.
Total operating expenses	217,489	210,122
Income before income taxes	94,127	31,267
Income tax expense	23,119	8,250	The effective tax rate was 24.0% and 23.7% for the three months ended March 31, 2024 and 2023, respectively. The Company expects its tax rate will range between 22% and 24% for the remainder of 2024.
Net income	71,008	23,017
Net loss attributable to noncontrolling interests	2,202	3,470	Represents the net income/loss attributable to the holders of noncontrolling membership interests. The majority is attributed to noncontrolling membership interests in the Company's Nelnet Renewable Energy operating segment.
Net income attributable to Nelnet, Inc.	$73,210	26,487
Additional information:			See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments.
Net income attributable to Nelnet, Inc.	$73,210	26,487
Derivative market value adjustments, net	(7,964)	37,411
Tax effect	1,911	(8,979)
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$67,157	54,919
The following table summarizes the components of "other, net" in "other income (expense)" on the consolidated statements of income.

	Three months ended March 31,
	2024	2023	Additional information
Reinsurance premiums	$12,780	535	See NFS division - results of operations - NFS other operating segments.
Borrower late fee income	3,133	2,247	See NFS division - results of operations - AGM operating segment.
Gain (loss) from solar investments, net	2,971	(1,947)	See Corporate - results of operations.
ALLO preferred return	2,409	2,249	See Corporate - results of operations.
Administration/sponsor fee income	1,546	1,772	See NFS division - results of operations - AGM operating segment.
Investment advisory services (WRCM)	1,508	1,612	See NFS division - results of operations - NFS other operating segments.
Loss from ALLO voting membership interest investment	(10,693)	(20,213)	See Corporate - results of operations.
Investment activity, net	(1,298)	(3,577)	See note (a) below for additional information.
Other	4,659	3,251
Other, net	$17,015	(14,071)
(a)    The Company anticipates fluctuations in future periodic earnings resulting from investment sales and valuation adjustments. Investment activity by operating segment and investment type follows:

	Real Estate	Venture Capital and Funds	Equity / Bonds	Total	Real Estate	Venture Capital and Funds	Equity / Bonds	Total
	Three months ended March 31,
	2024				2023
NFS - AGM	$—	322	—	322	—	(104)	(476)	(580)
NFS - Nelnet Bank	—	(179)	529	350	—	(263)	465	202
NFS - Other Operating Segments	(1,794)	—	212	(1,582)	1,148	—	(4,058)	(2,910)
Corporate	—	(388)	—	(388)	—	(289)	—	(289)
	$(1,794)	(245)	741	(1,298)	1,148	(656)	(4,069)	(3,577)

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Servicing Volumes

	As of
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Servicing volume (dollars in millions):
Government	$495,409	494,691	500,554	519,308	537,291	545,373
FFELP	15,783	17,462	18,400	19,021	19,815	20,226
Private and consumer	21,015	20,493	20,394	20,805	21,484	21,866
Total	$532,207	532,646	539,348	559,134	578,590	587,465

Number of servicing borrowers:
Government	14,328,013	14,503,057	14,543,382	14,898,901	15,518,751	15,777,328
FFELP	656,814	725,866	764,660	788,686	819,791	829,939
Private and consumer	882,256	894,703	896,613	899,095	925,861	951,866
Total	15,867,083	16,123,626	16,204,655	16,586,682	17,264,403	17,559,133

Number of remote hosted borrowers:	65,295	70,580	103,396	716,908	5,048,324	6,135,760
Government Loan Servicing
Nelnet Servicing earns loan servicing revenue from a servicing contract with the Department. The Company's legacy student loan servicing contract with the Department was scheduled to expire on December 14, 2023. In April 2023, Nelnet Servicing received a contract award from the Department, pursuant to which it was selected to provide continued servicing capabilities for the Department's student aid recipients under a new Unified Servicing and Data Solution (USDS) contract (the "New Government Servicing Contract") which replaced the legacy Department student loan servicing contract.
The New Government Servicing Contract became effective April 24, 2023 and has a five year base period, with 2 two-year and 1 one-year possible extensions. The Department's total loan servicing volume of existing borrowers will be allocated by the Department to Nelnet Servicing and four other third-party servicers that were awarded a USDS contract based on service and performance levels. Under the New Government Servicing Contract, Nelnet Servicing immediately began to make required servicing platform enhancements, for which it will be compensated from the Department on certain of these investments. Servicing under the New Government Servicing Contract went live on April 1, 2024 and the Company will recognize revenue in accordance with this new contract beginning in the second quarter of 2024. The Company earned revenue for servicing borrowers under the legacy servicing contract with the Department through March 31, 2024.
The New Government Servicing Contract has multiple revenue components with tiered pricing based on borrower volume, while revenue earned under the legacy servicing contract was primarily based on borrower status. Assuming borrower volume remains consistent under the New Government Servicing Contract, the Company expects revenue earned on a per borrower blended basis will decrease under the New Government Servicing Contract versus the legacy contract. However, consistent with the legacy contract, the Company expects to earn additional revenue from the Department under the New Government Servicing Contract for change requests and other support services. In addition, the Company has executed an agreement with a third-party servicer awarded a USDS contract to license its servicing software to such entity. The Company will begin to earn remote hosted servicing revenue from this new customer during the second quarter of 2024. The amount of revenue earned by the Company from this new customer will depend on the number of servicing borrowers allocated by the Department to the new customer.
Department of Education Debt Relief
In August 2022, the Department announced a broad-based student debt relief plan that would have provided up to $20,000 in one-time debt relief to income-qualified recipients with Department held student loans. On June 30, 2023, the Supreme Court ruled that the Department was prohibited from implementing this plan. After the invalidation of this broad-based relief plan, the Department announced plans to enter into a negotiated rulemaking process to achieve debt relief for federal student loan borrowers using provisions of the Higher Education Act (HEA). Publicly available negotiated rulemaking sessions occurred in the fourth quarter of 2023 and the first quarter of 2024. The Department published draft regulations for public comment in April 2024, including regulations that would grant automatic discharge for all federal student loans older than 20 or 25 years. The April 2024 draft publication did not include regulations to provide forgiveness for borrowers “experiencing financial hardship;”

however, publication and comment period for such regulations are expected in Summer of 2024. Final publication and effective date for all pending forgiveness regulations pursuant to the HEA are expected in Fall of 2024. The Company cannot predict the timing, nature, or ultimate outcome of any student debt relief program as a result of the negotiated rulemaking process. Revenue earned under the New Government Servicing Contract will decrease in future periods if the Department successfully implements its debt relief plan and/or if the Department initiates additional loan forgiveness or cancellation programs in the future.
Private Education Loan Servicing
In January 2024, Discover announced they were moving the servicing of its approximately $10 billion private education loan portfolio, representing approximately 500,000 borrowers, to the Company. The timing of the conversion of these loans to the Company’s platform is dependent on the timing of Discover’s potential sale of its portfolio.
Summary and Comparison of Operating Results

	Three months ended March 31,
	2024	2023	Additional information
Net interest income	$1,894	1,037	Increase was due to higher interest rates.
Loan servicing and systems revenue	127,201	139,227	See table below for additional information.
Intersegment servicing revenue	6,886	7,790
Represents revenue earned by LSS from servicing loans for AGM and Nelnet Bank. Decrease was due to the continued amortization of AGM's FFELP portfolio. FFELP intersegment servicing revenue will continue to decrease as AGM's FFELP portfolio pays off.

Other income	710	608	Represents revenue earned from providing administrative support services.
Total other income	134,797	147,625
Salaries and benefits	76,722	84,560
Decrease was due to the Company being fully staffed at the beginning of 2023 with contact center operations and support associates as the Company prepared for expiration of the federal student loan payment pause under the CARES Act. In the first half of 2023, the Company reduced staff to manage expenses due to delays in the government's student debt relief and return to repayment programs and lower pricing and reduced servicing volume for LSS's Department servicing contract. As part of these reductions, the Company recognized a restructuring charge of $2.7 million in the first quarter of 2023.

Depreciation and amortization	5,109	4,513
Other expenses	19,538	13,313	Increase was due to additional postage and communication costs due to borrowers returning to repayment on September 1, 2023.
Intersegment expenses	19,332	21,057	Represents costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	120,701	123,443
Income before income taxes	15,990	25,219
Income tax expense	(3,838)	(6,053)	Represents income tax expense at an effective tax rate of 24%.
Net income	$12,152	19,166
Before tax operating margin	11.9%	17.1%
Before tax operating margin represents before tax operating profitability as a percentage of revenue, and for LSS is calculated as income before income taxes divided by the total of loan servicing and systems revenue, intersegment servicing revenue, and other income. The Company uses this metric to monitor and assess the segment’s performance, manage operating costs, identify and evaluate business trends affecting the segment, and make strategic decisions, and believes that it provides additional information to facilitate an understanding of the operating performance of the segment and provides a meaningful comparison of the results of operations between periods.
Before tax operating margin decreased due primarily to a decrease in loan servicing and systems revenue as described in the table below, partially offset by a decrease in salaries and benefits resulting from restructure charges incurred during the first quarter of 2023 and staff reductions in 2023.

Loan servicing and systems revenue
The following table presents disaggregated revenue by service offering for each reporting period.

	Three months ended March 31,
	2024	2023	Additional information
Government loan servicing	$105,474	108,880
Represents revenue from the Company's Department legacy servicing contract. Decrease was due to the reduction of the monthly fee earned per borrower on certain borrower statuses by $0.19 effective April 1, 2023 and a decrease of borrowers serviced due to the Department transferring one million of the Company's existing borrowers to another third-party servicer during the second and third quarters of 2023. These decreases were partially offset by an increase in the average revenue earned on a per borrower blended basis as a result of borrowers moving to a repayment status on September 1, 2023.

Private education and consumer loan servicing	12,620	12,164	Increase was due to rate increases based on contractual consumer price index changes, partially offset by a decrease in the number of borrowers serviced.
FFELP loan servicing	3,380	3,368	Represents revenue from servicing third-party customers' FFELP portfolios. Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios pay off.
Software services	4,541	9,697
Represents revenue from providing remote hosted servicing software to certain Department and other servicers and providing diversified technology services. Decrease was primarily due to the transfer of all Department remote hosted borrowers to other third-party servicers throughout 2023 under the Department's legacy servicing contracts.

Outsourced services	1,186	5,118
Represents revenue from providing contact center and back office operational outsourcing services. Decrease was due to the contracts for support provided to certain Department servicers expiring in July 2023.

Loan servicing and systems revenue	$127,201	139,227

EDUCATION TECHNOLOGY SERVICES AND PAYMENTS OPERATING SEGMENT – RESULTS OF OPERATIONS
As discussed further in the Company's 2023 Annual Report, this segment of the Company’s business is subject to seasonal fluctuations which correspond, or are related to, the traditional school year. Based on the timing of revenue recognition and when expenses are incurred, revenue and before tax operating margin are higher in the first quarter compared with the remainder of the year.
Summary and Comparison of Operating Results

	Three months ended March 31,
	2024	2023	Additional information
Net interest income	$7,866	6,036	Represents interest income on tuition funds held in custody for schools. Increase was due to higher interest rates.
Education technology services and payments revenue	143,539	133,603	See table below for additional information.
Intersegment revenue	49	56
Total other income	143,588	133,659
Cost of services	48,610	47,704	See table below for additional information.
Salaries and benefits	40,167	37,913	Increase was due to annual merit pay increases and an increase in headcount to support the growth of the customer base and the investment in the development of new technologies.
Depreciation and amortization	2,683	2,578	Represents primarily amortization of intangible assets from prior business acquisitions.
Other expenses	7,558	8,063	Decrease was due to a decrease in consulting and professional services resulting from reduced outsourced work. Decrease was partially offset by an increase in technology services.
Intersegment expenses, net	4,801	5,800	Represents costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	55,209	54,354
Income before income taxes	47,635	37,637
Income tax expense	(11,435)	(9,066)	Represents income tax expense at an effective tax rate of 24%.
Net income	36,200	28,571
Net loss attributable to noncontrolling interests	17	138
Net income	$36,217	28,709

Education technology services and payments revenue
The following table presents disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Three months ended March 31,
	2024	2023	Additional information
Tuition payment plan services	$38,880	34,187	Increase was due to a higher number of payment plans in the K-12 and higher education markets for both new and existing customers.
Payment processing	47,786	44,041	Increase was due to increase in payment volumes for both the K-12 and higher education markets due to new customers and an increase in volume from existing customers.
Education technology services	56,021	54,787
Increase was due to an increase in revenue from the Company’s school information system software and application and enrollment services. This increase was partially offset by a decrease in FACTS learning management services revenue as a result of decrease in economic aid provided to private schools in response to the COVID 19 pandemic. Learning management instructional services revenue provided to private schools has been funded by the CARES Act and the Emergency Assistance to Non-Public Schools (EANS) programs. The EANS I program funding ended on September 30, 2023 and EANS II program funding ends on September 30, 2024. As economic aid provided to schools under the EANS programs stopped on September 30, 2023 (EANS I) and winds down (EANS II), future instructional services revenue will decrease from recent historical periods. Revenue earned under the EANS programs for the three months ended March 31, 2024 and 2023 was $10.6 million and $16.4 million, respectively.

Other	852	588
Education technology services and payments revenue	143,539	133,603
Cost of services	48,610	47,704
Represents direct costs to provide payment processing revenue and such costs decrease/increase in relationship to payment volumes. Costs to provide instructional services are also a component of this expense and decrease/increase in relationship to instructional services revenues.

Net revenue	$94,929	85,899
GAAP before tax operating margin	50.2%	43.8%
Before tax operating margin, excluding net interest income, is a non-GAAP measure of before tax operating profitability as a percentage of revenue, and for the ETSP segment is calculated as income before income taxes less net interest income divided by net revenue. The Company uses this metric to monitor and assess the segment’s performance, manage operating costs, identify and evaluate business trends affecting the segment, and make strategic decisions, and believes that it facilitates an understanding of the operating performance of the segment and provides a meaningful comparison of the results of operations between periods.
Before tax operating margin, excluding net interest income, increased due to increased net revenue while maintaining a consistent cost structure.

Net interest income	(8.3)	(7.0)
Non-GAAP before tax operating margin, excluding net interest income	41.9%	36.8%

NELNET FINANCIAL SERVICES DIVISION - RESULTS OF OPERATIONS
Asset Generation and Management Operating Segment
Loan Portfolio
As of March 31, 2024, the AGM operating segment had a $10.8 billion loan portfolio, consisting primarily of federally insured loans. For a summary of the Company’s loan portfolio as of March 31, 2024 and December 31, 2023, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans in the AGM operating segment:

	Three months ended March 31,
	2024	2023
Beginning balance	$12,049,462	14,169,771
Loan acquisitions:
Federally insured student loans	—	2,980
Consumer and other loans	80,730	250,706
Total loan acquisitions	80,730	253,686
Repayments, claims, capitalized interest, participations, and other, net	(350,496)	(410,239)
Loans lost to external parties	(779,655)	(268,696)
Loans sold	(200,099)	(261,902)
Ending balance	$10,799,942	13,482,620
The Company has partial ownership in certain consumer, private education, and federally insured student loan securitizations that are accounted for as held-to-maturity beneficial interest investments and included in "investments and notes receivable" in the Company's consolidated financial statements. As of the latest remittance reports filed by the various trusts prior to or as of March 31, 2024, the Company’s ownership correlates to approximately $1.79 billion of loans included in these securitizations. The loans held in these securitizations are not included in the above table.
Since late 2021, the Company has experienced accelerated run-off of its FFELP portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans as a result of the continued extension of the CARES Act payment pause on Department held loans and the initiatives offered by the Department for FFELP borrowers to consolidate their loans to qualify for loan forgiveness under the Public Service Loan Forgiveness and other programs. After multiple extensions of the student loans payment pause under the CARES Act, the payment and interest accrual suspension ended August 31, 2023, and Federal Direct Loan Program borrowers returned to repayment on September 1, 2023. In August 2022, the Department announced a broad-based student debt relief plan that would have provided up to $20,000 in one-time debt relief to income-qualified recipients with Department held student loans. On June 30, 2023, the Supreme Court ruled that the Department was prohibited from implementing this plan. After the invalidation of this broad-based relief plan, the Department announced plans to enter into a negotiated rulemaking process to achieve debt relief for federal student loan borrowers using provisions of the Higher Education Act (HEA). The Department released proposed regulatory text prior to holding its statutorily-required negotiated rulemaking sessions. Notably, the Department proposed forgiveness for certain groups of borrowers with privately-held FFELP loans without consolidation into the Federal Direct Loan Program as a prerequisite requirement for such forgiveness. Publicly available negotiated rulemaking sessions occurred in the fourth quarter of 2023 and the first quarter of 2024. The Department published draft regulations for public comment in April 2024, including regulations that would grant automatic discharge for all federal student loans, including privately-held FFELP loans, older than 20 or 25 years. The April 2024 draft publication did not include regulations to provide forgiveness for borrowers (including borrowers with privately-held FFELP loans) “experiencing financial hardship;” however, publication and comment period for such regulations are expected in Summer of 2024. Final publication and effective date for all pending forgiveness regulations pursuant to the HEA are expected in Fall of 2024. In addition, during 2023, the Department issued final regulations on the Saving on a Valuable Education (SAVE) income-driven repayment (IDR) plan. The SAVE plan makes significant changes to IDR to lower monthly payment amounts, subsidize interest, and accelerate time to forgiveness for some borrowers. FFELP borrowers can access the new income-driven repayment changes by consolidating their loans into the Federal Direct Loan Program. The benefits of the SAVE plan are conferred not exclusively on a go-forward basis, as has been the case with previous IDR rulemaking, meaning borrowers who consolidate into the Federal Direct Loan Program receive credit toward forgiveness for months in repayment prior to consolidation. The new income-driven repayment regulations are effective July 1,

2024; however, the Biden-Harris Administration announced implementation for some features starting July 30, 2023 and SAVE forgiveness starting February 2024. The proposed forgiveness regulations and implementation of the SAVE IDR plan regulations have increased, and may continue to increase, consolidation activity as FFELP borrowers (i) consolidate their loans into the Federal Direct Loan Program in order to be eligible for potential debt relief for Department borrowers and the SAVE plan and (ii) begin receiving automatic forgiveness for loans older than 20 or 25 years. Prepayments could significantly increase if the federal government and/or the Department initiate additional loan forgiveness or cancellation, other repayment options or plans, or consolidation loan programs.
Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance and loan status and delinquency amounts for each of AGM's loan portfolios as of March 31, 2024 and December 31, 2023; and the activity in AGM's allowance for loan losses and net charge-offs as a percentage of average loans for the three months ended March 31, 2024 and 2023, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
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

	Three months ended March 31,
	2024	2023
Variable loan yield, gross	7.99%	7.12%
Consolidation rebate fees	(0.80)	(0.81)
Discount accretion, net of premium and deferred origination costs amortization	0.09	0.05
Variable loan yield, net	7.28	6.36
Loan cost of funds - interest expense	(6.50)	(5.53)
Loan cost of funds - derivative settlements (a) (b)	0.01	0.03
Variable loan spread	0.79	0.86
Fixed rate floor income, gross	0.01	0.03
Fixed rate floor income - derivative settlements (a) (c)	0.04	0.68
Fixed rate floor income, net of settlements on derivatives	0.05	0.71
Core loan spread	0.84%	1.57%

Average balance of AGM's loans	$11,561,504	13,991,241
Average balance of AGM's debt outstanding	11,387,400	13,364,876
(a)    Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income (loan spread) as presented in this table. The Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's Non-Nelnet Bank derivative instruments, including the net settlement activity recognized by the Company for each type of derivative for the 2024 and 2023 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Income" and in this table.

A reconciliation of core loan spread, which includes the impact of derivative settlements on loan spread, to loan spread without derivative settlements follows.

	Three months ended March 31,
	2024	2023
Core loan spread	0.84%	1.57%
Derivative settlements (1:3 basis swaps)	(0.01)	(0.03)
Derivative settlements (fixed rate floor income)	(0.04)	(0.68)
Loan spread	0.79%	0.86%
(b)    Derivative settlements consist of net settlements received related to the Company’s 1:3 basis swaps.
(c)    Derivative settlements consist of net settlements received related to the Company’s floor income interest rate swaps.
The relationship between the indices in which AGM earns interest on its loans and funds such loans has a significant impact on loan spread. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on AGM’s FFELP student loan assets and related funding for those assets. In an increasing interest rate environment, student loan spread on FFELP loans increases in the short term because of the timing of interest rate resets on the Company's assets occurring daily in contrast to the timing of the interest rate resets on the Company's debt occurring either monthly or quarterly.
Variable loan spread was lower during the three months ended March 31, 2024 compared with the same period in 2023 due to a significant increase in short-term rates during the first quarter of 2023 compared with an insignificant change in rates for the same period in 2024.
The difference between variable loan spread and core loan spread is fixed rate floor income earned on a portion of AGM's federally insured student loan portfolio. A summary of fixed rate floor income and its contribution to core loan spread follows:

	Three months ended March 31,
	2024	2023
Fixed rate floor income, gross	$180	1,110
Derivative settlements (a)	1,190	22,478
Fixed rate floor income, net	$1,370	23,588
Fixed rate floor income contribution to spread, net	0.05%	0.71%

(a)    Derivative settlements consist of net settlements received related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
The decrease in gross fixed rate floor income for the three months ended March 31, 2024 compared with the same period in 2023 was due to higher interest rates in 2024 compared with 2023.
The Company had a significant portfolio of derivative instruments in which the Company paid a fixed rate and received a floating rate to economically hedge loans earning fixed rate floor income. On March 15, 2023, to minimize the Company's exposure to market volatility and increase liquidity, the Company terminated its derivative portfolio hedging loans earning fixed rate floor income ($2.8 billion in notional amount of derivatives). Through March 15, 2023, the Company had received cash or had a receivable from its clearinghouse related to variation margin equal to the fair value of the $2.8 billion notional amount of fixed rate floor derivatives as of March 15, 2023 of $183.2 million, which included $19.1 million related to current period settlements. Subsequent to terminating these derivatives, during the second and fourth quarters of 2023, the Company entered into a total of $400.0 million notional amount of derivatives to hedge loans earning fixed rate floor income and other loans and investments in which the Company receives a fixed rate.
The decrease in net derivative settlements received by the Company during the three months ended March 31, 2024, compared with the same period in 2023, was due to a decrease in the notional amount of derivatives outstanding and less favorable terms on the $400.0 million of notional derivatives entered into in 2023 compared with the $2.8 billion notional derivatives that were terminated due to an increase in interest rates from when the terminated derivatives were initially executed.

Summary and Comparison of Operating Results

	Three months ended March 31,
	2024	2023	Additional information
Net interest income after provision for loan losses	$34,003	13,663	See table below for additional analysis.
Other income, net	4,983	2,845	Represents primarily borrower late fees, income from providing administration activities for third parties, and income/losses from AGM's investment in joint ventures.
(Loss) gain on sale of loans, net	(41)	11,812
The Company recognized a loss and net gains from selling portfolios of loans in 2024 and 2023, respectively. For additional information, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Derivative settlements, net	1,555	23,337
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below. The majority of derivative settlements received in the periods presented was from the Company's derivative portfolio used to hedge loans earning fixed rate floor income. The decrease in net derivative settlements received by the Company was due to the termination of the floor income interest rate swaps in March 2023. See above under "Loan Spread Analysis" for further information.

Derivative market value adjustments, net	5,706	(37,411)
Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments during the periods presented related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps. On March 15, 2023, AGM terminated its portfolio of floor income interest rate swaps to minimize the Company's exposure to market volatility and increase liquidity. As such, the Company expects the derivative market value adjustments in future periods will be less substantial. See above under "Loan Spread Analysis" for further information.

Total other income, net	12,203	583
Salaries and benefits	1,195	755	Increase was due to additional headcount as the Company actively expands into new asset loan classes.
Other expenses	3,418	5,016	Represents primarily servicing fees paid to third parties. Decrease in servicing fees was due to the amortization of the FFELP student loan portfolio.
Intersegment expenses	7,850	8,696	Represents fees paid to LSS for the servicing of the majority of AGM’s loans. These amounts exceed the actual cost of servicing the loans. Intersegment expenses also includes costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	12,463	14,467
Total operating expenses were 43 basis points and 41 basis points of the average balance of loans for the three months ended March 31, 2024 and 2023, respectively. The increase in operating expenses as a percent of the average balance of loans was due to an increase in costs as the Company actively expands into new asset loan classes.

Income (loss) before income taxes	33,743	(221)
Income tax (expense) benefit	(8,099)	53	Represents income tax expense at an effective tax rate of 24%.
Net income (loss)	$25,644	(168)
Additional information:
GAAP net income (loss)	$25,644	(168)	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments.

			The decrease in non-GAAP net income, excluding derivative market value adjustments was due to (i) a decrease in the average balance of loans; (ii) a decrease in core loan spread; and (iii) the net gain on sale of loans in 2023. These changes were partially offset by (i) a decrease in provision expense and (ii) an increase in investment interest income on the Company's partial ownership in loan securitizations that are accounted for as held-to-maturity beneficial interest investments.
Derivative market value adjustments, net	(5,706)	37,411
Tax effect	1,369	(8,979)
Non-GAAP net income, excluding derivative market value adjustments	$21,307	28,264

Net interest income after provision for loan losses, net of settlements on derivatives
The following table summarizes the components of "net interest income after provision for loan losses" and "derivative settlements, net."

	Three months ended March 31,
	2024	2023	Additional information
Variable interest income, gross	$229,817	246,594	Decrease was due to a decrease in the average balance of loans partially offset by an increase in the gross yield earned on loans.
Consolidation rebate fees	(23,057)	(28,399)	Decrease was due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	2,688	1,607	Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years.
Variable interest income, net	209,448	219,802
Interest on bonds and notes payable	(184,145)	(182,063)	Increase was due to an increase in cost of funds, partially offset by a decrease in the average balance of debt outstanding.
Derivative settlements, net (a)	365	859	Represents net derivative settlements received related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives	25,668	38,598
Fixed rate floor income, gross	180	1,110	Decrease was due to higher interest rates.
Derivative settlements, net (a)	1,190	22,478
Represents net derivative settlements received related to the Company's floor income interest rate swaps. The decrease in net derivative settlements received by the Company was due to the termination of the floor income interest rate swaps in March 2023. See above under "Loan Spread Analysis" for further information.

Fixed rate floor income, net of settlements on derivatives	1,370	23,588
Core loan interest income (a)	27,038	62,186
Investment interest	21,835	13,807	Increase was due to an increase in the Company's partial ownership in loan securitizations that are accounted for as held-to-maturity beneficial interest investments.
Intercompany interest	(6,760)	(7,135)
Negative provision (provision) for loan losses - federally insured loans	1,870	(2,411)	See note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report for factors impacting provision for loan losses for the periods presented.
Negative provision (provision) for loan losses - private education loans	265	(240)
Provision for loan losses - consumer and other loans	(8,690)	(29,207)
Net interest income after provision for loan losses (net of settlements on derivatives) (a)	$35,558	37,000
(a)    Core loan interest income and net interest income after provision for loan losses (net of settlements on derivatives) are non-GAAP financial measures. For an explanation of GAAP accounting for derivative settlements and the reasons why the Company reports these non-GAAP measures (and the limitations thereof), see footnote (a) to the table immediately under the caption “Loan Spread Analysis” above. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative referred to in the "Additional information" column of this table, for the 2024 and 2023 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Income."

Nelnet Bank Operating Segment
Loan Portfolio
As of March 31, 2024, Nelnet Bank had a $483.7 million loan portfolio, consisting of $364.8 million of private education loans and $119.0 million of consumer and other loans. For a summary of the Company’s loan portfolio as of March 31, 2024 and December 31, 2023, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans in Nelnet Bank operating segment:

	Three months ended March 31,
	2024	2023
Beginning balance	$432,872	419,795
Loan acquisitions and originations:
Private education loans	16,715	14,226
Consumer and other loans	56,847	19,632
Total loan acquisitions and originations	73,562	33,858
Repayments	(22,711)	(14,529)
Loans sold to AGM	—	(117)
Ending balance	$483,723	439,007

Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance and loan status, delinquency amounts, and other key credit quality indicators for each of Nelnet Bank's loan portfolios as of March 31, 2024 and December 31, 2023; and the activity in Nelnet Bank's allowance for loan losses and net charge-offs as a percentage of average loans for the three months ended March 31, 2024 and 2023, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Deposits
As of March 31, 2024, Nelnet Bank had $960.6 million of deposits. All of Nelnet Bank’s deposits are interest-bearing and primarily consist of brokered certificates of deposit (CDs), retail and other savings deposits and CDs, and intercompany deposits. Retail and other savings deposits include deposits from Educational 529 College Savings and Health Savings plans, Short Term Federal Investment Trust (STFIT), and commercial and institutional CDs. Union Bank, a related party, is the program manager for the Educational 529 College Savings plans and trustee for the STFIT.
As of March 31, 2024, Nelnet Bank’s deposits included $158.6 million from Nelnet, Inc. (parent company) and its subsidiaries (intercompany), and thus have been eliminated for consolidated financial reporting purposes. The intercompany deposits include a pledged deposit of $40.0 million from Nelnet, Inc. as required under the Capital and Liquidity Maintenance Agreement with the FDIC, deposits required for intercompany transactions, operating deposits, and NBS custodial deposits consisting of tuition payments collected which are subsequently remitted to the appropriate school.

Average Balance Sheet
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities.

	Three months ended March 31, (a)
	2024		2023
	Balance	Rate	Balance	Rate
Average assets
Federally insured student loans	$—	—%	$64,655	5.93%
Private education loans	366,858	4.28	355,698	3.61
Consumer and other loans	97,136	13.23	7,308	12.30
Cash and investments	577,947	6.94	540,513	5.95
Total interest-earning assets	1,041,941	6.59%	968,174	5.14%
Non-interest-earning assets	12,767		9,323
Total assets	$1,054,708		$977,497
Average liabilities and equity
Brokered deposits	$204,651	1.39%	$205,411	1.39%
Intercompany deposits	160,349	4.90	187,872	4.96
Retail and other deposits	544,136	4.90	452,008	3.78
Total interest-bearing liabilities	909,136	4.11%	845,291	3.46%
Non-interest-bearing liabilities	8,477		5,608
Equity	137,095		126,598
Total liabilities and equity	$1,054,708		$977,497
(a) Calculated using average daily balances.

Summary and Comparison of Operating Results

	Three months ended March 31,
	2024	2023	Additional information
Total interest income	$17,064	12,259	Represents interest earned on loans, cash, and investments. Increase was due to an increase of these balances and interest rates.
Interest expense	9,497	7,214	Represents interest expense on deposits. Increase was due to an increase of deposits and interest rates.
Net interest income	7,567	5,045
Provision for loan losses	4,373	2,417
Increase in provision for loan losses was due to the mix of loans, including the mix of loans acquired and originated in 2024 compared with 2023. For additional information, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Net interest income after provision for loan losses	3,194	2,628
Other income	375	210	Represents primarily net gains and income from investments.
Derivative settlements, net	202	—
During the second and third quarter of 2023, Nelnet Bank entered into derivatives to hedge its exposure related to variable rate intercompany deposits to minimize volatility from future changes in interest rates. Nelnet Bank has designated its derivative instruments as cash flow hedges; however, because the hedged items are intercompany deposits, the derivative instruments are not eligible for hedge accounting in the consolidated financial statements. Accordingly, all changes in fair value of such derivatives are recorded through earnings and presented as "derivative market value adjustments, net" in the statements of operations. For additional information on Nelnet Bank's derivative portfolio, see note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Derivative market value adjustments, net	2,258	—
Total other income, net	2,835	210
Salaries and benefits	2,721	2,064	Represents salaries and benefits of Nelnet Bank associates and third-party contract labor. Increase was due to the overall growth of Nelnet Bank activities.
Depreciation	260	5
Other expenses	1,128	782	Represents various expenses such as consulting and professional fees, Nelnet Bank director fees, occupancy, certain technology-related costs, insurance, and marketing. Increase was due to the overall growth of Nelnet Bank activities.
Intersegment expenses	773	80
Represents fees paid to LSS for servicing certain of Nelnet Bank's loans. These amounts exceed the actual cost of servicing the loans. Intersegment expenses also include costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services. The majority of shared service costs incurred by the Company to support Nelnet Bank were not allocated to Nelnet Bank through the bank’s de novo period which ended at the end of 2023. The shared service and support costs incurred by the Company related to Nelnet Bank and not allocated to Nelnet Bank were $1.7 million for the three months ended March 31, 2023.

Total operating expenses	4,882	2,931
Income (loss) before income taxes	1,147	(93)
Income tax (expense) benefit	(259)	35	Represents income tax expense at an effective tax rate of 22.6% and 37.4% for the three months ended March 31, 2024 and 2023, respectively.
Net income (loss)	$888	(58)
Additional information:
Net income (loss)	$888	(58)	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional details about non-GAAP net income, excluding derivative market value adjustments.
Derivative market value adjustments, net	(2,258)	—
Tax effect	542	—
Net loss, excluding derivative market value adjustments	$(828)	(58)

NFS Other Operating Segments
The following table summarizes the operating results of other operating segments included in NFS that are not reportable. Income taxes are allocated based on 24% of income (loss) before taxes for each activity.
Summary and Comparison of Operating Results

	WRCM (a)	Nelnet Insurance Services (b)	Real estate investments (c)	Investment securities (d)	Total
	Three months ended March 31, 2024
Interest income	$3	818	141	14,654	15,616
Interest expense	—	—	—	(2,418)	(2,418)
Net interest income	3	818	141	12,236	13,198
Other income, net	1,477	13,066	(1,794)	192	12,941
Salaries and benefits	(55)	(114)	(189)	—	(358)
Other expenses	(75)	(11,657)	(70)	—	(11,802)
Intersegment expenses, net	(4)	(47)	(130)	(36)	(217)
Income (loss) before income taxes	1,346	2,066	(2,042)	12,392	13,762
Income tax (expense) benefit	(291)	(496)	487	(2,974)	(3,274)
Net (income) loss attributable to noncontrolling interests	(135)	—	15	—	(120)
Net income (loss)	$920	1,570	(1,540)	9,418	10,368
	Three months ended March 31, 2023
Interest income	$2	326	141	18,191	18,660
Interest expense	—	—	—	(11,827)	(11,827)
Net interest income	2	326	141	6,364	6,833
Other income, net	1,596	691	1,147	(4,175)	(741)
Salaries and benefits	(56)	(95)	(68)	—	(219)
Other expenses	(81)	(469)	(16)	(1)	(567)
Intersegment expenses, net	(3)	(31)	(95)	—	(129)
Income (loss) before income taxes	1,458	422	1,109	2,188	5,177
Income tax (expense) benefit	(315)	(101)	(268)	(525)	(1,209)
Net (income) loss attributable to noncontrolling interests	(146)	—	6	—	(140)
Net income (loss)	$997	321	847	1,663	3,828
(a)    The Company provides investment advisory services through Whitetail Rock Capital Management, LLC (WRCM), the Company's SEC-registered investment advisor subsidiary, under various arrangements. WRCM earned management fees of $1.4 million and $1.6 million during the three months ended March 31, 2024 and 2023, respectively. Fees earned by WRCM are included in "other income, net" in the table above.
(b)    Represents the operating results of the Company’s reinsurance treaties on property and casualty policies and the Company’s Nebraska chartered life and health company, which is in run-off mode and reinsures a decreasing term life insurance product distributed to FACTS. During the three months ended March 31, 2024 and 2023, the Company earned reinsurance premiums of $25.5 million and $1.1 million, respectively, and ceded $12.7 million and $0.6 million, respectively, of its earned reinsurance premiums, which are included in “other income, net” in the table above. During the three months ended March 31, 2024 and 2023, the Company recognized $22.8 million and $0.9 million, respectively, of loss reserve, commissions, and broker fees of which it ceded $11.5 million and $0.5 million, respectively, which are included in “other expenses” in the table above.
(c)    Represents the operating results of the Company’s real estate investments and the administrative costs to manage this portfolio. During the three months ended March 31, 2024 and 2023, the Company recognized $1.8 million of net losses and $1.1 million of net gains, respectively, from its real estate investments, which are included in "other income, net" in the table above. The loss recognized in the first quarter of 2024 relates primarily to the Company's proportionate share of the net losses of certain real estate investments accounted for under the equity method.
(d)    Represents interest income earned on investment debt securities (primarily student loan and other asset-backed securities, including Nelnet-owned asset-backed securities which it has repurchased and are eliminated in consolidation), unrealized gains/losses on marketable equity securities, realized gains/losses on marketable equity securities and investment debt securities, and other costs to manage these investments. Also includes interest expense incurred on debt used to finance such investments. The decrease in interest income in 2024 compared with 2023 was due to a decrease in the average balance of investments from $1.3 billion in 2023 to $0.9 billion in 2024, partially offset by an increase in interest rates. The decrease in interest expense in 2024 compared with 2023 was due to a decrease in the average debt outstanding from $0.9 billion in 2023 to $0.1 billion in 2024. Included in 2023 was $4.0 million of realized losses on sales of asset-backed and marketable securities, which are included in "other income, net" in the table above.

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
Summary and Comparison of Operating Results

		Nelnet Renewable Energy (b)
	Shared services (a)	Tax equity investments / syndication / administration	GRNE Solar	ALLO investment (c)	Venture capital investments (d)	Other	Total
	Three months ended March 31, 2024
Net interest income (expense)	$—	—	(312)	—	—	3,451	3,139
Solar construction revenue	—	—	13,726	—	—	—	13,726
Other income, net	706	3,067	42	(8,236)	(426)	2,853	(1,994)
Cost to provide solar construction services	—	—	(14,229)	—	—	—	(14,229)
Salaries and benefits	(20,020)	(683)	(1,371)	—	(237)	(1,210)	(23,521)
Depreciation and amortization	(8,368)	—	(250)	—	(6)	(92)	(8,716)
Other expenses	(9,891)	(171)	(885)	(356)	(16)	(2,083)	(13,402)
Intersegment expenses, net	27,528	291	(758)	(1)	(19)	(196)	26,845
Income (loss) before income taxes	(10,045)	2,504	(4,037)	(8,593)	(704)	2,723	(18,152)
Income tax (expense) benefit	2,411	(979)	794	2,062	169	(672)	3,785
Net loss attributable to noncontrolling interests	—	1,577	728	—	—	—	2,305
Net income (loss)	$(7,634)	3,102	(2,515)	(6,531)	(535)	2,051	(12,062)

	Three months ended March 31, 2023
Net interest income (expense)	$—	—	(232)	—	—	2,280	2,048
Solar construction revenue	—	—	8,651	—	—	—	8,651
Other income, net	626	(1,948)	6	(17,864)	(289)	2,476	(16,993)
Cost to provide solar construction services	—	—	(8,299)	—	—	—	(8,299)
Salaries and benefits	(23,384)	(870)	(1,196)	(30)	(190)	(1,530)	(27,200)
Depreciation and amortization	(8,830)	—	(617)	—	—	(84)	(9,531)
Other expenses	(10,240)	(765)	(886)	12	(165)	(1,000)	(13,044)
Intersegment expenses, net	28,839	(8)	(537)	—	(10)	(368)	27,916
Income (loss) before income taxes	(12,989)	(3,591)	(3,110)	(17,882)	(654)	1,774	(36,452)
Income tax (expense) benefit	3,117	165	610	4,292	157	(351)	7,990
Net loss attributable to noncontrolling interests	—	2,903	569	—	—	—	3,472
Net income (loss)	$(9,872)	(523)	(1,931)	(13,590)	(497)	1,423	(24,990)

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
(b)    Nelnet Renewable Energy includes solar tax equity investments made by the Company, administrative and management services provided by the Company on tax equity investments made by third parties, and solar construction and development. As of March 31, 2024, the Company has invested a total of $491.8 million (which includes $208.9 million syndicated to third-party investors) in solar tax equity investments. Due to the management and control of each of these investment partnerships, such partnerships that invest in tax equity investments are consolidated on the Company’s consolidated financial statements, with the co-investor’s portion being presented as noncontrolling interests.
Included in tax equity investments in the table above is the Company's share of income or loss from solar investments accounted for under the Hypothetical Liquidation at Book Value (HLBV) method of accounting. For the majority of the Company's solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. Nelnet Renewable Energy recognized net gains on its tax equity investments of $3.0 million and net losses of $1.9 million during the three months ended March 31, 2024 and 2023, respectively. These income statement amounts, which include amounts attributable to third-party noncontrolling interest investors, are included in “other income, net” in the table above. Solar net losses attributable to third-party noncontrolling interest investors was $1.2 million and $2.7 million for the three months ended March 31, 2024 and 2023, respectively, and are reflected in “net loss attributable to noncontrolling interests” in the table above.
Nelnet Renewable Energy syndicates tax equity investments to third parties and earns management and performance fees. Management fee income recognized by Nelnet Renewable Energy was $0.7 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively, which is included in "other income, net" in the table above.
In addition to solar tax equity investments, the Company has a solar construction company (GRNE Solar) that provides full-service engineering, procurement, and construction (EPC) services to residential homes and commercial entities. Since the acquisition of GRNE in 2022, it has incurred low and, in some cases, negative margins on certain projects. Due to the complexity and long-term nature of existing construction contracts, the Company may continue to incur low and/or negative margins to complete projects. In addition, higher interest rates reduced residential demand and made community solar projects more costly. On April 12, 2024, the Company announced a change in its solar EPC operations to focus exclusively on the commercial solar market and will discontinue its residential solar operations. As a result, residential revenue will decline in future periods as existing customer contracts are completed. Residential solar construction revenue was $2.1 million and $2.8 million for the three months ended March 31, 2024 and 2023, respectively, and $11.8 million for the year ended December 31, 2023.
(c)    Represents primarily the Company's share of loss on its voting membership interests and income on its preferred membership interest in ALLO.
The Company accounts for its approximately 45% voting membership interests in ALLO under the HLBV method of accounting. The Company recognized losses under the HLBV method of accounting on its ALLO voting membership interests investment of $10.7 million and $20.2 million during the three months ended March 31, 2024 and 2023, respectively. These amounts are reflected in “other income, net” in the table above. Absent additional equity contributions, the Company will not recognize additional losses for its voting membership interests in ALLO.
As of March 31, 2024, the outstanding preferred membership interests and accrued and unpaid preferred return of ALLO held by the Company was $155.0 million and $2.4 million, respectively. The preferred membership interests of ALLO held by the Company historically earned a preferred annual return of 6.25% that increased to 10.00% on April 1, 2024. The Company recognized income on its ALLO preferred membership interests of $2.4 million and $2.2 million during the three months ended March 31, 2024 and 2023, respectively. These amounts are reflected in “other income, net” in the table above.
As part of the ALLO recapitalization transaction completed in 2020, the Company and SDC (a third-party global digital infrastructure investor and member of ALLO) entered into an agreement, in which the Company has a contingent payment obligation to pay SDC a contingent payment amount of up to $35.0 million in the event the Company disposes of its voting membership interests of ALLO that it holds and realizes from such disposition certain targeted return levels. The Company recognized expense of $0.4 million associated with this obligation for the three months ended March 31, 2024, which is included in “other expenses” in the table above.
(d)    Represents the operating results of the Company’s venture capital investments, including Hudl which the Company accounts for using the measurement alternative method, and the administrative costs to manage this portfolio.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s Loan Servicing and Systems, and Education Technology Services and Payments operating segments are non-capital intensive and both produce positive operating cash flows. As such, a minimal amount of debt and equity capital is allocated to these segments and any liquidity or capital needs are satisfied using cash flow from operations.
Nelnet Bank was funded by the Company with an initial capital contribution of $100.0 million in November 2020 and the Company contributed an additional $30.0 million and $5.0 million to Nelnet Bank during 2022 and 2023, respectively. Based on Nelnet Bank's business plan for growth and current financial condition, the Company believes it will make additional capital contributions to the bank in future periods. Cash and investments held at Nelnet Bank are generally not available for Company activities outside of Nelnet Bank. See “Liquidity Impact Related to Nelnet Bank” included below for additional information.
Therefore, the Liquidity and Capital Resources discussion is concentrated on the Company’s liquidity and capital needs to meet existing debt obligations in the Asset Generation and Management operating segment and the Company's other initiatives to pursue additional strategic investments.
Sources of Liquidity
As of March 31, 2024, the Company's sources of liquidity included:

Cash and cash equivalents	$179,682
Less: Cash and cash equivalents held at Nelnet Bank (a)	(22,869)
Net cash and cash equivalents	156,813

Available-for-sale (AFS) debt securities (investments) - at fair value	1,018,687
Less: AFS debt securities held at Nelnet Bank - at fair value (a)	(445,268)
AFS private education loan debt securities - held as risk retention - at fair value (b)	(248,436)
Restricted investments	(36,076)
Unencumbered AFS debt securities (investments) - at fair value	288,907

Unencumbered private, consumer, and other loans (Non-Nelnet Bank) - at par	139,377

Unencumbered repurchased Nelnet issued asset-backed debt securities - at par (not included on consolidated financial statements) (c)	310,321

Unused capacity on unsecured line of credit (d)	495,000

Sources of liquidity as of March 31, 2024	$1,390,418
(a)    Cash and investments held at Nelnet Bank are generally not available for Company activities outside of Nelnet Bank.
(b)    The Company is sponsor for certain securitizations and as sponsor, is required to provide a certain level of risk retention. To satisfy this requirement, the Company has purchased bonds issued in the securitizations. The Company is required to retain these bonds as described under the caption “Repurchase Agreement” below.
(c)    The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties, redeem the notes at par as cash is generated by the trust estate, or pledge the securities as collateral on repurchase agreements. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale.
(d)    The Company has a $495.0 million unsecured line of credit that matures on September 22, 2026. As of March 31, 2024, there was no amount outstanding on the unsecured line of credit and $495.0 million was available for future use.
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

Cash Flows
The Company has historically generated positive cash flow from operations. During the three months ended March 31, 2024 and 2023, the Company generated $211.9 million and $122.8 million, respectively, in cash from operating activities. The increase in 2024 compared with 2023 was due to:
•An increase in net income;
•Proceeds of $4.2 million from the Company's clearinghouse for margin payments on derivatives during the three months ended March 31, 2024 compared with payments of $210.3 million for the same period in 2023;
•Adjustments to net income for the impact of the non-cash change in deferred income taxes; and
•The impact of changes to accrued interest receivable, accounts receivable, and other assets during the three months ended March 31, 2024 compared with the same period in 2023.
These factors were partially offset by:
•Adjustments to net income for derivative market value adjustments, the impact of provision for loan losses, and gain/losses on investments;
•No proceeds from the termination of derivative instruments during the three months ended March 31, 2024 compared with $164.1 million for the same period in 2023; and
•The impact of changes to other liabilities during the three months ended March 31, 2024 compared with the same period in 2023.
The primary items included in the statement of cash flows for investing activities are the purchase, origination, repayment, and sale of loans, the purchase and sale of available-for-sale securities, and the purchase of other investments (primarily solar investments). The primary items included in financing activities are proceeds from the issuance of and payments on bonds and notes payable and the change in deposits at Nelnet Bank used to fund loans and investment activity. Cash provided by investing activities and used in financing activities for the three months ended March 31, 2024 was $1.1 billion and $1.4 billion, respectively. Cash provided by investing activities and used in financing activities for the three months ended March 31, 2023 was $0.7 billion and $1.3 billion, respectively. Investing and financing activities are further addressed in the discussion that follows.
Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral
The following table shows AGM's debt obligations outstanding that are secured by loan assets and related collateral.

	As of March 31, 2024
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$9,423,035	8/26/30 - 9/25/69
FFELP and consumer loan warehouse facilities	1,107,959	4/2/25 - 11/14/25
	$10,530,994
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
As of March 31, 2024, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, AGM currently expects future undiscounted cash flows from its portfolio to be approximately $1.22 billion as detailed below. The actual timing of cash flows released from the securitizations could be impacted based on when and if the Company terminates a securitization by exercising clean-up calls on the underlying securities when the assets in such securitization get to a certain threshold.
The forecasted cash flow presented below includes loans funded in asset-backed securitizations as of March 31, 2024, the majority of which are federally insured student loans. As of March 31, 2024, AGM had $9.5 billion of loans included in asset-backed securitizations, which represented 88.4% of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities, unencumbered private education, consumer, and other loans funded with operating cash, loans acquired subsequent to March 31, 2024, loans owned by Nelnet Bank, and cash flows relating to the Company's ownership of beneficial interest in loan securitizations (such beneficial interest investments are classified as "investments and notes receivable" on the Company's consolidated balance sheets).
Asset-backed Securitization Cash Flow Forecast
$1.22 billion
(dollars in millions)

$300
$250
$200
$150
$100
$50
$-
$260
$185
$160
$100
$70
$85
$45
$100
$70
$40
$70
$35
2024
(Q2-Q4)
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035 and
after

The forecasted future undiscounted cash flows of approximately $1.22 billion include approximately $0.78 billion (as of March 31, 2024) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are included in the consolidated balance sheets in the balances of "loans and accrued interest receivable, net" and "restricted cash." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $0.44 billion, or approximately $0.33 billion after income taxes based on the estimated effective tax rate, represents estimated future net interest income (earnings) from the portfolio and is expected to be accretive to the Company's balance of consolidated shareholders' equity from the March 31, 2024 balance.
The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast. These assumptions are further discussed below.
Prepayments: The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments. A number of factors can affect estimated prepayment rates, including the level of consolidation activity, borrower default rates, and utilization of debt management options such as income-based repayment, deferments, and forbearance. Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates of 5% for federally insured consolidation loans and 6% for federally insured Stafford loans. Prepayment rates for private education loans range from 11% to 20%.
Since late 2021, the Company has experienced accelerated run-off (prepayments) of its FFELP portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans to qualify for loan forgiveness under various initiatives and programs offered by the federal government and the Department. See "Nelnet Financial Services Division -

Results of Operations - Asset Generation and Management Operating Segment - Loan Activity" included in this report's Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information related to the federal government and the Department's initiatives for debt relief that has increased, and may continue to increase, prepayment activity. Prepayments could significantly increase if the federal government and the Department initiate additional loan forgiveness or cancellation, other repayment options or plans, or consolidation loan programs. In addition, see Part I, Item 1A, "Risk Factors - Loan Portfolio - Prepayments risk" in the Company's 2023 Annual Report for additional information related to risks associated with loan prepayments.
The following table summarizes the estimated impact to the above forecasted cash flows if prepayments were greater than the prepayment rate assumptions used to calculate the forecasted cash flows.

Increase in prepayment rate	Reduction in forecasted cash flow from table above	Forecasted cash flow using increased prepayment rate
2x	$0.09 billion	$1.13 billion
4x	$0.26 billion	$0.96 billion
10x	$0.45 billion	$0.77 billion
If the entire AGM student loan portfolio prepaid, the Company would receive the full amount of overcollateralization included in the asset-backed securitizations of approximately $0.78 billion (as of March 31, 2024); however, the Company would not receive the $0.44 billion ($0.33 billion after tax) of estimated future earnings from the portfolio.
Interest rates: The Company funds a portion of its student loans with floating rate securities that are indexed to 90-day SOFR. Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to the 30-day average SOFR in effect for each day in a calendar quarter. The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk. The Company’s cash flow forecast assumes, for the life of the portfolio, a relationship between the various SOFR indices that is implied by the current forward SOFR curves. If the forecast is computed assuming a spread of an additional 12 basis points between Term SOFR and 30-day average SOFR for the life of the portfolio, the cash flow forecast would be reduced by approximately $40 million to $60 million.
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
Asset-backed Securities Transactions
The Company, through its subsidiaries, has historically funded loans by completing asset-backed securitizations. Depending on market conditions, the Company anticipates continuing to access the asset-backed securitization market. Such asset-backed securitization transactions would be used to refinance loans included in its warehouse facilities, loans purchased from third parties, and/or loans in its existing asset-backed securitizations.
There were no asset-backed securitization transactions completed during the three months ended March 31, 2024.
Other Uses of Liquidity
The Company no longer originates FFELP loans, but continues to acquire FFELP loan portfolios from third parties and believes additional loan purchase opportunities exist, including opportunities to purchase private education, consumer, and other loans (or investment interests therein).
The Company plans to fund additional loan acquisitions and related investments using current cash; cash provided by operating activities; proceeds from the sale of certain investments; its unsecured line of credit, its Union Bank student loan participation agreement, its Union Bank student loan asset-backed securities participation agreement, and its third-party repurchase agreement (each as described below), and/or establishing similar secured and unsecured borrowing facilities; using its existing warehouse facilities (as described above); increasing the capacity under existing and/or establishing new warehouse facilities; and continuing to access the asset-backed securities market.
Repurchase Agreement
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
During 2021, the Company sponsored four asset-backed securitization transactions to permanently finance a total of $8.7 billion of private education loans sold by Wells Fargo (which represented the total remaining loans originally purchased from Wells Fargo, factoring in borrower payments from the date of purchase). As sponsor, the Company is required to provide a certain level of risk retention, and has purchased bonds issued in such securitizations to satisfy this requirement. The bonds purchased to satisfy the risk retention requirement are reflected on the Company's consolidated balance sheets as "investments and notes receivable" and as of March 31, 2024, the fair value of these bonds was $248.4 million. The Company must retain these investment securities until the latest of (i) two years from the closing date of the securitization, (ii) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance, and (iii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time the Company can sell its investment securities (bonds) to a third party.
The Company entered into a repurchase agreement with a third party, of which a portion of the proceeds from such agreement were used to purchase the asset-backed investments, and such investments serve as collateral on the repurchase obligations. As of March 31, 2024, $114.5 million was outstanding on the Company's repurchase agreement. As of May 9, 2024, the maturity dates on this facility vary from November 27, 2024 through December 20, 2024, and the facility is subject to early termination upon 180 days' prior written notice provided by the Company or the counterparty prior to the maturity dates. The Company is subject to cash margin deficit payment requirements in the event the fair value of the securities subject to the repurchase agreement becomes less than the original purchase price of such securities.
Upon termination or maturity of the repurchase agreement, there can be no assurance that the Company will be able to maintain this or a similar agreement, or find alternative funding if necessary. If necessary, the Company would expect to use operating cash, consider the sale of unencumbered investments, or borrow on its unsecured line of credit to satisfy any remaining obligations.
Union Bank Participation Agreements
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of March 31, 2024, $469.7 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $900.0 million or an amount in excess of $900.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
The Company also has an agreement with Union Bank under which Union Bank has agreed to purchase from the Company participation interests in FFELP loan asset-backed securities (bond investments). The agreement automatically renews annually and is terminable by either party upon five business days' notice. On May 4, 2024, the agreement automatically renewed for another year through May 4, 2025. The Company can participate FFELP loan asset-backed securities to Union Bank to the extent of availability under the grantor trusts, up to $400.0 million or an amount in excess of $400.0 million if mutually agreed to by both parties. The Company maintains legal ownership of the FFELP loan asset-backed securities and, in its discretion, approves and accomplishes any sale, assignment, transfer, encumbrance, or other disposition of the securities. As such, the FFELP loan asset-backed securities subject to this agreement are included on the Company's consolidated balance sheets as "investments and notes receivable" and the participation interests outstanding have been accounted for by the Company as a secured borrowing. As of March 31, 2024, $0.1 million (par value) of FFELP loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement.

Liquidity Impact Related to Beneficial Interest in Loan Securitizations
The Company has partial ownership in consumer, private education, and federally insured student loan third-party securitizations that are classified as "beneficial interest in loan securitizations" and included in "investments and notes receivable" on the Company's consolidated balance sheets. These residual interests were acquired by the Company or have been received by the Company as consideration from selling portfolios of loans to unrelated third parties who securitized such loans. As of the latest remittance reports filed by the various trusts prior to or as of March 31, 2024, the Company's ownership correlates to approximately $1.79 billion of loans included in these securitizations
As of March 31, 2024, the investment balance on the Company's consolidated balance sheet of its beneficial interest in loan securitizations was $235.8 million. For a summary of this investment balance, see note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
The Company's partial ownership percentage in each loan securitization grants the Company the right to receive the corresponding percentage of cash flows generated by the securitization. As of March 31, 2024, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its partial ownership in these securitizations to be approximately $347.1 million. The vast majority of these cash flows are expected to be received over the next 5 years.
The difference between the total estimated future undiscounted cash flows from these residual interests ($347.1 million) and the investment carrying value ($235.8 million) of $111.3 million, or $84.6 million after income taxes based on the estimated effective tax rate, represents estimated future investment interest income (earnings) from these investments and is expected to be accretive to the Company's balance of consolidated shareholders' equity from the March 31, 2024 balance.
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
Under the regulatory framework for prompt corrective action, Nelnet Bank is subject to various regulatory capital requirements administered by the FDIC and the UDFI and must meet specific capital standards. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on Nelnet Bank’s business, results of operations, or financial condition. On January 1, 2020, the Community Bank Leverage Ratio (CBLR) framework, as issued jointly by the Office of the Comptroller of the Currency, the Federal Reserve Board, and the FDIC, became effective. Any banking organization with total consolidated assets of less than $10 billion, limited amounts of certain types of assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9% may opt into the CBLR framework quarterly. The CBLR framework allows banks to satisfy capital standards and be considered "well capitalized" under the prompt corrective action framework if their leverage ratio is greater than 9%, unless the banking organization's federal banking agency determines that the banking organization's risk profile warrants a more stringent leverage ratio. The FDIC has ordered Nelnet Bank to maintain at least a 12% leverage ratio. Nelnet Bank has opted into the CBLR framework for the quarter ended March 31, 2024 with a leverage ratio of 13.0%. Nelnet Bank intends to maintain at all times regulatory capital levels that meet both the minimum level necessary to be considered “well capitalized” under the FDIC’s prompt corrective action framework and the minimum level required by the FDIC.
Based on Nelnet Bank's business plan for growth and current financial condition, the Company believes it will make additional capital contributions to the bank in future periods.

Liquidity Impact Related to Nelnet Renewable Energy
The Company’s Nelnet Renewable Energy business makes solar tax equity investments. Through March 31, 2024, the Company has invested a total of $491.8 million (which includes $208.9 million syndicated to third-party investors) in tax equity investments in renewable energy solar partnerships. These investments provide a federal income tax credit under the Internal Revenue Code, equaling 30% to 40% of the eligible project cost, with the tax credit available when the project is placed-in-service. The Company is allowed to reduce its tax estimates paid to the U.S. Treasury based on the credits earned. Based on the timing of when the Company funds a project and decreases its tax estimate to the U.S. Treasury due to earning of the tax credit, the amount of capital funded to solar tax equity investments at any point in time is not significant and has a minimal impact on the Company’s liquidity. As of March 31, 2024, the Company is committed to fund an additional $146.6 million on tax equity investments, of which $76.2 million is expected to be provided by syndication partners.
In addition to solar tax equity investments, the Company has a strategy to own solar energy project assets. The Company plans to fund a portion of its current growth plans in owning solar energy projects using third-party debt and third-party tax equity. The collateral on any third-party debt would be limited to the assets of the specific solar projects. Any capital requirements for the origination or purchase of solar projects not funded by third-party debt and third-party tax equity would be provided by the Company using operating cash, borrowings on its unsecured line of credit, and/or the sale of investments.
Liquidity Impact Related to ALLO
Upon the deconsolidation of ALLO on December 21, 2020, the Company recorded its 45% voting membership interests in ALLO at fair value, and accounts for such investment under the HLBV method of accounting. In addition, the Company recorded its remaining non-voting preferred membership units of ALLO at fair value, and accounts for such investment as a separate equity investment. As of March 31, 2024, the outstanding preferred membership interests of ALLO held by the Company was $155.0 million that earned a preferred annual return of 6.25%. Accrued and unpaid preferred returns are converted to additional preferred membership interests each December 31. As of March 31, 2024, the accrued and unpaid preferred return was $2.4 million. On April 1, 2024, the preferred annual return on the non-voting preferred membership interests increased from 6.25% to 10.00%. On January 1, 2025, the preferred annual return will increase to 13.5%, commencing July 1, 2025, the return will increase to 15.0%, commencing January 1, 2026, the preferred return will increase to 17.5%, and beginning on January 1, 2027 and on each January 1 of each calendar year thereafter, the annual return will increase by an additional 2.5%.
As part of the ALLO recapitalization transaction in December 2020, the Company and SDC entered into an agreement, in which the Company has a contingent payment obligation to pay SDC a contingent payment amount of up to $35.0 million in the event the Company disposes of its voting membership interests of ALLO that it holds and realizes from such disposition certain targeted return levels. As of March 31, 2024, the estimated fair value of the contingent payment is $10.1 million.
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
Based on the derivative portfolio outstanding as of March 31, 2024, the Company does not anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to make variation margin payments to its third-party clearinghouse and/or payments to its counterparties for its non-centrally cleared derivatives.

Other Debt Facilities
As discussed above, the Company has a $495.0 million unsecured line of credit with a maturity date of September 22, 2026. As of March 31, 2024, the unsecured line of credit had no amount outstanding and $495.0 million was available for future use. Upon the maturity date of this facility, there can be no assurance that the Company will be able to maintain this line of credit, increase or maintain the amount outstanding under the line, or find alternative funding if necessary.
On December 21, 2023, the Company entered into a $10.0 million participation agreement with a third-party, the proceeds of which are collateralized by consumer loans. The third-party participant does not have the right to pledge, transfer, or otherwise dispose of their participation interest in all or any portion of the loans subject to this agreement. As such, the consumer loans subject to this agreement are included on the Company's consolidated balance sheet and the participation interests outstanding have been accounted for by the Company as a secured borrowing. This participation agreement will amortize as the consumer loans subject to the participation pay down. As of March 31, 2024, the outstanding balance on this participation agreement was $8.9 million.
Stock Repurchases
The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2025. As of March 31, 2024, 3,824,767 shares remained authorized for repurchase under the Company's stock repurchase program. Shares may be repurchased from time to time on the open market, in private transactions (including with related parties), or otherwise, depending on various factors, including share prices and other potential uses of liquidity.
Shares repurchased by the Company during the three months ended March 31, 2024 are shown below. Certain of these repurchases were made pursuant to trading plans adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. For additional information on stock repurchases during the first quarter of 2024, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share) (a)

Quarter ended March 31, 2024	396,724	$35,469	89.41
(a)     The average price of shares repurchased for the three months ended March 31, 2024 includes excise taxes.
Subsequent to March 31, 2024 (through May 9, 2024), the Company repurchased an additional 421,102 Class A common shares for $39.8 million (average price of $94.47 per share) under its stock repurchase program.
Dividends
On March 15, 2024, the Company paid a first quarter 2024 cash dividend on the Company's Class A and Class B common stock of $0.28 per share. In addition, the Company's Board of Directors has declared a second quarter 2024 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.28 per share. The second quarter cash dividend will be paid on June 14, 2024 to shareholders of record at the close of business on May 31, 2024.
The Company plans to continue making regular quarterly dividend payments, subject to future earnings, capital requirements, financial condition, and other factors.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the notes to consolidated financial statements included in the Company’s 2023 Annual Report includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.
On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most “critical” - that is, they are most important to the portrayal of the Company’s financial condition and results of operations and they require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has identified the allowance for loan losses as a critical accounting policy and estimate, as discussed further under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Loan Losses” in the Company’s 2023 Annual Report. For additional information regarding changes in the Company’s allowance for loan losses for the three months ended March 31, 2024 and 2023, see the caption “Activity in the Allowance for Loan Losses” in note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report. There have been no material changes to the Company’s critical accounting policy and estimate since December 31, 2023.
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
The following table sets forth AGM’s loan assets and debt instruments by rate characteristics:

	As of March 31, 2024		As of December 31, 2023
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$536,445	5.0%	$510,666	4.2%
Variable-rate loan assets	10,263,497	95.0	11,538,796	95.8
Total	$10,799,942	100.0%	$12,049,462	100.0%

Fixed-rate debt instruments	$509,294	4.8%	$561,557	4.8%
Variable-rate debt instruments	10,030,623	95.2	11,142,596	95.2
Total	$10,539,917	100.0%	$11,704,153	100.0%
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
No variable-rate floor income was earned by the Company in 2024 or 2023.
A summary of fixed rate floor income earned by the AGM operating segment follows.

	Three months ended March 31,
	2024	2023
Fixed rate floor income, gross	$180	1,110
Derivative settlements (a)	1,190	22,478
Fixed rate floor income, net	$1,370	23,588
(a)    Derivative settlements consist of settlements received related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
Gross fixed rate floor income decreased for the three months ended March 31, 2024 compared with the same period in 2023 due to higher interest rates in 2024 compared with 2023.
The Company had a significant portfolio of derivative instruments in which the Company paid a fixed rate and received a floating rate to economically hedge loans earning fixed rate floor income. During the first quarter of 2023, to minimize the Company's exposure to market volatility and increase liquidity, the Company terminated its derivative portfolio hedging loans earning fixed rate floor income ($2.8 billion in notional amount of derivatives). Through March 15, 2023, the Company had received cash or had a receivable from its clearinghouse related to variation margin equal to the fair value of the $2.8 billion notional amount of fixed rate floor derivatives as of March 15, 2023 of $183.2 million, which included $19.1 million related to current period settlements. Subsequent to terminating these derivatives, during the second and fourth quarters of 2023, the Company entered into a total of $400.0 million notional amount of derivatives to hedge loans earning fixed rate floor income and other loans and investments in which the Company receives a fixed rate.
The decrease in net derivative settlements received by the Company during the three months ended March 31, 2024, compared with the same period in 2023, was due to a decrease in the notional amount of derivatives outstanding and less favorable terms on the $400.0 million of notional derivatives entered into in 2023 compared with the $2.8 billion notional derivatives that were terminated due to an increase in interest rates from when the terminated derivatives were initially executed.
For further details of the Company’s derivatives used to hedge fixed rate loans, see note 4 of the notes to consolidated financial statements included in Part I, Item 1 of this report.
The following table shows AGM’s federally insured student loan assets that were earning fixed rate floor income as of March 31, 2024.

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
8.0 - 8.99%	8.25%	5.61%	$161,073
> 9.0%	9.06%	6.42%	106,942
			$268,015
(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of March 31, 2024, the weighted average estimated variable conversion rate was 5.93% and the short-term interest rate was 556 basis points.

AGM is also exposed to interest rate risk in the form of repricing risk and basis risk because the interest rate characteristics of AGM’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents AGM’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of March 31, 2024.

Index	Frequency of variable resets	Assets	Funding of student loan assets
30-day average SOFR (a)	Daily	$9,725,214	—
3-month H15 financial commercial paper	Daily	336,128	—
3-month Treasury bill	Daily	321,711	—
30-day average SOFR / 1-month CME Term SOFR	Monthly	—	6,198,559
90-day average SOFR / 3-month CME Term SOFR (a)	Quarterly	—	2,567,482
Asset-backed commercial paper (b)	Varies	—	1,066,197
Fixed rate	—	—	430,061
Auction-rate (c)	Varies	—	84,660
Other (d)	—	1,250,367	1,286,461
		$11,633,420	11,633,420
(a)    The Company has certain basis swaps outstanding in which the Company receives and pays the term adjusted SOFR plus the tenor spread adjustment to LIBOR. Prior to the discontinuation of LIBOR on June 30, 2023, the Company received three-month LIBOR set discretely in advance and paid one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of March 31, 2024.

Maturity	Notional amount (i)
2024	$1,750,000
2026	1,150,000
2027	250,000
$3,150,000
(i)    The weighted average rate paid by the Company on the 1:3 Basis Swaps as of March 31, 2024 was the term adjusted SOFR (plus the tenor spread adjustment relating to LIBOR) plus 10.1 basis points.
(b)    The interest rate on the Company's FFELP warehouse facilities is indexed to asset-backed commercial paper rates.
(c)    As of March 31, 2024, the Company was sponsor for $84.7 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (the “Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to SOFR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
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

	Interest rates
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from decrease of 100 basis points		Change from decrease of 300 basis points
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended March 31, 2024
Effect on earnings:
Increase in pre-tax net income before impact of derivative settlements	$711	0.7%	$2,500	2.7%	$1,941	2.1%	$8,557	9.1%
Impact of derivative settlements	746	0.8	2,238	2.3	(746)	(0.8)	(2,238)	(2.4)
Increase in net income before taxes	$1,457	1.5%	$4,738	5.0%	$1,195	1.3%	$6,319	6.7%
Increase in basic and diluted earnings per share	$0.03		$0.10		$0.02		$0.13
	Three months ended March 31, 2023
Effect on earnings:
Increase in pre-tax net income before impact of derivative settlements	$772	2.5%	$4,403	14.1%	$76	0.2%	$3,650	11.7%
Impact of derivative settlements (a)	—	—	—	—	—	—	—	—
Increase in net income before taxes	$772	2.5%	$4,403	14.1%	$76	0.2%	$3,650	11.7%
Increase in basic and diluted earnings per share	$0.02		$0.09		$0.00		$0.07
(a)On March 15, 2023, the Company terminated its derivative portfolio hedging loans earning fixed rate floor income. The table above excludes the impact of these derivatives for the entire period.

	Asset and funding index mismatches
	Increase of 10 basis points		Increase of 30 basis points		Increase of 10 basis points		Increase of 30 basis points
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended March 31, 2024				Three months ended March 31, 2023
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(1,017)	(1.0)%	$(3,050)	(3.2)%	$(1,113)	(3.6)%	$(3,339)	(10.7)%
Impact of derivative settlements	783	0.8	2,349	2.5	777	2.5	2,330	7.5
Decrease in net income before taxes	$(234)	(0.2)%	$(701)	(0.7)%	$(336)	(1.1)%	$(1,009)	(3.2)%
Decrease in basic and diluted earnings per share	$ (0.00)		$(0.01)		$(0.01)		$(0.02)

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
The following table presents Nelnet Bank's loan assets, asset-backed security investments, and deposits by rate characteristics:

	As of March 31, 2024		As of December 31, 2023
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$475,779		$424,284
Fixed-rate investments	70,743		34,644
Total fixed-rate assets	546,522	50.3%	458,928	47.7%
Variable-rate loan assets	7,944		8,588
Variable-rate investments	531,063		495,004
Total variable rate assets	539,007	49.7	503,592	52.3
Total assets	$1,085,529	100.0%	$962,520	100.0%

Fixed-rate deposits	$279,331	29.1%	$280,736	33.1%
Variable-rate deposits (a)	681,302	70.9	566,828	66.9
Total deposits	$960,633	100.0%	$847,564	100.0%
(a)    Nelnet Bank uses derivative instruments to hedge exposure to variability in cash flows of variable rate deposits to minimize the exposure to volatility in cash flows from future changes in interest rates. The derivatives are not reflected in the above table. See note 4 of the notes to the consolidated financial statements included under Part I, Item 1 of this report for a summary of Nelnet Bank's derivatives outstanding as of March 31, 2024.
Interest Rate and Market Risk - Investments
The following table presents the rates earned on the Company’s available-for-sale debt securities (investments) and debt facilities used to fund a portion of such investments. The table below excludes securities (investments) held by Nelnet Bank.

	Three months ended March 31,
	2024			2023
	Average balance	Interest income/ expense	Average yields/ rates	Average balance	Interest income/ expense	Average yields/ rates
Investments:
Asset-backed securities available-for-sale (a) (b)	$863,634	14,012	6.51%	$1,309,752	17,486	5.41%

Debt funding asset-backed securities available-for-sale:
Participation agreement - variable rate (c)	$91	1	4.41%	$365,115	5,059	5.62%
Repurchase agreements - variable rate (d)	137,914	2,417	7.03	511,759	6,768	5.36
	$138,005	2,418	7.03	$876,874	11,827	5.47
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
(b)    The majority of the Company’s asset-backed securities earn floating rates with expected returns of approximately SOFR + 100 to 350 basis points to maturity. As of March 31, 2024, $212.3 million (par value) of the Company’s asset-backed securities earn a weighted average fixed rate of 3.17%.
(c)    Interest incurred by the Company on amounts borrowed under the participation agreement is at a variable rate of SOFR + 62.5 basis points.
(d)    Interest incurred by the Company on amounts borrowed under repurchase agreements is at a variable rate of SOFR + 100 to 140 basis points.

The Company’s portfolio of asset-backed investment securities has limited liquidity, and the Company could incur a significant loss if the investments were sold prior to maturity at an amount less than the original purchase price. As of March 31, 2024, the gross unrealized loss on the Company’s available-for-sale debt securities was $27.8 million, and the aggregate fair value of available-for-sale debt securities with unrealized losses was $482.7 million. The Company currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2024. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material changes from the information referred to in the Legal Proceedings section of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 under Part I, Item 3 of such Form 10-K.
ITEM 1A.  RISK FACTORS
There have been no material changes from the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 in response to Part I, Item 1A of such Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the first quarter of 2024 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (c)	Maximum number of shares that may yet be purchased under the plans or programs (c)
January 1 - January 31, 2024	13,523	$82.79	13,523	4,167,651
February 1 - February 29, 2024	—	—	—	4,167,651
March 1 - March 31, 2024	383,201	89.03	342,884	3,824,767
Total	396,724	$88.82	356,407
(a)    The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (c) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 40,317 shares in March 2024. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.
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
ITEM 5.  OTHER INFORMATION
Rule 10b5-1 Trading Plans
The following table describes contracts, instructions, or written plans for the purchase or sale of the Company's securities adopted by the Company's directors or executive officers during the first quarter of 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan (a)	Aggregate Number of Securities to Be Purchased or Sold
Kathleen A. Farrell Director	3/6/2024	3/5/2025	Sale of 1,700 shares of Class A common stock
(a) A trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
ITEM 6.  EXHIBITS

10.1*+	Guaranty Supplement to the Third Amended and Restated Guaranty, dated as of March 15, 2024, in favor of U.S. Bank National Association, as Administrative Agent.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
+	Filed herewith for purposes of providing a complete set of all documents to the Third Amended and Restated Guaranty related to the Third Amended and Restated Credit Agreement, both dated September 22, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date:	May 9, 2024	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

Date:	May 9, 2024	By:	/s/ JAMES D. KRUGER
		Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer