Form 10-Q
period 2024-06-30
NELNET INC
filed 2024-08-08
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2024, there were 25,586,934 and 10,663,088 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
June 30, 2024

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)
	As of	As of
	June 30, 2024	December 31, 2023
Assets:
Loans and accrued interest receivable (net of allowance for loan losses of $96,764 and $104,643, respectively)	$10,939,519	13,108,204
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	33,000	34,912
Cash and cash equivalents - held at a related party	112,478	133,200
Total cash and cash equivalents	145,478	168,112
Investments and notes receivable (including investments at fair value of $948,792 and $988,841, respectively)	1,896,433	1,846,707
Restricted cash	538,446	488,723
Restricted cash - due to customers	259,479	368,656
Restricted investments	50,358	17,969
Accounts receivable (net of allowance for doubtful accounts of $4,272 and $4,304, respectively)	159,836	196,200
Goodwill	158,029	158,029
Intangible assets, net	40,521	44,819
Property and equipment, net	131,666	127,008
Other assets	181,428	187,957
Total assets	$14,501,193	16,712,384
Liabilities:
Bonds and notes payable	$9,567,708	11,828,393
Accrued interest payable	27,141	35,391
Bank deposits	890,472	743,599
Other liabilities	406,974	479,387
Due to customers	388,876	425,507
Total liabilities	11,281,171	13,512,277
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 25,585,840 shares and 26,400,630 shares, respectively	256	264
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 10,663,088 shares	107	107
Additional paid-in capital	657	3,096
Retained earnings	3,295,301	3,270,403
Accumulated other comprehensive loss, net	(2,260)	(20,119)
Total Nelnet, Inc. shareholders' equity	3,294,061	3,253,751
Noncontrolling interests	(74,039)	(53,644)
Total equity	3,220,022	3,200,107
Total liabilities and equity	$14,501,193	16,712,384
Supplemental information - assets and liabilities of consolidated education and other lending variable interest entities:
Loans and accrued interest receivable	$10,276,743	12,676,932
Restricted cash	515,844	451,932
Bonds and notes payable	(9,822,767)	(12,006,170)
Accrued interest payable and other liabilities	(102,370)	(135,748)
Net assets of consolidated education and other lending variable interest entities	$867,450	986,946
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest income:
Loan interest	$202,129	243,045	418,853	468,288
Investment interest	40,737	40,982	92,814	81,707
Total interest income	242,866	284,027	511,667	549,995
Interest expense on bonds and notes payable and bank deposits	176,459	233,148	371,039	432,597
Net interest income	66,407	50,879	140,628	117,398
Less provision (negative provision) for loan losses	3,611	(11,380)	14,440	791
Net interest income after provision for loan losses	62,796	62,259	126,188	116,607
Other income (expense):
Loan servicing and systems revenue	109,052	122,020	236,252	261,247
Education technology services and payments revenue	116,909	109,858	260,449	243,462
Solar construction revenue	9,694	4,735	23,420	13,386
Other, net	28,871	(9,167)	45,734	(24,235)
Loss on sale of loans	(1,438)	(5,461)	(1,579)	(15,753)
Impairment expense and provision for beneficial interests	(7,776)	—	(7,813)	—
Derivative market value adjustments and derivative settlements, net	3,182	2,070	12,903	(12,005)
Total other income (expense), net	258,494	224,055	569,366	466,102
Cost of services:
Cost to provide education technology services and payments	40,222	40,407	88,832	88,110
Cost to provide solar construction services	8,072	9,122	22,300	17,422
Total cost of services	48,294	49,529	111,132	105,532
Operating expenses:
Salaries and benefits	139,634	144,706	283,509	297,416
Depreciation and amortization	15,142	18,652	31,911	35,279
Other expenses	59,792	45,997	116,637	86,781
Total operating expenses	214,568	209,355	432,057	419,476
Income before income taxes	58,428	27,430	152,365	57,701
Income tax expense	14,753	10,187	37,936	18,273
Net income	43,675	17,243	114,429	39,428
Net loss attributable to noncontrolling interests	1,416	10,183	4,069	13,957
Net income attributable to Nelnet, Inc.	$45,091	27,426	118,498	53,385
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.23	0.73	3.22	1.43
Weighted average common shares outstanding - basic and diluted	36,525,482	37,468,397	36,841,227	37,406,843

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months ended June 30,				Six months ended June 30,
	2024		2023		2024		2023
Net income		$43,675		17,243		114,429		39,428
Other comprehensive income:
Net changes related to foreign currency translation adjustments	$	(21)		—		(16)		(3)
Net changes related to available-for-sale debt securities:
Unrealized holding gains arising during period, net of losses	8,874		8,649		25,635		17,300
Reclassification of (gains) losses recognized in net income, net	(1,053)		(918)		(1,605)		4,064
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	51		70		122		70
Income tax effect	(1,890)	5,982	(1,872)	5,929	(5,797)	18,355	(5,144)	16,290
Net changes related to equity method investee's other comprehensive income:
Gain (loss) on cash flow hedge	335		(501)		(632)		(499)
Income tax effect	(80)	255	120	(381)	152	(480)	120	(379)
Other comprehensive income		6,216		5,548		17,859		15,908
Comprehensive income		49,891		22,791		132,288		55,336
Comprehensive loss attributable to noncontrolling interests		1,416		10,183		4,069		13,957
Comprehensive income attributable to Nelnet, Inc.		$51,307		32,974		136,357		69,293

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of March 31, 2023	—	26,623,662	10,668,460	$—	266	107	4,639	3,243,985	(27,006)	(16,197)	3,205,794
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	11,703	11,703
Net income (loss)	—	—	—	—	—	—	—	27,426	—	(10,183)	17,243
Other comprehensive income	—	—	—	—	—	—	—	—	5,548	—	5,548
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(7,942)	(7,942)
Cash dividends on Class A and Class B common stock - $0.26 per share	—	—	—	—	—	—	—	(9,694)	—	—	(9,694)
Issuance of common stock, net of forfeitures	—	27,562	—	—	—	—	2,056	—	—	—	2,056
Compensation expense for stock based awards	—	—	—	—	—	—	3,884	—	—	—	3,884
Repurchase of common stock	—	(4,734)	—	—	—	—	(465)	—	—	—	(465)
Balance as of June 30, 2023	—	26,646,490	10,668,460	$—	266	107	10,114	3,261,717	(21,458)	(22,619)	3,228,127

Balance as of March 31, 2024	—	26,055,314	10,663,088	$—	261	107	1,101	3,304,197	(8,476)	(61,470)	3,235,720
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	6,618	6,618
Net income (loss)	—	—	—	—	—	—	—	45,091	—	(1,416)	43,675
Other comprehensive income	—	—	—	—	—	—	—	—	6,216	—	6,216
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(19,864)	(19,864)
Cash dividends on Class A and Class B common stock - $0.28 per share	—	—	—	—	—	—	—	(10,158)	—	—	(10,158)
Issuance of common stock, net of forfeitures	—	18,506	—	—	—	—	2,171	—	—	—	2,171
Compensation expense for stock based awards	—	—	—	—	—	—	2,733	—	—	—	2,733
Repurchase of common stock	—	(487,980)	—	—	(5)	—	(5,348)	(41,489)	—	—	(46,842)
Acquisition of remaining 20% of GRNE Solar, net of tax	—	—	—	—	—	—	—	(2,340)	—	2,093	(247)
Balance as of June 30, 2024	—	25,585,840	10,663,088	$—	256	107	657	3,295,301	(2,260)	(74,039)	3,220,022

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of December 31, 2022	—	26,461,651	10,668,460	$—	265	107	1,109	3,227,680	(37,366)	(8,596)	3,183,199
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	12,904	12,904
Net income (loss)	—	—	—	—	—	—	—	53,385	—	(13,957)	39,428
Other comprehensive income	—	—	—	—	—	—	—	—	15,908	—	15,908
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(12,970)	(12,970)
Cash dividends on Class A and Class B common stock - $0.52 per share	—	—	—	—	—	—	—	(19,348)	—	—	(19,348)
Issuance of common stock, net of forfeitures	—	226,086	—	—	1	—	5,119	—	—	—	5,120
Compensation expense for stock based awards	—	—	—	—	—	—	7,653	—	—	—	7,653
Repurchase of common stock	—	(41,247)	—	—	—	—	(3,767)	—	—	—	(3,767)
Balance as of June 30, 2023	—	26,646,490	10,668,460	$—	266	107	10,114	3,261,717	(21,458)	(22,619)	3,228,127

Balance as of December 31, 2023	—	26,400,630	10,663,088	$—	264	107	3,096	3,270,403	(20,119)	(53,644)	3,200,107
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	8,151	8,151
Net income (loss)	—	—	—	—	—	—	—	118,498	—	(4,069)	114,429
Other comprehensive income	—	—	—	—	—	—	—	—	17,859	—	17,859
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(26,570)	(26,570)
Cash dividends on Class A and Class B common stock - $0.56 per share	—	—	—	—	—	—	—	(20,528)	—	—	(20,528)
Issuance of common stock, net of forfeitures	—	69,914	—	—	1	—	3,297	—	—	—	3,298
Compensation expense for stock based awards	—	—	—	—	—	—	5,834	—	—	—	5,834
Repurchase of common stock	—	(884,704)	—	—	(9)	—	(11,570)	(70,732)	—	—	(82,311)
Acquisition of remaining 20% of GRNE Solar, net of tax	—	—	—	—	—	—	—	(2,340)	—	2,093	(247)
Balance as of June 30, 2024	—	25,585,840	10,663,088	$—	256	107	657	3,295,301	(2,260)	(74,039)	3,220,022

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Six months ended
	June 30,
	2024	2023
Net income attributable to Nelnet, Inc.	$118,498	53,385
Net loss attributable to noncontrolling interests	(4,069)	(13,957)
Net income	114,429	39,428
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	69,623	93,573
Loan discount and deferred lender fees accretion	(22,538)	(15,412)
Provision for loan losses	14,440	791
Derivative market value adjustments	(9,497)	35,407
Proceeds from termination of derivative instruments	—	164,079
Proceeds from (payments to) clearinghouse - initial and variation margin, net	5,716	(209,886)
Loss on sale of loans	1,579	15,753
Loss on investments, net	6,985	49,834
Deferred income tax benefit	(4,814)	(16,613)
Non-cash compensation expense	6,004	7,810
Impairment expense and provision for beneficial interests	7,813	—
Decrease (increase) in loan and investment accrued interest receivable	150,907	(4,884)
Decrease in accounts receivable	36,329	59,142
Decrease (increase) in other assets, net	39,667	(11,480)
Decrease in the carrying amount of ROU asset, net	1,911	2,390
Decrease in accrued interest payable	(8,250)	(123)
Decrease in other liabilities	(62,638)	(8,916)
Decrease in the carrying amount of lease liability	(1,982)	(2,568)
Other	(365)	75
Net cash provided by operating activities	345,319	198,400
Cash flows from investing activities:
Purchases and originations of loans	(430,575)	(411,868)
Purchases of loans from a related party	—	(467,519)
Net proceeds from loan repayments, claims, and capitalized interest	2,125,052	1,348,827
Proceeds from sale of loans	311,010	290,957
Purchases of available-for-sale securities	(272,031)	(296,468)
Purchases of restricted available-for-sale securities	(23,288)	—
Proceeds from sales of available-for-sale securities	265,887	577,548
Proceeds from sales of restricted available-for-sale securities	660	—
Proceeds from beneficial interest in loan securitizations	19,513	13,237
Purchases of other investments and issuance of notes receivable	(197,440)	(140,129)
Proceeds from other investments and repayments of notes receivable	53,635	14,982
Purchases of held-to-maturity debt securities	—	(2,889)
Redemption of held-to-maturity debt securities	5,041	1,487
Purchases of property and equipment	(33,842)	(37,253)
Net cash provided by investing activities	$1,823,622	890,912

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Six months ended
	June 30,
	2024	2023
Cash flows from financing activities:
Payments on bonds and notes payable	$(2,283,381)	(2,417,622)
Proceeds from issuance of bonds and notes payable	37	806,148
Payments of debt issuance costs	(693)	(2,214)
Increase in bank deposits, net	146,873	39,724
Decrease in due to customers	(36,642)	(48,728)
Dividends paid	(20,528)	(19,348)
Repurchases of common stock	(82,311)	(3,767)
Proceeds from issuance of common stock	967	890
Acquisition of noncontrolling interest	(325)	—
Issuance of noncontrolling interests	27,396	14,018
Distribution to noncontrolling interests	(2,335)	(1,920)
Net cash used in financing activities	(2,250,942)	(1,632,819)
Effect of exchange rate changes on cash and restricted cash	(87)	(84)
Net decrease in cash, cash equivalents, and restricted cash	(82,088)	(543,591)
Cash, cash equivalents, and restricted cash, beginning of period	1,025,491	1,357,616
Cash, cash equivalents, and restricted cash, end of period	$943,403	814,025

Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$355,943	386,686
Cash disbursements made for income taxes, net of refunds and credits received (a)	$11,932	43,510
Cash disbursements made for operating leases	$2,451	3,476
Non-cash operating, investing, and financing activity:
ROU assets obtained in exchange for lease obligations	$49	18,485
Receipt of beneficial interest in consumer loan securitizations as consideration from sale of loans	$13,693	53,896
Receipt of asset-backed investment securities as consideration from sale of loans	$—	58,182
Transfer of available-for-sale securities to restricted	$8,262	—
Distribution to noncontrolling interests	$24,235	11,050
Issuance of noncontrolling interests	$19,245	1,114
(a) The Company utilized $20.3 million and $13.9 million of federal and state tax credits related primarily to renewable energy during the six months ended June 30, 2024 and 2023, respectively.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows.

	As of	As of	As of	As of
	June 30, 2024	December 31, 2023	June 30, 2023	December 31, 2022
Total cash and cash equivalents	$145,478	168,112	121,769	118,146
Restricted cash	538,446	488,723	484,223	945,159
Restricted cash - due to customers	259,479	368,656	208,033	294,311
Cash, cash equivalents, and restricted cash	$943,403	1,025,491	814,025	1,357,616
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)
1.  Basis of Financial Reporting
The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2023 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report").
2.  Reclassifications and Immaterial Error Corrections
During the second quarter of 2024, the Company identified certain immaterial errors in the previously issued consolidated financial statements that have been corrected to conform to the June 30, 2024 presentation.
Loan Sales
The Company determined the reversal of provision for loan losses resulting from the sale of loans should be presented as a reduction to the provision for loan losses rather than the historical presentation as a gain/(loss) on sale of loans included in "other income (expense)" on the consolidated statements of income. Prior period amounts have been corrected to conform to the current period presentation resulting in a reclassification of $21.0 million and $43.1 million for the three and six months ended June 30, 2023, respectively. This correction had no impact on previously reported consolidated assets, liabilities, total equity, net income, and cash flows from operating activities.
Solar Tax Equity Investments
The Company relies on audited financial statements provided by third parties to record its share of earnings or losses on its solar tax equity investments. The Company determined that the Hypothetical Liquidation at Book Value (HLBV) method of accounting was not consistently adopted by all third parties in such audited financial statements for those solar tax equity investments made under a lease pass-through structure. The adoption of the HLBV method of accounting accelerates accounting losses in the initial years of the investment but has no impact on the overall economics of the transaction. During the second quarter of 2024, the Company fully adopted HLBV accounting for these investments and prior period amounts have been corrected, resulting in an increase in solar investment losses included in "other, net" in "other income (expense)" on the consolidated statements of income of $2.2 million and $3.2 million for the three and six months ended June 30, 2023, respectively, partially offset by an increase in "net loss attributed to noncontrolling interests" of $1.0 million and $1.3 million for the three and six months ended June 30, 2023, respectively. The after-tax net income impact to Nelnet, Inc. was a reduction of $0.8 million and $1.4 million for the three and six months ended June 30, 2023, respectively. Consolidated "total equity" on the consolidated balance sheet was reduced $21.8 million as of December 31, 2023 and $16.7 million as of December 31, 2022, with the 2022 impact reflecting the cumulative impact of this correction through such date.

3.  Loans and Accrued Interest Receivable and Allowance for Loan Losses
Loans and accrued interest receivable consisted of the following:

	As of	As of
	June 30, 2024	December 31, 2023
Non-Nelnet Bank:
Federally insured loans:
Stafford and other	$2,308,561	2,936,174
Consolidation	7,175,172	8,750,033
Total	9,483,733	11,686,207
Private education loans	247,437	277,320
Consumer and other loans	179,447	85,935
Non-Nelnet Bank loans	9,910,617	12,049,462
Nelnet Bank:
Private education loans	354,412	360,520
Consumer and other loans	187,939	72,352
Nelnet Bank loans	542,351	432,872

Accrued interest receivable	619,472	764,385
Loan discount and deferred lender fees, net of unamortized loan premiums and deferred origination costs	(36,157)	(33,872)
Allowance for loan losses:
Non-Nelnet Bank:
Federally insured loans	(54,180)	(68,453)
Private education loans	(13,065)	(15,750)
Consumer and other loans	(14,135)	(11,742)
Non-Nelnet Bank allowance for loan losses	(81,380)	(95,945)
Nelnet Bank:
Private education loans	(3,559)	(3,347)
Consumer and other loans	(11,825)	(5,351)
Nelnet Bank allowance for loan losses	(15,384)	(8,698)
	$10,939,519	13,108,204
The following table summarizes the allowance for loan losses as a percentage of the ending loan balance for each of the Company's loan portfolios.

	As of	As of
	June 30, 2024	December 31, 2023
Non-Nelnet Bank:
Federally insured loans (a)	0.57%	0.59%
Private education loans	5.28%	5.68%
Consumer and other loans (b)	7.88%	13.66%
Nelnet Bank:
Private education loans	1.00%	0.93%
Consumer and other loans	6.29%	7.40%
(a)    As of June 30, 2024 and December 31, 2023, the allowance for loan losses as a percent of the risk sharing component of federally insured student loans not covered by the federal guaranty was 20.9% and 21.8%, respectively.
(b)    Decrease as of June 30, 2024 compared with December 31, 2023 is due to the change in the mix of loans outstanding at the end of each period reported.
Loan Sales
During the three months ended June 30, 2024 and 2023, the Company sold $133.8 million and $158.3 million, respectively, of consumer loans, and recognized losses from such sales of $1.4 million and $5.5 million, respectively. During the six months ended June 30, 2024 and 2023, the Company sold $333.9 million and $420.2 million, respectively, of FFELP and consumer loans, and recognized losses from such sales of $1.6 million and $15.8 million, respectively. For certain of these loan sales, the Company has sold portfolios of loans to unrelated third parties who securitized such loans. As partial consideration received for the loans sold, the Company received residual interest in the loan securitizations and asset-backed investment securities that are included in "investments and notes receivable" on the Company's consolidated balance sheets.

Activity in the Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio segment.

	Balance at beginning of period	Provision (negative provision) for loan losses (a)	Charge-offs	Recoveries	Balance at end of period
	Three months ended June 30, 2024
Non-Nelnet Bank:
Federally insured loans	$61,723	(1,970)	(5,573)	—	54,180
Private education loans	14,736	—	(1,827)	156	13,065
Consumer and other loans	18,761	(2,255)	(2,634)	263	14,135
Nelnet Bank:
Private education loans	3,660	255	(460)	104	3,559
Consumer and other loans	7,128	7,519	(2,837)	15	11,825
	$106,008	3,549	(13,331)	538	96,764

	Three months ended June 30, 2023
Non-Nelnet Bank:
Federally insured loans	$79,331	—	(5,270)	—	74,061
Private education loans	15,175	—	(1,069)	216	14,322
Consumer and other loans	35,317	(12,873)	(2,880)	441	20,005
Nelnet Bank:
Federally insured loans	160	(4)	(2)	—	154
Private education loans	2,894	517	(506)	—	2,905
Consumer and other loans	1,827	989	—	—	2,816
	$134,704	(11,371)	(9,727)	657	114,263
	Six months ended June 30, 2024
Non-Nelnet Bank:
Federally insured loans	$68,453	(3,840)	(10,433)	—	54,180
Private education loans	15,750	(265)	(2,840)	420	13,065
Consumer and other loans	11,742	6,335	(4,586)	644	14,135
Nelnet Bank:
Private education loans	3,347	1,012	(906)	106	3,559
Consumer and other loans	5,351	11,236	(4,804)	42	11,825
	$104,643	14,478	(23,569)	1,212	96,764

	Six months ended June 30, 2023
Non-Nelnet Bank:
Federally insured loans	$83,593	2,411	(11,943)	—	74,061
Private education loans	15,411	240	(1,709)	380	14,322
Consumer and other loans	30,263	(5,770)	(5,149)	661	20,005
Nelnet Bank:
Federally insured loans	170	(12)	(4)	—	154
Private education loans	2,390	1,129	(614)	—	2,905
Consumer and other loans	—	2,816	—	—	2,816
	$131,827	814	(19,419)	1,041	114,263

(a) The following table presents the reduction to provision for loan losses as a result of the loan sales described under "Loan Sales" above.

	Provision for current period	Loan sale reduction to provision	Provision (negative provision) for loan losses
	Three months ended June 30, 2024
Non-Nelnet Bank
Consumer and other loans	$10,340	(12,595)	(2,255)

	Three months ended June 30, 2023
Non-Nelnet Bank
Consumer and other loans	$8,098	(20,971)	(12,873)

	Six months ended June 30, 2024
Non-Nelnet Bank
Consumer and other loans	$19,030	(12,695)	6,335

	Six months ended June 30, 2023
Non-Nelnet Bank
Consumer and other loans	$37,307	(43,077)	(5,770)
The following table summarizes annualized net charge-offs as a percentage of average loans for each of the Company's loan portfolios.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Non-Nelnet Bank:
Federally insured loans	0.22%	0.16%	0.19%	0.18%
Private education loans	2.64%	1.45%	1.85%	1.11%
Consumer and other loans	4.62%	4.07%	4.98%	3.22%
Nelnet Bank:
Federally insured loans	—	0.01%	—	0.01%
Private education loans	0.40%	0.57%	0.44%	0.35%
Consumer and other loans	7.44%	—	7.66%	—
The primary items impacting provision for loan losses during the periods presented above were the establishment of an initial allowance for consumer and other loans originated and acquired and the reversal of provision for consumer and other loans sold.
The Company recorded a negative provision for loan losses for its federally insured loan portfolio in 2024 due to the amortization of this portfolio and an increase in prepayment assumptions.
Unfunded Loan Commitments
As of June 30, 2024 and December 31, 2023, Nelnet Bank had a liability of approximately $119,000 and $158,000, respectively, related to $11.5 million and $12.3 million, respectively, of unfunded private education, consumer, and other loan commitments. When a new loan commitment is made, the Company records an allowance that is included in "other liabilities" on the consolidated balance sheet by recording a provision for loan losses. When the loan is funded, the Company transfers the liability to the allowance for loan losses. Below is a reconciliation of the provision for loan losses reported in the consolidated statements of income.

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Provision for loan losses from allowance activity table above	$3,549	(11,371)	14,478	814
Provision (negative provision) for unfunded loan commitments	62	(9)	(38)	(23)
Provision (negative provision) for loan losses reported in consolidated statements of income	$3,611	(11,380)	14,440	791

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

	As of June 30, 2024			As of December 31, 2023			As of June 30, 2023
Federally insured loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$440,891	4.6%		$522,304	4.5%		$612,357	4.8%
Loans in forbearance	702,539	7.4		979,588	8.4		930,629	7.3
Loans in repayment status:
Loans current	7,012,655		84.1%	8,416,624		82.6%	9,609,634		85.2%
Loans delinquent 31-60 days	339,262		4.1	377,108		3.7	496,953		4.4
Loans delinquent 61-90 days	234,746		2.8	254,553		2.5	360,728		3.2
Loans delinquent 91-120 days	151,447		1.8	187,145		1.9	157,685		1.4
Loans delinquent 121-270 days	377,660		4.5	685,829		6.7	457,100		4.1
Loans delinquent 271 days or greater	224,533		2.7	263,056		2.6	194,656		1.7
Total loans in repayment	8,340,303	88.0	100.0%	10,184,315	87.1	100.0%	11,276,756	87.9	100.0%
Total federally insured loans	9,483,733	100.0%		11,686,207	100.0%		12,819,742	100.0%
Accrued interest receivable	612,374			757,713			810,489
Loan discount, net of unamortized premiums and deferred origination costs	(24,222)			(28,963)			(33,764)
Allowance for loan losses	(54,180)			(68,453)			(74,061)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$10,017,705			$12,346,504			$13,522,406
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$7,906	3.2%		$9,475	3.4%		$10,440	4.6%
Loans in forbearance	2,248	0.9		2,529	0.9		1,874	0.8
Loans in repayment status:
Loans current	230,512		97.1%	257,639		97.1%	212,522		97.6%
Loans delinquent 31-60 days	2,814		1.2	3,395		1.3	1,643		0.7
Loans delinquent 61-90 days	1,395		0.6	1,855		0.7	1,253		0.6
Loans delinquent 91 days or greater	2,562		1.1	2,427		0.9	2,324		1.1
Total loans in repayment	237,283	95.9	100.0%	265,316	95.7	100.0%	217,742	94.6	100.0%
Total private education loans	247,437	100.0%		277,320	100.0%		230,056	100.0%
Accrued interest receivable	2,407			2,653			2,196
Loan discount, net of unamortized premiums	(7,194)			(8,037)			183
Allowance for loan losses	(13,065)			(15,750)			(14,322)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$229,585			$256,186			$218,113
Consumer and other loans - Non-Nelnet Bank:
Loans in deferment	$122	0.1%		$146	0.2%		$102	0.1%
Loans in repayment status:
Loans current	174,295		97.2%	81,195		94.6%	181,864		96.1%
Loans delinquent 31-60 days	2,100		1.2	2,035		2.4	2,794		1.5
Loans delinquent 61-90 days	1,857		1.0	1,189		1.4	2,533		1.3
Loans delinquent 91 days or greater	1,073		0.6	1,370		1.6	2,034		1.1
Total loans in repayment	179,325	99.9	100.0%	85,789	99.8	100.0%	189,225	99.9	100.0%
Total consumer and other loans	179,447	100.0%		85,935	100.0%		189,327	100.0%
Accrued interest receivable	763			861			2,246
Loan discount and deferred lender fees, net of unamortized premiums	(9,205)			(2,474)			750
Allowance for loan losses	(14,135)			(11,742)			(20,005)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses	$156,870			$72,580			$172,318

	As of June 30, 2024			As of December 31, 2023			As of June 30, 2023
Private education loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$41,394	11.7%		$25,957	7.2%		$16,996	4.8%
Loans in forbearance	1,985	0.6		1,285	0.4		1,797	0.5
Loans in repayment status:
Loans current	308,591		99.2%	331,580		99.4%	332,205		99.6%
Loans delinquent 30-59 days	934		0.3	839		0.3	691		0.2
Loans delinquent 60-89 days	444		0.2	253		0.1	241		0.1
Loans delinquent 90 days or greater	1,064		0.3	606		0.2	389		0.1
Total loans in repayment	311,033	87.7	100.0%	333,278	92.4	100.0%	333,526	94.7	100.0%
Total private education loans	354,412	100.0%		360,520	100.0%		352,319	100.0%
Accrued interest receivable	2,709			2,023			1,591
Deferred origination costs, net of unaccreted discount	5,501			5,608			5,366
Allowance for loan losses	(3,559)			(3,347)			(2,905)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$359,063			$364,804			$356,371
Consumer and other loans - Nelnet Bank (a):
Loans in deferment	$1,414	0.8%		$103	0.1%		$6	0.0%
Loans in repayment status:
Loans current	181,558		97.3%	69,584		96.3%	30,120		98.2%
Loans delinquent 30-59 days	1,516		0.8	1,075		1.5	277		0.9
Loans delinquent 60-89 days	1,814		1.0	941		1.3	205		0.7
Loans delinquent 90 days or greater	1,637		0.9	649		0.9	60		0.2
Total loans in repayment	186,525	99.2	100.0%	72,249	99.9	100.0%	30,662	100.0	100.0%
Total consumer and other loans	187,939	100.0%		72,352	100.0%		30,668	100.0%
Accrued interest receivable	1,219			575			214
Loan discount, net of unamortized premiums	(1,037)			(6)			—
Allowance for loan losses	(11,825)			(5,351)			(2,816)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses	$176,296			$67,570			$28,066
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
Nelnet Bank Private Education Loans

	Loan balance as of June 30, 2024
	Six months ended June 30, 2024	2023	2022	2021	2020	Total
FICO at origination:
Less than 705	$451	3,957	5,200	4,413	374	14,395
705 - 734	950	9,658	20,984	8,167	513	40,272
735 - 764	1,149	9,307	31,511	13,673	1,318	56,958
765 - 794	860	6,543	49,268	25,720	1,286	83,677
Greater than 794	1,760	17,464	72,638	53,755	4,801	150,418
No FICO score available or required (a)	2,610	6,082	—	—	—	8,692
	$7,780	53,011	179,601	105,728	8,292	354,412

	Loan balance as of December 31, 2023
	2023	2022	2021	2020	Total
FICO at origination:
Less than 705	$3,840	5,495	4,647	386	14,368
705 - 734	9,534	21,961	8,805	525	40,825
735 - 764	8,648	32,969	14,910	1,358	57,885
765 - 794	5,776	52,045	27,221	1,374	86,416
Greater than 794	15,057	77,996	58,695	5,226	156,974
No FICO score available or required (a)	4,052	—	—	—	4,052
	$46,907	190,466	114,278	8,869	360,520
Nelnet Bank Consumer and Other Loans

	Loan balance as of June 30, 2024
	Six months ended June 30, 2024	2023	2022	2021	2020	Prior years	Total
FICO at origination:
Less than 720	$13,041	17,016	—	1,360	1,625	1,800	34,842
720 - 769	41,116	30,354	25	6,888	5,793	3,464	87,640
Greater than 769	35,957	19,243	106	4,899	2,262	1,062	63,529
No FICO score available or required (a)	1,153	440	281	54	—	—	1,928
	$91,267	67,053	412	13,201	9,680	6,326	187,939

	Loan balance as of December 31, 2023
	2023	2022	2021	2020	Prior years	Total
FICO at origination:
Less than 720	$21,412	—	—	—	—	21,412
720 - 769	33,571	51	—	—	—	33,622
Greater than 769	16,484	109	—	—	—	16,593
No FICO score available or required (a)	386	284	55	—	—	725
	$71,853	444	55	—	—	72,352
(a)    Loans with no FICO score available or required refers to loans issued to borrowers for which the Company cannot obtain a FICO score or are not required to under a special purpose credit program. Management proactively assesses the risk and size of this loan category and, when necessary, takes actions to mitigate the credit risk.
Nonaccrual Status
The Company does not place federally insured loans on nonaccrual status due to the government guaranty. The amortized cost of private education, consumer, and other loans on nonaccrual status, as well as the allowance for loan losses related to such loans, as of June 30, 2024 and December 31, 2023, was not material.

Amortized Cost Basis by Origination Year
The following table presents the amortized cost of the Company's private education, consumer, and other loans by loan status and delinquency amount as of June 30, 2024 based on year of origination. Effective July 1, 2010, no new loan originations can be made under the FFEL Program and all new federal loan originations must be made under the Federal Direct Loan Program. As such, all the Company’s federally insured loans were originated prior to July 1, 2010.

	Six months ended June 30, 2024	2023	2022	2021	2020	Prior years	Total
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$—	—	657	3,325	713	3,211	7,906
Loans in forbearance	—	—	356	140	429	1,323	2,248
Loans in repayment status:
Loans current	—	207	4,053	5,141	42,508	178,603	230,512
Loans delinquent 31-60 days	—	—	13	45	380	2,376	2,814
Loans delinquent 61-90 days	—	—	7	8	167	1,213	1,395
Loans delinquent 91 days or greater	—	—	—	7	115	2,440	2,562
Total loans in repayment	—	207	4,073	5,201	43,170	184,632	237,283
Total private education loans	$—	207	5,086	8,666	44,312	189,166	247,437
Accrued interest receivable							2,407
Loan discount, net of unamortized premiums							(7,194)
Allowance for loan losses							(13,065)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$229,585
Gross charge-offs - six months ended June 30, 2024	$—	—	—	76	36	2,728	2,840

Consumer and other loans - Non-Nelnet Bank:
Loans in deferment	$—	122	—	—	—	—	122
Loans in repayment status:
Loans current	131,766	37,985	3,624	526	283	111	174,295
Loans delinquent 31-60 days	160	1,394	433	103	7	3	2,100
Loans delinquent 61-90 days	42	1,158	649	8	—	—	1,857
Loans delinquent 91 days or greater	14	852	176	14	17	—	1,073
Total loans in repayment	131,982	41,389	4,882	651	307	114	179,325
Total consumer and other loans	$131,982	41,511	4,882	651	307	114	179,447
Accrued interest receivable							763
Loan discount and deferred lender fees, net of unamortized premiums							(9,205)
Allowance for loan losses							(14,135)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses							$156,870
Gross charge-offs - six months ended June 30, 2024	$—	2,611	1,678	213	23	61	4,586

Private education loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$5,107	25,688	8,993	674	932	—	41,394
Loans in forbearance	24	149	1,274	430	108	—	1,985
Loans in repayment status:
Loans current	2,629	26,518	168,736	103,612	7,096	—	308,591
Loans delinquent 30-59 days	17	292	96	420	109	—	934
Loans delinquent 60-89 days	3	159	217	65	—	—	444
Loans delinquent 90 days or greater	—	205	285	527	47	—	1,064
Total loans in repayment	2,649	27,174	169,334	104,624	7,252	—	311,033
Total private education loans	$7,780	53,011	179,601	105,728	8,292	—	354,412
Accrued interest receivable							2,709
Deferred origination costs, net of unaccreted discount							5,501
Allowance for loan losses							(3,559)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$359,063
Gross charge-offs - six months ended June 30, 2024	$—	324	348	234	—	—	906

	Six months ended June 30, 2024	2023	2022	2021	2020	Prior years	Total
Consumer and other loans - Nelnet Bank (a):
Loans in deferment	$1,308	106	—	—	—	—	1,414
Loans in repayment status:
Loans current	89,467	62,838	412	12,980	9,656	6,205	181,558
Loans delinquent 30-59 days	146	1,247	—	57	6	60	1,516
Loans delinquent 60-89 days	223	1,459	—	92	—	40	1,814
Loans delinquent 90 days or greater	123	1,403	—	72	18	21	1,637
Total loans in repayment	89,959	66,947	412	13,201	9,680	6,326	186,525
Total consumer and other loans	$91,267	67,053	412	13,201	9,680	6,326	187,939
Accrued interest receivable							1,219
Loan discount, net of unamortized premiums							(1,037)
Allowance for loan losses							(11,825)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses							$176,296
Gross charge-offs - six months ended June 30, 2024	$73	4,724	—	—	—	7	4,804
(a) For the periods presented for Nelnet Bank, the delinquency bucket periods conform with the delinquency bucket periods reflected in Nelnet Bank's Call Reports filed with the Federal Deposit Insurance Corporation.

4.  Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of June 30, 2024
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$7,945,989	5.46% - 7.46%	8/26/30 - 9/25/69
Bonds and notes based on auction	75,735	0.00% - 6.45%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	8,021,724
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	389,462	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facilities	964,196	5.41% - 5.53%	7/15/25 / 4/1/26
Consumer loan warehouse facility	6,760	5.54%	11/14/25
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	65,683	6.90% / 7.59%	6/25/49 / 11/25/53
Fixed-rate bonds and notes issued in private education loan asset-backed securitizations	63,203	5.35% / 7.15%	12/28/43 / 11/25/53
Unsecured line of credit	—	—	9/22/26
Participation agreements	7,728	5.58% - 6.08%	5/4/25 / 1/30/33
Repurchase agreement	111,189	6.44% - 6.75%	11/27/24 / 12/20/24
Other - due to related party	4,856	5.00%	11/15/28 - 11/15/30
	9,634,801
Discount on bonds and notes payable and debt issuance costs	(67,093)
Total	$9,567,708

	As of December 31, 2023
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$9,552,667	5.45% - 7.47%	8/26/30 - 9/25/69
Bonds and notes based on auction	87,360	0.00% - 6.45%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	9,640,027
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	471,427	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facilities	1,398,485	5.41% - 5.70%	4/2/25 / 5/22/25
Consumer loan warehouse facility	23,691	5.70%	11/14/25
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	80,393	6.90% / 7.57%	6/25/49 / 11/25/53
Fixed-rate bonds and notes issued in private education loan asset-backed securitizations	80,130	5.35% / 7.15%	12/28/43 / 11/25/53
Unsecured line of credit	—	—	9/22/26
Participation agreements	10,063	5.58% - 6.08%	3/12/24 / 5/4/24
Repurchase agreement	208,164	6.35% - 6.81%	1/22/24 - 12/20/24
Other - due to related party	5,778	5.00% - 6.05%	3/1/24 - 11/15/30
	11,918,158
Discount on bonds and notes payable and debt issuance costs	(89,765)
Total	$11,828,393

Warehouse Facilities
The Company funds a portion of its loan acquisitions using warehouse facilities. Loan warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements. The following table summarizes the Company's warehouse facilities as of June 30, 2024.

Type of loans	Maximum financing amount	Amount outstanding	Amount available	Expiration of liquidity provisions	Final maturity date	Advance rate	Advanced as equity support
FFELP (a)	$875,000	643,034	231,966	7/15/2024	7/15/2025	note (b)	$45,502
FFELP (c)	375,000	321,162	53,838	4/1/2025	4/1/2026	92%	26,539
	$1,250,000	964,196	285,804				$72,041
Consumer (d)	$150,000	6,760	143,240	11/14/2024	11/14/2025	70%	$1,781
(a)    Effective March 6, 2024, the maximum financing amount on this facility was reduced from $1.25 billion to $950 million. On May 17, 2024, this facility was amended to reduce the maximum financing amount from $950 million to $875 million, and to extend the expiration of liquidity provisions and final maturity date to July 15, 2024 and July 15, 2025, respectively. On July 15, 2024, this facility was amended to reduce the maximum financing amount from $875 million to $800 million, and to extend the expiration of liquidity provisions and final maturity date to January 31, 2025 and January 31, 2026, respectively.
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
Unsecured Line of Credit
The Company has a $495.0 million unsecured line of credit that has a maturity date of September 22, 2026. As of June 30, 2024, no amount was outstanding on the line of credit and $495.0 million was available for future use.
Repurchase Agreement
The Company has a repurchase agreement with a non-affiliated third party, the proceeds of which are collateralized by certain private education loan asset-backed securities (bond investments). The outstanding balance under this agreement as of June 30, 2024 was $111.2 million. The agreement has various maturity dates through December 20, 2024 or earlier if either party provides 180 days’ prior written notice, and the Company is subject to margin deficit payment requirements if the fair value of the securities subject to the agreement is less than the original purchase price of such securities on any scheduled reset date. See note 6 for additional information about the private education loan asset-backed securities investments serving as collateral for this repurchase agreement.

Debt Repurchases
The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of June 30, 2024, the Company holds $311.7 million (par value) of its own FFELP asset-backed securities.
In April 2023, the Company redeemed $188.6 million of FFELP loan asset-backed debt securities (bonds and notes payable) prior to their maturity. The remaining unamortized debt discount associated with these bonds at the time of redemption was written-off, resulting in a $25.9 million non-cash expense recognized in April 2023. This expense is included in "interest expense on bonds and notes payable and bank deposits" on the consolidated statements of income.

5.  Derivative Financial Instruments
Non-Nelnet Bank Derivatives
The Company uses settled-to-market derivative financial instruments to manage interest rate risk. Derivative instruments used as part of the Company's interest rate risk management strategy are further described in note 5 of the notes to consolidated financial statements included in the 2023 Annual Report. A tabular presentation of such derivatives outstanding as of June 30, 2024 and December 31, 2023 is presented below.
Basis Swaps
The following table summarizes the Company’s outstanding basis swaps, in which the Company receives and pays the term adjusted Secured Overnight Financing Rate (SOFR) plus the tenor spread adjustment to LIBOR. Prior to the discontinuation of LIBOR on June 30, 2023, the Company received three-month LIBOR set discretely in advance and paid one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

Maturity	Notional amount
	As of	As of
	June 30, 2024	December 31, 2023
2024	$—	1,750,000
2026	1,150,000	1,150,000
2027	250,000	250,000
	$1,400,000	3,150,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of June 30, 2024 and December 31, 2023 was the term adjusted SOFR (plus the tenor spread adjustment relating to LIBOR) plus 10.4 basis points and 10.1 basis points, respectively.
Interest Rate Swaps – Floor Income Hedges
The following table summarizes the outstanding derivative instruments used by the Company as of June 30, 2024 and December 31, 2023 to economically hedge loans earning fixed rate floor income.

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

Nelnet Bank Derivatives
Interest Rate Swaps
The following table summarizes the outstanding non-centrally cleared derivative instruments used by Nelnet Bank as of June 30, 2024 and December 31, 2023 to hedge exposure to variability in cash flows related to variable rate intercompany deposits.

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

	Fair value of asset derivatives		Fair value of liability derivatives
	As of June 30, 2024	As of December 31, 2023	As of June 30, 2024	As of December 31, 2023
Interest rate swaps - Nelnet Bank	$2,112	452	780	1,976
Statements of Income
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Settlements:
1:3 basis swaps	$249	(65)	614	794
Interest rate swaps - floor income hedges	1,193	47	2,383	22,525
Interest rate swaps - Nelnet Bank	207	83	409	83
Total settlements - income	1,649	65	3,406	23,402
Change in fair value:
1:3 basis swaps	(232)	235	(586)	211
Interest rate swaps - floor income hedges	1,168	662	7,228	(36,726)
Interest rate swaps - Nelnet Bank	597	1,108	2,855	1,108
Total change in fair value - income (expense)	1,533	2,005	9,497	(35,407)
Derivative market value adjustments and derivative settlements, net - income (expense)	$3,182	2,070	12,903	(12,005)

6.  Investments and Notes Receivable
"Restricted investments" and “investments and notes receivable” consisted of the following:

	As of June 30, 2024				As of December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Restricted available-for-sale investments (at fair value):
FFELP loan and other debt securities	$47,968	2,473	(83)	50,358	16,993	1,069	(93)	17,969
Non-restricted available-for-sale investments (at fair value):
Non-Nelnet Bank:
FFELP loan	$220,076	6,910	(1,450)	225,536	271,479	4,883	(5,393)	270,969
Private education loan (a)	258,390	—	(22,442)	235,948	281,791	—	(28,874)	252,917
Other debt securities	33,673	2,042	—	35,715	41,693	2,020	(1,275)	42,438
Total Non-Nelnet Bank	512,139	8,952	(23,892)	497,199	594,963	6,903	(35,542)	566,324
Nelnet Bank:
FFELP loan (b)	227,124	8,090	(1,350)	233,864	304,555	4,488	(2,286)	306,757
Private education loan	—	—	—	—	17,083	20	(10)	17,093
Other debt securities	158,609	917	(1,418)	158,108	49,284	117	(1,641)	47,760
Total Nelnet Bank	385,733	9,007	(2,768)	391,972	370,922	4,625	(3,937)	371,610
Total available-for-sale asset-backed securities	$897,872	17,959	(26,660)	889,171	965,885	11,528	(39,479)	937,934
Equity securities				59,621				50,907
Total investments at fair value				948,792				988,841
Other Investments and Notes Receivable (not measured at fair value):
Held-to-maturity investments
Non-Nelnet Bank:
Debt securities				3,500				4,700
Nelnet Bank:
FFELP loan asset-backed securities (b)				217,283				149,938
Private education loan asset-backed securities				8,100				8,100
Total Nelnet Bank				225,383				158,038
Total held-to-maturity investments				228,883				162,738
Venture capital and funds:
Measurement alternative				196,803				194,084
Equity method				114,800				91,464
Total venture capital and funds				311,603				285,548
Real estate:
Equity method				125,989				103,811
Investment in ALLO:
Voting interest/equity method (c)				—				10,693
Preferred membership interest and accrued and unpaid preferred return (d)				176,092				155,047
Total investment in ALLO				176,092				165,740
Beneficial interest in loan securitizations (e):
Consumer loans, net of allowance for credit losses of $5,911 as of June 30, 2024				163,853				134,113
Private education loans				59,326				68,372
Federally insured student loans				20,790				22,594
Total beneficial interest in loan securitizations				243,969				225,079
Solar (f)				(176,105)				(146,040)
Notes receivable				28,565				53,747
Tax liens, affordable housing, and other				8,645				7,243
Total investments (not measured at fair value)				947,641				857,866
Total investments and notes receivable				$1,896,433				$1,846,707

(a)    A portion of the private education loan asset-backed securities were subject to a repurchase agreement with a third party, as discussed in note 4 under "Repurchase Agreement." As of June 30, 2024, the par value and fair value of these securities was $148.1 million and $130.7 million, respectively.
(b)    On May 22, 2024, securities at Nelnet Bank with a fair value of $70.6 million were transferred from available-for-sale to held-to-maturity. The securities were reclassified at fair value at the time of the transfer, and such transfer represented a non-cash transaction. Accumulated other comprehensive income as of May 22, 2024 included pre-tax unrealized gains of $3.4 million related to the transfer. These unrealized gains will be amortized, consistent with the amortization of any premiums on such securities, over the remaining lives of the respective securities as an adjustment of yield.
(c)    The Company accounts for its voting membership interests in ALLO under the Hypothetical Liquidation at Book Value (HLBV) method of accounting. Under the HLBV method of accounting on its ALLO voting membership interests investment, the Company recognized no losses and $12.2 million of losses during the three months ended June 30, 2024 and 2023, respectively, and losses of $10.7 million and $32.4 million during the six months ended June 30, 2024 and 2023, respectively. Losses from the Company's investment in ALLO are included in "other, net" in "other income (expense)" on the consolidated statements of income. Absent additional equity contributions with respect to ALLO's voting membership interests, the Company will not recognize additional losses for its voting membership interests in ALLO.
(d)    As of June 30, 2024, the outstanding preferred membership interests and accrued and unpaid preferred return of ALLO held by the Company was $169.5 million and $6.6 million, respectively. The Company historically earned a preferred annual return of 6.25% that increased to 10.00% on April 1, 2024 for $155.0 million of preferred membership interests of ALLO held by the Company. During the second quarter of 2024, the Company purchased an additional $14.5 million of preferred membership interests of ALLO, which earn a preferred annual return of 20.0%. The Company recognized income on its ALLO preferred membership interests of $4.2 million and $2.3 million during the three months ended June 30, 2024 and 2023, respectively, and $6.6 million and $4.5 million during the six months ended June 30, 2024 and 2023, respectively. This income is included in "other, net" in "other income (expense)" on the consolidated statements of income.
(e)    The Company has partial ownership in certain consumer, private education, and federally insured student loan securitizations. As of the latest remittance reports filed by the various trusts prior to or as of June 30, 2024, the Company's ownership correlates to approximately $1.12 billion, $500 million, and $315 million of consumer, private education, and federally insured student loans, respectively, included in these securitizations.
During the three months ended June 30, 2024, the Company recorded a $5.9 million allowance for credit losses (and related provision expense) related to certain of the Company's beneficial interest in consumer loan securitizations. As of June 30, 2024, the Company's estimate of future cash flows from the beneficial interest in certain consumer loan securitizations was lower than previously anticipated due to increased consumer loan defaults within such securitizations.
(f)    As of June 30, 2024, the Company has funded a total of $502.8 million in solar investments that remain outstanding, which includes $219.8 million funded by syndication partners. The carrying value of the Company’s investment in a solar project is reduced by tax credits earned when the solar project is placed-in-service. As of June 30, 2024, the Company has earned a total of $474.4 million of tax credits on those projects that remain outstanding, which includes $218.4 million earned by syndication partners. The solar investment negative carrying value on the consolidated balance sheet of $176.1 million as of June 30, 2024 represents the sum of total tax credits earned on solar projects placed-in-service through June 30, 2024 and the calculated HLBV cumulative net losses being larger than the total investment contributions made by the Company and its syndication partners on such projects. The solar investment negative carrying value as of June 30, 2024 excluding the portion owned by syndication partners, which is reflected as "noncontrolling interests" on the consolidated balance sheet, was $84.0 million.
The Company accounts for its solar investments using the HLBV method of accounting. For the majority of the Company’s solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. The following table presents (i) the Company's recognized net (losses) gains, which include net losses attributable to third-party noncontrolling interest investors (syndication partners), included in “other, net” in "other income (expense)" on the consolidated statements of income, (ii) solar net gains (losses) attributed to noncontrolling interest investors included in “net loss attributable to noncontrolling interests” on the consolidated statements of income, and (iii) the Company's recognized net (losses) gains excluding net gains (losses) attributed to noncontrolling interest investors (such amount reflecting the before tax net income impact of such solar tax equity investments to the Company).

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net (losses) gains	$(2,610)	(10,086)	170	(13,030)
Less: net gains (losses) attributed to noncontrolling interest investors (syndication partners)	8	(8,430)	(1,633)	(11,428)
Net (losses) gains, excluding activity attributed to noncontrolling interest investors	$(2,618)	(1,656)	1,803	(1,602)
As of June 30, 2024, the Company is committed to fund an additional $125.7 million on solar investments, of which $83.0 million is expected to be provided by syndication partners.

The following table presents, by remaining contractual maturity, the amortized cost and fair value of debt securities as of June 30, 2024:

	As of June 30, 2024
	1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available-for-sale asset-backed securities
Restricted Investments:
FFELP loan and other debt securities	$—	9,263	4,015	34,690	47,968
Fair value	—	9,295	4,049	37,014	50,358
Non-Nelnet Bank:
FFELP loan	—	4,285	13,866	201,925	220,076
Private education loan	—	—	—	258,390	258,390
Other debt securities	—	100	4,000	29,573	33,673
Total Non-Nelnet Bank	—	4,385	17,866	489,888	512,139
Fair value	—	4,428	17,748	475,023	497,199
Nelnet Bank:
FFELP loan	53,474	21,141	23,908	128,601	227,124
Other debt securities	—	33,107	16,374	109,128	158,609
Total Nelnet Bank	53,474	54,248	40,282	237,729	385,733
Fair value	54,336	54,254	40,457	242,925	391,972
Total available-for-sale asset-backed securities at amortized cost	$53,474	67,896	62,163	762,307	945,840
Total available-for-sale asset-backed securities at fair value	$54,336	67,977	62,254	754,962	939,529
Held-to-maturity investments
Non-Nelnet Bank:
Debt securities	$3,500	—	—	—	3,500
Fair value	3,500	—	—	—	3,500
Nelnet Bank:
FFELP loan asset-backed securities	—	3,041	1,278	212,964	217,283
Private education loan asset-backed securities	—	—	—	8,100	8,100
Total Nelnet Bank	—	3,041	1,278	221,064	225,383
Fair value	—	3,129	1,304	226,330	230,763
Total held-to-maturity investments at amortized cost	$3,500	3,041	1,278	221,064	228,883
Total held-to-maturity investments at fair value	$3,500	3,129	1,304	226,330	234,263
Beneficial interest in loan securitizations (a):
Amortized cost	$—	—	—	—	243,969
Fair value	$—	—	—	—	261,850
(a) The Company's beneficial interest in loan securitizations are not due at a single maturity date.

The following table summarizes the unrealized positions for held-to-maturity investments and the beneficial interest in loan securitizations as of June 30, 2024:

	Carrying value	Gross unrealized gains	Gross unrealized losses (a)	Fair value
Asset-backed and other securities	$228,883	5,380	—	234,263
Beneficial interest in loan securitizations	243,969	20,512	(2,631)	261,850
(a) None of the unrealized losses presented in the above table at June 30, 2024 were due to credit losses.
The following table presents securities classified as available-for-sale that have gross unrealized losses at June 30, 2024 and the fair value of such securities as of June 30, 2024. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities in the table below have been evaluated to determine if a credit loss exists. As part of that assessment, the Company concluded it currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses.

	As of June 30, 2024
	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value
Available-for-sale asset-backed securities
Restricted Investments:
FFELP loan and other debt securities	$(83)	8,167	—	—	(83)	8,167
Non-Nelnet Bank:
FFELP loan	(7)	3,494	(1,443)	79,320	(1,450)	82,814
Private education loan	—	—	(22,442)	235,948	(22,442)	235,948
Total Non-Nelnet Bank	(7)	3,494	(23,885)	315,268	(23,892)	318,762
Nelnet Bank:
FFELP loan	(35)	9,694	(1,315)	34,871	(1,350)	44,565
Other debt securities	(42)	13,098	(1,376)	16,598	(1,418)	29,696
Total Nelnet Bank	(77)	22,792	(2,691)	51,469	(2,768)	74,261
Total available-for-sale asset-backed securities	$(167)	34,453	(26,576)	366,737	(26,743)	401,190
The following table summarizes the gross proceeds received and gross realized gains and losses related to sales of available-for-sale asset-backed securities.

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Gross proceeds from sales	$113,173	85,375	266,547	577,548

Gross realized gains	$1,516	920	2,571	2,194
Gross realized losses	(463)	(2)	(966)	(6,258)
Net gains (losses)	$1,053	918	1,605	(4,064)

7. Intangible Assets
Intangible assets consisted of the following:

	Weighted average remaining useful life as of June 30, 2024 (months)
		As of	As of
		June 30, 2024	December 31, 2023
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $50,661 and $46,573, respectively)	100	$38,943	43,031
Trade names (net of accumulated amortization of $167 and $8,268, respectively)	94	603	642
Computer software (net of accumulated amortization of $745 and $574, respectively)	34	975	1,146
Total amortizable intangible assets, net	98	$40,521	44,819
The Company recorded amortization expense on its intangible assets of $2.1 million and $3.5 million for the three months ended June 30, 2024 and 2023, respectively, and $4.3 million and $6.2 million during the six months ended June 30, 2024 and 2023, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of June 30, 2024, the Company estimates it will record amortization expense as follows:

2024 (July 1 - December 31)	$4,193
2025	6,099
2026	6,012
2027	5,714
2028	5,354
2029 and thereafter	13,149
$40,521
8. Goodwill
The following table presents the carrying amount of goodwill as of June 30, 2024 and December 31, 2023 by reportable operating segment:

			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Total
Total goodwill	$23,639	92,507	41,883	—	—	—	158,029

9.  Impairment Expense, Provision for Beneficial Interests, and Restructure Charges
Impairment Expense and Provision for Beneficial Interests
The following table presents the non-cash impairment charges by asset and reportable operating segment recognized by the Company during 2024. No impairment charges were recognized during the first six months of 2023. The Company’s impairment charges are included in “impairment expense and provision for beneficial interests” in the consolidated statements of income.

			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Total
	Three months ended June 30, 2024
Investments - beneficial interest in consumer loan securitizations (a)	$—	—	5,911	—	—	—	5,911
Property and equipment - solar facilities (b)	—	—	—	—	—	1,170	1,170
Other assets - solar inventory (b)	—	—	—	—	—	695	695
	$—	—	5,911	—	—	1,865	7,776
	Six months ended June 30, 2024
Investments - beneficial interest in consumer loan securitizations (a)	$—	—	5,911	—	—	—	5,911
Investments - venture capital	—	—	—	—	—	37	37
Property and equipment - solar facilities (b)	—	—	—	—	—	1,170	1,170
Other assets - solar inventory (b)	—	—	—	—	—	695	695
	$—	—	5,911	—	—	1,902	7,813
(a)     During the three months ended June 30, 2024, the Company recorded an allowance for credit losses (and related provision expense) related to the Company's beneficial interest in consumer loan securitizations. See note 6 for additional information.
(b)    On April 12, 2024, the Company announced a change in its solar engineering, procurement, and construction (EPC) operations to focus exclusively on the commercial solar market and will discontinue its residential solar operations. As a result, during the three months ended June 30, 2024, the Company recognized non-cash impairment charges on certain solar facilities and inventory related to the residential solar operations.
Restructure Charges
GRNE Solar
On April 12, 2024, the Company announced a change in its solar EPC operations to focus exclusively on the commercial solar market and will discontinue its residential solar operations. The restructuring plan included a reduction in headcount of approximately 40 associates. The Company incurred a restructure charge of $1.6 million related to these staff reductions and commissions paid for canceled contracts, which is included in "salaries and benefits" in the consolidated statements of income.
Loan Servicing and Systems (LSS)
In June 2024, the Company announced a reduction in headcount after the completion of the transfer of direct loan servicing volume to one platform and the required servicing platform enhancements for the Company's new student loan servicing contract with the Department of Education. Approximately 220 associates who work in LSS, including some in related shared services that support LSS, were notified their positions were being eliminated. The Company estimates incurring a charge of $7.1 million related to these staff reductions, of which $2.1 million was recognized in the second quarter of 2024, which is included in "salaries and benefits" in the consolidated statements of income. The remaining expense will be recognized during the third and fourth quarters of 2024.

10.  Bank Deposits
The following table summarizes Nelnet Bank’s interest-bearing deposits, excluding intercompany deposits:

	As of	As of
	June 30, 2024	December 31, 2023
Retail and other savings	$622,080	520,017
Brokered CDs, net of brokered deposit fees	246,156	203,522
Retail and other CDs, net of issuance fees	22,236	20,060
Total interest-bearing deposits	$890,472	743,599
As of June 30, 2024 and December 31, 2023, Nelnet Bank had intercompany deposits from Nelnet, Inc. and its subsidiaries totaling $143.0 million and $104.0 million, respectively, including a $40.0 million pledged deposit from Nelnet, Inc. as required under a Capital and Liquidity Maintenance Agreement with the FDIC. All intercompany deposits held at Nelnet Bank are eliminated for consolidated financial reporting purposes.
The following table presents certificates of deposit remaining maturities as of June 30, 2024:

One year or less	$982
After one year to two years	149,045
After two years to three years	75,172
After three years to four years	348
After four years to five years	42,845
After five years	—
Total	$268,392
Retail and other savings deposits include deposits from Educational 529 College Savings and Health Savings plans, Short Term Federal Investment Trust (STFIT), and consumer savings. These deposits are large interest-bearing omnibus accounts structured to allow FDIC insurance to flow through to underlying individual depositors. The deposits exceeding the FDIC insurance limits as of June 30, 2024, was $44.9 million, which includes a portion of the pledged deposit from Nelnet, Inc., and an earmarked deposit required for intercompany transactions.

11.  Earnings per Common Share
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

	Three months ended June 30,
	2024			2023
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$44,239	852	45,091	26,842	584	27,426
Denominator:
Weighted-average common shares outstanding - basic and diluted	35,835,387	690,095	36,525,482	36,670,933	797,464	37,468,397
Earnings per share - basic and diluted	$1.23	1.23	1.23	0.73	0.73	0.73
	Six months ended June 30,
	2024			2023
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$116,178	2,320	118,498	52,270	1,115	53,385
Denominator:
Weighted-average common shares outstanding - basic and diluted	36,119,876	721,351	36,841,227	36,625,819	781,024	37,406,843
Earnings per share - basic and diluted	$3.22	3.22	3.22	1.43	1.43	1.43

12.  Segment Reporting
See note 16 of the notes to consolidated financial statements included in the 2023 Annual Report for a description of the Company's operating segments. The following tables present the results of each of the Company's reportable operating segments reconciled to the consolidated financial statements.

	Three months ended June 30, 2024
			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Eliminations	Total
Interest income:
Loan interest	$—	—	193,707	8,422	—	—	—	202,129
Investment interest	1,258	5,715	13,709	10,811	15,880	2,646	(9,282)	40,737
Total interest income	1,258	5,715	207,416	19,233	15,880	2,646	(9,282)	242,866
Interest expense	—	—	171,632	10,769	2,606	733	(9,282)	176,459
Net interest income	1,258	5,715	35,784	8,464	13,274	1,913	—	66,407
Less provision (negative provision) for loan losses	—	—	(4,225)	7,836	—	—	—	3,611
Net interest income after provision for loan losses	1,258	5,715	40,009	628	13,274	1,913	—	62,796
Other income (expense):
Loan servicing and systems revenue	109,052	—	—	—	—	—	—	109,052
Intersegment revenue	6,106	56	—	—	—	—	(6,162)	—
Education technology services and payments revenue	—	116,909	—	—	—	—	—	116,909
Solar construction revenue	—	—	—	—	—	9,694	—	9,694
Other, net	685	—	1,337	775	15,702	10,372	—	28,871
Loss on sale of loans	—	—	(1,438)	—	—	—	—	(1,438)
Impairment expense and provision for beneficial interests	—	—	(5,911)	—	—	(1,865)	—	(7,776)
Derivative settlements, net	—	—	1,442	207	—	—	—	1,649
Derivative market value adjustments, net	—	—	936	597	—	—	—	1,533
Total other income (expense), net	115,843	116,965	(3,634)	1,579	15,702	18,201	(6,162)	258,494
Cost of services:
Cost to provide education technology services and payments	—	40,222	—	—	—	—	—	40,222
Cost to provide solar construction services	—	—	—	—	—	8,072	—	8,072
Total cost of services	—	40,222	—	—	—	8,072	—	48,294
Operating expenses:
Salaries and benefits	70,631	40,736	1,113	2,798	374	24,786	(804)	139,634
Depreciation and amortization	5,342	2,712	—	341	—	6,748	—	15,142
Other expenses	20,661	8,600	3,793	2,067	11,829	12,842	—	59,792
Intersegment expenses, net	18,224	4,811	7,159	719	248	(25,803)	(5,358)	—
Total operating expenses	114,858	56,859	12,065	5,925	12,451	18,573	(6,162)	214,568
Income (loss) before income taxes	2,243	25,599	24,310	(3,718)	16,525	(6,531)	—	58,428
Income tax (expense) benefit	(538)	(6,150)	(5,835)	916	(3,935)	788	—	(14,753)
Net income (loss)	1,705	19,449	18,475	(2,802)	12,590	(5,743)	—	43,675
Net loss (income) attributable to noncontrolling interests	—	29	—	—	(129)	1,516	—	1,416
Net income (loss) attributable to Nelnet, Inc.	$1,705	19,478	18,475	(2,802)	12,461	(4,227)	—	45,091

Total assets as of June 30, 2024	$264,381	478,077	11,315,210	1,185,302	1,038,068	778,549	(558,394)	14,501,193

	Three months ended June 30, 2023
			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Eliminations	Total
Interest income:
Loan interest	$—	—	237,906	5,139	—	—	—	243,045
Investment interest	1,058	5,268	15,857	8,522	22,800	3,055	(15,578)	40,982
Total interest income	1,058	5,268	253,763	13,661	22,800	3,055	(15,578)	284,027
Interest expense	—	—	232,313	8,171	7,371	871	(15,578)	233,148
Net interest income	1,058	5,268	21,450	5,490	15,429	2,184	—	50,879
Less provision (negative provision) for loan losses	—	—	(12,873)	1,493	—	—	—	(11,380)
Net interest income after provision for loan losses	1,058	5,268	34,323	3,997	15,429	2,184	—	62,259
Other income (expense):
Loan servicing and systems revenue	122,020	—	—	—	—	—	—	122,020
Intersegment revenue	7,246	65	—	—	—	—	(7,311)	—
Education technology services and payments revenue	—	109,858	—	—	—	—	—	109,858
Solar construction revenue	—	—	—	—	—	4,735	—	4,735
Other, net	605	—	1,319	620	5,967	(17,677)	—	(9,167)
Loss on sale of loans	—	—	(5,461)	—	—	—	—	(5,461)
Impairment expense and provision for beneficial interests	—	—	—	—	—	—	—	—
Derivative settlements, net	—	—	(18)	83	—	—	—	65
Derivative market value adjustments, net	—	—	897	1,108	—	—	—	2,005
Total other income (expense), net	129,871	109,923	(3,263)	1,811	5,967	(12,942)	(7,311)	224,055
Cost of services:
Cost to provide education technology services and payments	—	40,407	—	—	—	—	—	40,407
Cost to provide solar construction services	—	—	—	—	—	9,122	—	9,122
Total cost of services	—	40,407	—	—	—	9,122	—	49,529
Operating expenses:
Salaries and benefits	76,141	38,351	1,096	2,297	210	26,756	(145)	144,706
Depreciation and amortization	4,863	2,815	—	51	—	10,923	—	18,652
Other expenses	13,818	9,692	4,115	1,624	4,134	12,613	—	45,997
Intersegment expenses, net	19,079	5,884	8,145	92	127	(26,161)	(7,166)	—
Total operating expenses	113,901	56,742	13,356	4,064	4,471	24,131	(7,311)	209,355
Income (loss) before income taxes	17,028	18,042	17,704	1,744	16,925	(44,011)	—	27,430
Income tax (expense) benefit	(4,086)	(4,327)	(4,249)	(396)	(4,031)	6,902	—	(10,187)
Net income (loss)	12,942	13,715	13,455	1,348	12,894	(37,109)	—	17,243
Net loss (income) attributable to noncontrolling interests	—	(19)	—	—	(128)	10,330	—	10,183
Net income (loss) attributable to Nelnet, Inc.	$12,942	13,696	13,455	1,348	12,766	(26,779)	—	27,426

Total assets as of June 30, 2023	$173,926	482,922	14,667,357	1,005,043	1,099,212	970,987	(613,757)	17,785,690

	Six months ended June 30, 2024
			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Eliminations	Total
Interest income:
Loan interest	$—	—	403,335	15,518	—	—	—	418,853
Investment interest	3,152	13,580	35,544	20,779	31,495	6,461	(18,197)	92,814
Total interest income	3,152	13,580	438,879	36,297	31,495	6,461	(18,197)	511,667
Interest expense	—	—	362,537	20,266	5,024	1,409	(18,197)	371,039
Net interest income	3,152	13,580	76,342	16,031	26,471	5,052	—	140,628
Less provision (negative provision) for loan losses	—	—	2,230	12,210	—	—	—	14,440
Net interest income after provision for loan losses	3,152	13,580	74,112	3,821	26,471	5,052	—	126,188
Other income (expense):
Loan servicing and systems revenue	236,252	—	—	—	—	—	—	236,252
Intersegment revenue	12,991	106	—	—	—	—	(13,097)	—
Education technology services and payments revenue	—	260,449	—	—	—	—	—	260,449
Solar construction revenue	—	—	—	—	—	23,420	—	23,420
Other, net	1,395	—	6,321	1,150	28,644	8,224	—	45,734
Loss on sale of loans	—	—	(1,579)	—	—	—	—	(1,579)
Impairment expense and provision for beneficial interests	—	—	(5,911)	—	—	(1,902)	—	(7,813)
Derivative settlements, net	—	—	2,997	409	—	—	—	3,406
Derivative market value adjustments, net	—	—	6,642	2,855	—	—	—	9,497
Total other income (expense), net	250,638	260,555	8,470	4,414	28,644	29,742	(13,097)	569,366
Cost of services:
Cost to provide education technology services and payments	—	88,832	—	—	—	—	—	88,832
Cost to provide solar construction services	—	—	—	—	—	22,300	—	22,300
Total cost of services	—	88,832	—	—	—	22,300	—	111,132
Operating expenses:
Salaries and benefits	147,353	80,903	2,308	5,518	732	48,307	(1,611)	283,509
Depreciation and amortization	10,450	5,395	—	601	—	15,464	—	31,911
Other expenses	40,198	16,158	7,210	3,194	23,632	26,243	—	116,637
Intersegment expenses, net	37,555	9,612	15,009	1,493	465	(52,648)	(11,486)	—
Total operating expenses	235,556	112,068	24,527	10,806	24,829	37,366	(13,097)	432,057
Income (loss) before income taxes	18,234	73,235	58,055	(2,571)	30,286	(24,872)	—	152,365
Income tax (expense) benefit	(4,376)	(17,585)	(13,933)	657	(7,209)	4,511	—	(37,936)
Net income (loss)	13,858	55,650	44,122	(1,914)	23,077	(20,361)	—	114,429
Net loss (income) attributable to noncontrolling interests	—	46	—	—	(249)	4,272	—	4,069
Net income (loss) attributable to Nelnet, Inc.	$13,858	55,696	44,122	(1,914)	22,828	(16,089)	—	118,498

Total assets as of June 30, 2024	$264,381	478,077	11,315,210	1,185,302	1,038,068	778,549	(558,394)	14,501,193

	Six months ended June 30, 2023
			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Eliminations	Total
Interest income:
Loan interest	$—	—	458,818	9,471	—	—	—	468,288
Investment interest	2,095	11,304	29,664	16,449	41,460	5,594	(24,860)	81,707
Total interest income	2,095	11,304	488,482	25,920	41,460	5,594	(24,860)	549,995
Interest expense	—	—	421,511	15,385	19,198	1,362	(24,860)	432,597
Net interest income	2,095	11,304	66,971	10,535	22,262	4,232	—	117,398
Less provision (negative provision) for loan losses	—	—	(3,119)	3,910	—	—	—	791
Net interest income after provision for loan losses	2,095	11,304	70,090	6,625	22,262	4,232	—	116,607
Other income (expense):
Loan servicing and systems revenue	261,247	—	—	—	—	—	—	261,247
Intersegment revenue	15,036	121	—	—	—	—	(15,157)	—
Education technology services and payments revenue	—	243,462	—	—	—	—	—	243,462
Solar construction revenue	—	—	—	—	—	13,386	—	13,386
Other, net	1,213	—	4,164	830	5,226	(35,667)	—	(24,235)
Loss on sale of loans	—	—	(15,753)	—	—	—	—	(15,753)
Impairment expense and provision for beneficial interests	—	—	—	—	—	—	—	—
Derivative settlements, net	—	—	23,319	83	—	—	—	23,402
Derivative market value adjustments, net	—	—	(36,515)	1,108	—	—	—	(35,407)
Total other income (expense), net	277,496	243,583	(24,785)	2,021	5,226	(22,281)	(15,157)	466,102
Cost of services:
Cost to provide education technology services and payments	—	88,110	—	—	—	—	—	88,110
Cost to provide solar construction services	—	—	—	—	—	17,422	—	17,422
Total cost of services	—	88,110	—	—	—	17,422	—	105,532
Operating expenses:
Salaries and benefits	160,701	76,264	1,851	4,361	429	53,955	(145)	297,416
Depreciation and amortization	9,377	5,393	—	56	—	20,454	—	35,279
Other expenses	27,131	17,755	9,131	2,406	4,701	25,657	—	86,781
Intersegment expenses, net	40,136	11,684	16,841	173	256	(54,078)	(15,012)	—
Total operating expenses	237,345	111,096	27,823	6,996	5,386	45,988	(15,157)	419,476
Income (loss) before income taxes	42,246	55,681	17,482	1,650	22,102	(81,459)	—	57,701
Income tax (expense) benefit	(10,139)	(13,393)	(4,196)	(362)	(5,240)	15,056	—	(18,273)
Net income (loss)	32,107	42,288	13,286	1,288	16,862	(66,403)	—	39,428
Net loss (income) attributable to noncontrolling interests	—	119	—	—	(269)	14,107	—	13,957
Net income (loss) attributable to Nelnet, Inc.	$32,107	42,407	13,286	1,288	16,593	(52,296)	—	53,385

Total assets as of June 30, 2023	$173,926	482,922	14,667,357	1,005,043	1,099,212	970,987	(613,757)	17,785,690

13. Disaggregated Revenue
The following tables present disaggregated revenue by service offering or customer type for the Company's fee-based operating segments.
Loan Servicing and Systems

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Government loan servicing	$87,014	95,736	192,490	204,618
Private education and consumer loan servicing	12,959	12,063	25,577	24,225
FFELP loan servicing	3,245	3,554	6,624	6,921
Software services	4,879	5,962	9,420	15,660
Outsourced services	955	4,705	2,141	9,823
Loan servicing and systems revenue	$109,052	122,020	236,252	261,247
Education Technology Services and Payments

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Tuition payment plan services	$34,164	30,825	73,043	65,012
Payment processing	34,326	31,827	82,113	75,868
Education technology services	47,205	46,216	103,227	101,004
Other	1,214	990	2,066	1,578
Education technology services and payments revenue	$116,909	109,858	260,449	243,462
Solar Construction

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Commercial revenue	$8,777	2,329	20,355	8,205
Residential revenue (a)	917	2,406	3,065	5,181
Solar construction revenue	$9,694	4,735	23,420	13,386
(a)    On April 12, 2024, the Company announced a change in its solar engineering, procurement, and construction operations to focus exclusively on the commercial solar market and will discontinue its residential solar operations. As a result, residential revenue will continue to decline from recent historical amounts as existing customer contracts are completed.
Other Income (Expense)
The following table presents the components of "other, net" in "other income (expense)" on the consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Reinsurance premiums	$14,851	3,816	27,631	4,351
ALLO preferred return	4,160	2,274	6,569	4,523
Borrower late fee income	2,584	2,168	5,718	4,414
Investment advisory services (WRCM)	1,524	1,639	3,033	3,251
Administration/sponsor fee income	1,482	1,697	3,028	3,468
Investment activity, net	217	(3,574)	(1,082)	(7,154)
Loss from ALLO voting membership interest investment	—	(12,169)	(10,693)	(32,382)
(Loss) gain from solar investments, net	(2,610)	(10,086)	170	(13,030)
Other	6,663	5,068	11,360	8,324
Other, net	$28,871	(9,167)	45,734	(24,235)

14.  Major Customer
Government Loan Servicing
Nelnet Servicing, a subsidiary of the Company, earns loan servicing revenue from a servicing contract with the Department of Education (the "Department"). Revenue earned by the Company related to this contract was $87.0 million and $95.7 million for the three months ended June 30, 2024 and 2023, respectively, and $192.5 million and $204.6 million for the six months ended June 30, 2024 and 2023, respectively.
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
The New Government Servicing Contract became effective April 24, 2023 and has a five year base period, with 2 two-year and 1 one-year possible extensions. The Department's total loan servicing volume of existing borrowers was allocated by the Department to Nelnet Servicing and four other third-party servicers that were awarded a USDS contract. Under the New Government Servicing Contract, Nelnet Servicing immediately began to make required servicing platform enhancements, for which it will be compensated from the Department on certain of these investments. Servicing under the New Government Servicing Contract went live on April 1, 2024 and the Company recognized revenue in accordance with this new contract beginning in the second quarter of 2024. The Company earned revenue for servicing borrowers under the legacy servicing contract with the Department through March 31, 2024.
The New Government Servicing Contract has multiple revenue components with tiered pricing based on borrower volume, while revenue earned under the legacy servicing contract was primarily based on borrower status. Assuming borrower volume remains consistent under the New Government Servicing Contract, the Company expects revenue earned on a per borrower blended basis will decrease under the New Government Servicing Contract versus the legacy contract. However, consistent with the legacy contract, the Company expects to earn additional revenue from the Department under the New Government Servicing Contract for change requests and other support services. In addition, the Company has executed an agreement with a third-party servicer awarded a USDS contract to license its servicing software to such entity. The Company began earning remote hosted servicing revenue from this new customer during the second quarter of 2024. The amount of revenue earned by the Company from this new customer will depend on the number of servicing borrowers allocated by the Department to this servicer.
15.  Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

	As of June 30, 2024			As of December 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
Asset-backed debt securities - available-for-sale	$100	939,429	939,529	99	955,804	955,903
Equity securities	187	—	187	73	—	73
Equity securities measured at net asset value (a)			59,434			50,834
Total investments	287	939,429	999,150	172	955,804	1,006,810
Derivative instruments	—	2,112	2,112	—	452	452
Total assets	$287	941,541	1,001,262	172	956,256	1,007,262
Liabilities:
Derivative instruments	$—	780	780	—	1,976	1,976
Total liabilities	$—	780	780	—	1,976	1,976
(a)    In accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of June 30, 2024
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$10,902,478	10,320,047	—	—	10,902,478
Accrued loan interest receivable	619,472	619,472	—	619,472	—
Cash and cash equivalents	145,478	145,478	145,478	—	—
Investments (at fair value)	999,150	999,150	287	939,429	—
Investments - held-to-maturity	234,263	228,883	—	234,263	—
Notes receivable	28,565	28,565	—	28,565	—
Beneficial interest in loan securitizations	261,850	243,969	—	—	261,850
Restricted cash	538,446	538,446	538,446	—	—
Restricted cash – due to customers	259,479	259,479	259,479	—	—
Derivative instruments	2,112	2,112	—	2,112	—
Financial liabilities:
Bonds and notes payable	9,560,951	9,567,708	—	9,560,951	—
Accrued interest payable	27,141	27,141	—	27,141	—
Bank deposits	869,437	890,472	575,265	294,172	—
Due to customers	388,876	388,876	388,876	—	—
Derivative instruments	780	780	—	780	—

	As of December 31, 2023
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$12,800,638	12,343,819	—	—	12,800,638
Accrued loan interest receivable	764,385	764,385	—	764,385	—
Cash and cash equivalents	168,112	168,112	168,112	—	—
Investments (at fair value)	1,006,810	1,006,810	172	955,804	—
Investments - held-to-maturity	163,622	162,738	—	163,622	—
Notes receivable	53,747	53,747	—	53,747	—
Beneficial interest in loan securitizations	262,093	225,079	—	—	262,093
Restricted cash	488,723	488,723	488,723	—	—
Restricted cash – due to customers	368,656	368,656	368,656	—	—
Derivative instruments	452	452	—	452	—
Financial liabilities:
Bonds and notes payable	11,629,359	11,828,393	—	11,629,359	—
Accrued interest payable	35,391	35,391	—	35,391	—
Bank deposits	722,973	743,599	467,420	255,553	—
Due to customers	425,507	425,507	425,507	—	—
Derivative instruments	1,976	1,976	—	1,976	—
The methodologies for estimating the fair value of financial assets and liabilities are described in note 23 of the notes to consolidated financial statements included in the 2023 Annual Report.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and six months ended June 30, 2024 and 2023. All dollars are in thousands, except per share amounts, unless otherwise noted.)
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
•risks related to a breach of or failure in the Company's operational or information systems or infrastructure, or those of third-party vendors, including disclosure of confidential or personal information and/or damage to reputation resulting from cyber breaches;
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

OVERVIEW
The Company is a diversified hybrid holding company with primary businesses being consumer lending, loan servicing, payments, and technology - all with a large customer emphasis in the education space. The largest operating businesses engage in loan servicing and education technology services and payments. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes investments to further diversify both within and outside of its historical core education-related businesses including, but not limited to, investments in a fiber communications company (ALLO), early-stage and emerging growth companies (venture capital investments), real estate, reinsurance, and renewable energy (solar). The Company is also actively expanding its private education, consumer, and other loan portfolios, and in November 2020 launched Nelnet Bank.
Reclassifications and Immaterial Error Corrections
The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the immaterial error corrections made to the previously reported consolidated financial statements for the three and six months ended June 30, 2023. For additional information, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
GAAP net income attributable to Nelnet, Inc.	$45,091	27,426	118,498	53,385
Realized and unrealized derivative market value adjustments (a)	(1,533)	(2,005)	(9,497)	35,407
Tax effect (b)	368	481	2,279	(8,498)
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$43,926	25,902	111,280	80,294
Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$1.23	0.73	3.22	1.43
Realized and unrealized derivative market value adjustments (a)	(0.04)	(0.05)	(0.26)	0.95
Tax effect (b)	0.01	0.01	0.06	(0.23)
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$1.20	0.69	3.02	2.15
(a) "Derivative market value adjustments" includes both the realized portion of gains and losses (corresponding to variation margin received or paid on derivative instruments that are settled daily at a central clearinghouse) and the unrealized portion of gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. "Derivative market value adjustments" does not include "derivative settlements" that represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms.
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
(b)    The tax effects are calculated by multiplying the realized and unrealized derivative market value adjustments by the applicable statutory income tax rate.

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
Other business activities and operating segments that are not reportable and not part of the NFS division are combined and included in Corporate and Other Activities ("Corporate"). Corporate also includes interest income earned on cash balances held at the corporate level and interest expense incurred on unsecured and secured corporate related debt transactions, certain investment activities including its investment in ALLO and early-stage and emerging growth companies (venture capital investments), and certain shared service activities that are allocated to each operating segment based on estimated use of such activities and services. In addition, Corporate includes corporate costs and overhead functions not allocated to operating segments, including executive management, investments in innovation, and other holding company organizational costs.

The information below presents the operating results (net income (loss) before taxes) for each of the Company's reportable and certain other operating segments reconciled to the consolidated financial statements for the three and six months ended June 30, 2024 and 2023. See "Results of Operations" for additional detail regarding each reportable operating segment, the NFS operating segments, and Corporate and Other Activities under this Item 2.

	Three months ended June 30,		Six months ended June 30,		Certain Items Impacting Comparability (All dollar amounts below are pre-tax)
	2024	2023	2024	2023
NDS	$2,243	17,028	18,234	42,246
•A decrease in before tax operating margin due primarily to a decrease in revenue while operating expenses remained relatively consistent period over period. The Company expects before tax operating margin to continue to be lower than historical prior year results for the remainder of 2024.

NBS	25,599	18,042	73,235	55,681	•An increase in before tax operating margin, excluding net interest income, due to increased revenue while maintaining a consistent cost structure.
Nelnet Financial Services division:
AGM	24,310	17,704	58,055	17,482
•The recognition of a $25.9 million non-cash expense in the second quarter of 2023 as the result of redeeming certain asset-backed debt securities prior to their maturity and writing off the remaining unamortized debt discount at the time of redemption.
•A decrease of $14.4 million and $49.5 million for the second quarter and first half of 2024, respectively, in net interest income due to a decrease in core loan spread and the average balance of loans compared with the same periods in 2023.
•A net gain of $6.6 million related to changes in the fair values of derivative instruments that do not qualify for hedge accounting in the first half of 2024 compared with a net loss of $36.5 million for the same period in 2023.
•The recognition of $1.6 million in losses from the sale of loans for the first half of 2024 compared with $15.8 million in the same period of 2023.
•The recognition of $5.9 million in provision for beneficial interest in consumer loan securitization investments in the second quarter of 2024.

Nelnet Bank	(3,718)	1,744	(2,571)	1,650
•The recognition of provision for loan losses of $7.8 million and $1.5 million for the three months ended June 30, 2024 and 2023, respectively, and $12.2 million and $3.9 million for the six months ended June 30, 2024 and 2023, respectively. The primary item impacting provision for loan losses was the establishment of an initial allowance for loans originated and acquired during the periods presented.

NFS other operating segments	16,525	16,925	30,286	22,102
Corporate:
Unallocated corporate costs	(9,056)	(14,084)	(19,101)	(27,072)
ALLO investment	3,940	(11,086)	(4,653)	(28,968)
•The recognition of no loss in the second quarter of 2024 compared with a loss of $12.2 million in the same period in 2023 and a loss of $10.7 million in the first half of 2024 compared with $32.4 million in the same period in 2023 from the ALLO voting membership interest investment. Absent additional equity contributions with respect to ALLO's voting membership interests, the Company will not recognize additional losses for its voting membership interests in ALLO.

Nelnet Renewable Energy	(7,332)	(19,111)	(9,054)	(26,808)
•The recognition of a loss in the solar construction business for the three months ended June 30, 2024 and 2023 of $4.8 million and $8.2 million, respectively, and $8.8 million and $11.3 million for the six months ended June 30, 2024 and 2023, respectively. In April 2024, the Company announced a change in its solar construction operations to focus exclusively on the commercial solar market and will discontinue its residential solar operations. During the second quarter of 2024, the Company recognized non-cash impairment charges of $1.9 million on certain assets related to the residential operations and $1.6 million in severance costs and commissions paid for cancelled contracts.
•The recognition of net losses from tax solar investments of $2.6 million in the second quarter of 2024 compared with $10.1 million for the same period in 2023 and a net gain of $0.2 million in the first half of 2024 compared with a net loss of $13.0 million for the same period in 2023.

Other corporate activities	5,917	270	7,936	1,389
Net income before taxes	58,428	27,430	152,365	57,701
Income tax expense	(14,753)	(10,187)	(37,936)	(18,273)
Net loss attributable to noncontrolling interests	1,416	10,183	4,069	13,957	•The majority of noncontrolling interests represents losses attributed to noncontrolling membership interests in the Company’s Nelnet Renewable Energy operating segment.
Net income	$45,091	27,426	118,498	53,385

CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's consolidated operating results for the three and six months ended June 30, 2024 compared with the same periods in 2023 is provided below.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023	Additional information
Loan interest	$202,129	243,045	418,853	468,288	Decrease was due to decreases in the average balance of loans partially offset by an increase in the gross yield earned on loans.
Investment interest	40,737	40,982	92,814	81,707	Includes income from unrestricted interest-earning deposits and investments, and restricted cash in asset-backed securitizations. Increase was due to an increase in the average balances and interest rates and, for the first half of 2024, an increase in interest earned on the Company's partial ownership in loan securitizations that are accounted for as held-to-maturity beneficial interest investments.
Total interest income	242,866	284,027	511,667	549,995
Interest expense	176,459	233,148	371,039	432,597	Decrease was due to a decrease in the average balance of debt outstanding partially offset by an increase in cost of funds. In addition, during the second quarter of 2023, the Company recognized a $25.9 million non-cash expense as the result of redeeming certain asset-backed debt securities prior to their maturity and writing off the remaining unamortized debt discount at the time of redemption.
Net interest income	66,407	50,879	140,628	117,398
Less provision (negative provision) for loan losses	3,611	(11,380)	14,440	791
Represents the current period provision (negative provision) to reflect the lifetime expected credit losses related to the Company's loan portfolio. See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for the factors impacting provision for loan losses for the periods presented.

Net interest income after provision for loan losses	62,796	62,259	126,188	116,607
Other income (expense):
LSS revenue	109,052	122,020	236,252	261,247	See LSS operating segment - results of operations.
ETSP revenue	116,909	109,858	260,449	243,462	See ETSP operating segment - results of operations.
Solar construction revenue	9,694	4,735	23,420	13,386
Represents revenue earned from GRNE Solar providing solar construction services, including design and installations of residential and commercial solar systems. On April 12, 2024, the Company announced a change in its solar EPC operations to focus exclusively on the commercial solar market and will discontinue its residential solar operations. As a result, residential revenue will continue to decline in future periods as existing customer contracts are completed.

Other, net	28,871	(9,167)	45,734	(24,235)	See table below for the components of "other, net."
Loss on sale of loans	(1,438)	(5,461)	(1,579)	(15,753)	The Company recognized losses from selling portfolios of loans. See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.
Impairment expense and provision for beneficial interests	(7,776)	—	(7,813)	—
Represents a provision of $5.9 million for beneficial interest in consumer loan securitization investments and a non-cash impairment charge of $1.9 million on certain solar facilities and inventory related to the discontinuation of residential solar operations. See note 9 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.

Derivative settlements, net	1,649	65	3,406	23,402
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. The majority of derivative settlements received in the periods presented was from the Company's derivatives used to hedge loans earning fixed rate floor income. To minimize the Company's exposure to market volatility and increase liquidity, the Company terminated this derivative portfolio ($2.8 billion notional amount) on March 15, 2023. Subsequent to terminating these derivatives, during the second and fourth quarters of 2023, the Company entered into a total of $400 million notional amount of derivatives to hedge loans earning fixed rate floor income and other loans and investments in which the Company receives a fixed rate. See AGM operating segment - results of operations for additional information.

Derivative market value adjustments, net	1,533	2,005	9,497	(35,407)
Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments during the periods presented related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps. To minimize the Company's exposure to market volatility and increase liquidity, the Company terminated this derivative portfolio ($2.8 billion notional amount) on March 15, 2023. As such, the Company expects the derivative market value adjustments in future periods will be less substantial.

Total other income (expense), net	258,494	224,055	569,366	466,102

Cost of services:
Cost to provide education technology services and payments	40,222	40,407	88,832	88,110	Represents direct costs to provide payment processing and instructional services in ETSP. See ETSP operating segment - results of operations.
Cost to provide solar construction services	8,072	9,122	22,300	17,422	Represents direct costs to provide solar construction services. Since the acquisition of GRNE Solar in July 2022, it has incurred low and, in some cases, negative margins on certain projects.
Total cost of services	48,294	49,529	111,132	105,532
Operating expenses:
Salaries and benefits	139,634	144,706	283,509	297,416
Decrease was primarily due to staff reductions in LSS to manage expenses due to delays in the government's student debt relief and return to repayment programs and lower pricing and reduced servicing volume for LSS's Department servicing contract. This was partially offset by an increase in ETSP due to annual merit pay increases and an increase in headcount to support the growth of the customer base and the investment in the development of new technologies.

Depreciation and amortization	15,142	18,652	31,911	35,279	Includes depreciation of property and equipment and the amortization of intangibles from prior business acquisitions.
Other expenses	59,792	45,997	116,637	86,781	Represents expenses necessary for operations, such as postage and distribution, consulting and professional fees, occupancy, communications, reinsurance loss reserve and acquisitions costs, and certain information technology-related costs. Increase was driven by an increase in NFS due to reinsurance loss reserve and acquisition costs as a result of growth in reinsurance policies and in LSS due to additional postage and communication costs as a result of borrowers returning to repayment on September 1, 2023.
Total operating expenses	214,568	209,355	432,057	419,476
Income before income taxes	58,428	27,430	152,365	57,701
Income tax expense	14,753	10,187	37,936	18,273	The effective tax rate was 24.7% in the second quarter of 2024 compared with 27.1% for the same period in 2023 and 24.3% in the first half of 2024 compared with 25.5% for the same period in 2023.
Net income	43,675	17,243	114,429	39,428
Net loss attributable to noncontrolling interests	1,416	10,183	4,069	13,957	Represents the net income/loss attributable to the holders of noncontrolling membership interests. The majority is attributed to noncontrolling membership interests in the Company's Nelnet Renewable Energy operating segment.
Net income attributable to Nelnet, Inc.	$45,091	27,426	118,498	53,385
Additional information:					See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments.
Net income attributable to Nelnet, Inc.	$45,091	27,426	118,498	53,385
Derivative market value adjustments, net	(1,533)	(2,005)	(9,497)	35,407
Tax effect	368	481	2,279	(8,498)
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$43,926	25,902	111,280	80,294

The following table summarizes the components of "other, net" in "other income (expense)" on the consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023	Additional information
Reinsurance premiums	$14,851	3,816	27,631	4,351	See NFS division - results of operations - NFS other operating segments.
ALLO preferred return	4,160	2,274	6,569	4,523	See Corporate - results of operations.
Borrower late fee income	2,584	2,168	5,718	4,414	See NFS division - results of operations - AGM operating segment.
Investment advisory services (WRCM)	1,524	1,639	3,033	3,251	See NFS division - results of operations - NFS other operating segments.
Administration/sponsor fee income	1,482	1,697	3,028	3,468	See NFS division - results of operations - AGM operating segment.
Investment activity, net	217	(3,574)	(1,082)	(7,154)	See note (a) below for additional information.
Loss from ALLO voting membership interest investment	—	(12,169)	(10,693)	(32,382)	See Corporate - results of operations.
(Loss) gain from solar investments, net	(2,610)	(10,086)	170	(13,030)	See Corporate - results of operations.
Other	6,663	5,068	11,360	8,324
Other, net	$28,871	(9,167)	45,734	(24,235)
(a)    The Company anticipates fluctuations in future periodic earnings resulting from investment sales and valuation adjustments. Investment activity by operating segment and investment type follows:

	Real Estate	Venture Capital and Funds	Equity / Bonds	Total	Real Estate	Venture Capital and Funds	Equity / Bonds	Total
	Three months ended June 30,
	2024				2023
NFS - AGM	$—	(2,700)	—	(2,700)	—	(2,545)	—	(2,545)
NFS - Nelnet Bank	—	(10)	756	746	—	(10)	621	611
NFS - Other Operating Segments	(1,842)	—	322	(1,520)	(720)	—	440	(280)
Corporate	—	3,691	—	3,691	—	(1,360)	—	(1,360)
	$(1,842)	981	1,078	217	(720)	(3,915)	1,061	(3,574)

	Six months ended June 30,
	2024				2023
NFS - AGM	$—	(2,378)	—	(2,378)	—	(2,649)	(476)	(3,125)
NFS - Nelnet Bank	—	(189)	1,285	1,096	—	(272)	1,085	813
NFS - Other Operating Segments	(3,636)	—	534	(3,102)	428	—	(3,618)	(3,190)
Corporate	—	3,302	—	3,302	—	(1,652)	—	(1,652)
	$(3,636)	735	1,819	(1,082)	428	(4,573)	(3,009)	(7,154)

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Servicing Volumes

	As of
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Servicing volume (dollars in millions):
Government	$489,298	495,409	494,691	500,554	519,308	537,291	545,373
FFELP	14,576	15,783	17,462	18,400	19,021	19,815	20,226
Private and consumer	19,876	21,015	20,493	20,394	20,805	21,484	21,866
Total	$523,750	532,207	532,646	539,348	559,134	578,590	587,465

Number of servicing borrowers:
Government	14,096,152	14,328,013	14,503,057	14,543,382	14,898,901	15,518,751	15,777,328
FFELP	610,745	656,814	725,866	764,660	788,686	819,791	829,939
Private and consumer	829,072	882,256	894,703	896,613	899,095	925,861	951,866
Total	15,535,969	15,867,083	16,123,626	16,204,655	16,586,682	17,264,403	17,559,133

Number of remote hosted borrowers:	133,681	65,295	70,580	103,396	716,908	5,048,324	6,135,760
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
The New Government Servicing Contract became effective April 24, 2023 and has a five year base period, with 2 two-year and 1 one-year possible extensions. The Department's total loan servicing volume of existing borrowers was allocated by the Department to Nelnet Servicing and four other third-party servicers that were awarded a USDS contract. Under the New Government Servicing Contract, Nelnet Servicing immediately began to make required servicing platform enhancements, for which it will be compensated from the Department on certain of these investments. Servicing under the New Government Servicing Contract went live on April 1, 2024 and the Company recognized revenue in accordance with this new contract beginning in the second quarter of 2024. The Company earned revenue for servicing borrowers under the legacy servicing contract with the Department through March 31, 2024.
The New Government Servicing Contract has multiple revenue components with tiered pricing based on borrower volume, while revenue earned under the legacy servicing contract was primarily based on borrower status. Assuming borrower volume remains consistent under the New Government Servicing Contract, the Company expects revenue earned on a per borrower blended basis will decrease under the New Government Servicing Contract versus the legacy contract. However, consistent with the legacy contract, the Company expects to earn additional revenue from the Department under the New Government Servicing Contract for change requests and other support services. In addition, the Company has executed an agreement with a third-party servicer awarded a USDS contract to license its servicing software to such entity. The Company began earning remote hosted servicing revenue from this new customer during the second quarter of 2024. The amount of revenue earned by the Company from this new customer will depend on the number of servicing borrowers allocated by the Department to this servicer.
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

however, publication and comment period for such regulations are expected in early 2025, depending on the results of the presidential election. The Company cannot predict the timing, nature, or ultimate outcome of any student debt relief program as a result of the negotiated rulemaking process. Revenue earned under the New Government Servicing Contract will decrease in future periods if the Department successfully implements its debt relief plan and/or if the Department initiates additional loan forgiveness or cancellation programs in the future.
Private Education Loan Servicing
On July 17, 2024, Discover Financial Services (Discover) announced the sale of its approximately $10 billion private education student loan portfolio, representing approximately 400,000 borrowers, to partnerships managed by two global investment firms, with Firstmark Services, a division of the Company, assuming responsibility for servicing the portfolio upon the sale. The conversion of these loans to the Company’s platform is anticipated to occur in the fourth quarter of 2024.
Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023	Additional information
Net interest income	$1,258	1,058	3,152	2,095	Increase was due to higher interest rates.
Loan servicing and systems revenue	109,052	122,020	236,252	261,247	See table below for additional information.
Intersegment servicing revenue	6,106	7,246	12,991	15,036
Represents revenue earned by LSS from servicing loans for AGM and Nelnet Bank. Decrease was due to the continued amortization of AGM's FFELP portfolio. FFELP intersegment servicing revenue will continue to decrease as AGM's FFELP portfolio pays off.

Other income	685	605	1,395	1,213	Represents revenue earned from providing administrative support services.
Total other income	115,843	129,871	250,638	277,496
Salaries and benefits	70,631	76,141	147,353	160,701
Decrease was due to the Company being fully staffed at the beginning of 2023 with contact center operations and support associates as the Company prepared for expiration of the federal student loan payment pause under the CARES Act. In the first half of 2023, the Company reduced staff to manage expenses due to delays in the government's student debt relief and return to repayment programs and lower pricing and reduced servicing volume for LSS's Department servicing contract. In June 2024, the Company announced a reduction in headcount after the completion of the transfer of direct loan servicing volume to one platform and the required servicing platform enhancements for the New Government Servicing Contract. Approximately 220 associates were notified their positions were being eliminated. The Company estimates incurring a charge of $7.1 million related to these staff reductions, of which $2.1 million was recognized in the second quarter of 2024. The remaining expense will be recognized during the third and fourth quarters of 2024.

Depreciation and amortization	5,342	4,863	10,450	9,377
Other expenses	20,661	13,818	40,198	27,131	Increase was due to additional postage and communication costs due to borrowers returning to repayment on September 1, 2023.
Intersegment expenses	18,224	19,079	37,555	40,136	Represents costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	114,858	113,901	235,556	237,345
Income before income taxes	2,243	17,028	18,234	42,246
Income tax expense	(538)	(4,086)	(4,376)	(10,139)	Represents income tax expense at an effective tax rate of 24%.
Net income	$1,705	12,942	13,858	32,107
Before tax operating margin	1.9%	13.1%	7.3%	15.2%
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
Before tax operating margin decreased due primarily to a decrease in loan servicing and systems revenue as described in the table below, while operating expenses remained relatively consistent period over period. Operating expenses have been elevated due to costs incurred for the completion of the transfer of direct loan servicing volume to one platform, making platform enhancements for the new student loan servicing contact with the Department, and preparation of the conversion of the Discover portfolio. The Company expects before tax operating margin to continue to be lower than historical prior year results for the remainder of 2024 until the full cost savings from the June 2024 staff reductions are realized and revenue is generated from servicing the Discover portfolio.

Loan servicing and systems revenue
The following table presents disaggregated revenue by service offering for each reporting period.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023	Additional information
Government loan servicing	$87,014	95,736	192,490	204,618
Represents revenue from the Company's servicing contracts with the Department. The Company recognized revenue in accordance with the New Government Servicing Contract beginning April 1, 2024. Decrease in the second quarter of 2024 compared with the same period in 2023 was due to lower revenue earned on a per borrower blended basis under the new contract and a decrease in the number of borrowers serviced. Decrease for the first half of 2024 compared with the same period in 2023 was also due to the legacy servicing contract reduction of the monthly fee earned per borrower on certain borrower statuses by $0.19 effective April 1, 2023 and a decrease of borrowers serviced due to the Department transferring one million of the Company's existing borrowers to another third-party servicer during the second and third quarters of 2023. These decreases were partially offset by an increase in the average revenue earned on a per borrower blended basis as a result of borrowers moving to a repayment status on September 1, 2023.

Private education and consumer loan servicing	12,959	12,063	25,577	24,225
Increase was due to $0.5 million deconversion revenue recognized in the second quarter of 2024 and rate increases based on contractual consumer price index changes, partially offset by a decrease in the number of borrowers serviced.

FFELP loan servicing	3,245	3,554	6,624	6,921	Represents revenue from servicing third-party customers' FFELP portfolios. Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios pay off.
Software services	4,879	5,962	9,420	15,660
Represents revenue from providing remote hosted servicing software to certain Department and other servicers and providing diversified technology services. Decrease was primarily due to the transfer of all Department remote hosted borrowers to other third-party servicers throughout 2023 under the Department's legacy servicing contracts. This decrease was partially offset by the Company beginning to recognize revenue in the second quarter of 2024 from a new remote hosted servicing customer awarded a USDS contract.

Outsourced services	955	4,705	2,141	9,823
Represents revenue from providing contact center and back office operational outsourcing services. Decrease was due to the contracts for support provided to certain Department servicers expiring in July 2023.

Loan servicing and systems revenue	$109,052	122,020	236,252	261,247

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
Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023	Additional information
Net interest income	$5,715	5,268	13,580	11,304	Represents interest income on tuition funds held in custody for schools. Increase was due to higher balances and interest rates.
Education technology services and payments revenue	116,909	109,858	260,449	243,462	See table below for additional information.
Intersegment revenue	56	65	106	121
Total other income	116,965	109,923	260,555	243,583
Cost of services	40,222	40,407	88,832	88,110	See table below for additional information.
Salaries and benefits	40,736	38,351	80,903	76,264	Increase was due to annual merit pay increases and an increase in headcount to support the growth of the customer base and the investment in the development of new technologies.
Depreciation and amortization	2,712	2,815	5,395	5,393
Other expenses	8,600	9,692	16,158	17,755	Decrease was due to a decrease in consulting and professional services resulting from reduced outsourced work. Decrease was partially offset by an increase in technology services.
Intersegment expenses, net	4,811	5,884	9,612	11,684	Represents costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	56,859	56,742	112,068	111,096
Income before income taxes	25,599	18,042	73,235	55,681
Income tax expense	(6,150)	(4,327)	(17,585)	(13,393)	Represents income tax expense at an effective tax rate of 24%.
Net income	19,449	13,715	55,650	42,288
Net loss (income) attributable to noncontrolling interests	29	(19)	46	119
Net income	$19,478	13,696	55,696	42,407

Education technology services and payments revenue
The following table presents disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023	Additional information
Tuition payment plan services	$34,164	30,825	73,043	65,012	Increase was due to a higher number of payment plans in the K-12 and higher education markets for both new and existing customers.
Payment processing	34,326	31,827	82,113	75,868	Increase was due to increase in payment volumes for both the K-12 and higher education markets due to new customers and an increase in volume from existing customers.
Education technology services	47,205	46,216	103,227	101,004
Increase was due to an increase in revenue from the Company’s school information system software and application and enrollment services. This increase was partially offset by a decrease in FACTS learning management services revenue as a result of decrease in economic aid provided to private schools in response to the COVID 19 pandemic. Learning management instructional services revenue provided to private schools has been funded by the CARES Act and the Emergency Assistance to Non-Public Schools (EANS) programs. The EANS I program funding ended on September 30, 2023 and EANS II program funding ends on September 30, 2024. As economic aid provided to schools under the EANS programs stopped on September 30, 2023 (EANS I) and winds down (EANS II), future instructional services revenue will decrease from recent historical periods. Revenue earned under the EANS programs was $9.6 million and $20.2 million for the three and six month ended June 30, 2024 compared with $17.1 million and $33.5 million for the same periods in 2023, respectively. The decrease in FACTS learning management services revenue as a result of the decrease in EANS revenue was partially offset by an increase in non-EANS professional development and instructional services provided to both new and existing customers.

Other	1,214	990	2,066	1,578
Education technology services and payments revenue	116,909	109,858	260,449	243,462
Cost of services	40,222	40,407	88,832	88,110
Represents direct costs to provide payment processing revenue and such costs decrease/increase in relationship to payment volumes. Costs to provide instructional services are also a component of this expense and decrease/increase in relationship to instructional services revenues.

Net revenue	$76,687	69,451	171,617	155,352
GAAP before tax operating margin	33.4%	26.0%	42.7%	35.8%
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
Before tax operating margin, excluding net interest income, increased due to increased net revenue while maintaining a consistent cost structure.

Net interest income	(7.5)	(7.6)	(7.9)	(7.2)
Non-GAAP before tax operating margin, excluding net interest income	25.9%	18.4%	34.8%	28.6%

NELNET FINANCIAL SERVICES DIVISION - RESULTS OF OPERATIONS
Asset Generation and Management Operating Segment
Loan Portfolio
As of June 30, 2024, the AGM operating segment had a $9.9 billion loan portfolio, consisting primarily of federally insured loans. For a summary of the Company’s loan portfolio as of June 30, 2024 and December 31, 2023, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans in the AGM operating segment:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Beginning balance	$10,799,942	13,482,620	12,049,462	14,169,771
Loan acquisitions:
Federally insured student loans	—	512,611	—	515,591
Consumer and other loans	195,279	59,972	276,009	310,678
Total loan acquisitions	195,279	572,583	276,009	826,269
Repayments, claims, capitalized interest, participations, and other, net	(375,982)	(443,068)	(726,478)	(853,307)
Loans lost to external parties	(574,834)	(214,734)	(1,354,489)	(483,430)
Loans sold	(133,788)	(158,276)	(333,887)	(420,178)
Ending balance	$9,910,617	13,239,125	9,910,617	13,239,125
The Company has partial ownership in certain consumer, private education, and federally insured student loan securitizations that are accounted for as held-to-maturity beneficial interest investments and included in "investments and notes receivable" in the Company's consolidated financial statements. As of the latest remittance reports filed by the various trusts prior to or as of June 30, 2024, the Company’s ownership correlates to approximately $1.94 billion of loans included in these securitizations. The loans held in these securitizations are not included in the above table. Interest income earned by the Company from the beneficial interest in loan securitizations is included in "investment income" on the Company's consolidated statements of income and is not a component of the Company's loan interest income.
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
In August 2022, the Department announced a broad-based student debt relief plan that would have provided up to $20,000 in one-time debt relief to income-qualified recipients with Department held student loans. On June 30, 2023, the Supreme Court ruled that the Department was prohibited from implementing this plan. After the invalidation of this broad-based relief plan, the Department announced plans to enter into a negotiated rulemaking process to achieve debt relief for federal student loan borrowers using provisions of the Higher Education Act (HEA). The Department released proposed regulatory text prior to holding its statutorily-required negotiated rulemaking sessions. Notably, the Department proposed forgiveness for certain groups of borrowers with privately-held FFELP loans without consolidation into the Federal Direct Loan Program as a prerequisite requirement for such forgiveness. Publicly available negotiated rulemaking sessions occurred in the fourth quarter of 2023 and the first quarter of 2024. The Department published draft regulations for public comment in April 2024, including regulations that would grant automatic discharge for all federal student loans, including privately-held FFELP loans, older than 20 or 25 years. Final publication and effective date for all pending forgiveness regulations pursuant to the HEA are expected in Fall of 2024. The April 2024 draft publication did not include regulations to provide forgiveness for borrowers (including borrowers with privately-held FFELP loans) “experiencing financial hardship;” however, publication and comment period for such regulations are expected in early 2025, depending on the results of the presidential election.
In addition, during 2023, the Department issued final regulations on the Saving on a Valuable Education (SAVE) income-driven repayment (IDR) plan. The SAVE plan makes significant changes to IDR to lower monthly payment amounts, subsidize interest, and accelerate time to forgiveness for some borrowers. FFELP borrowers can access the new income-driven repayment changes by consolidating their loans into the Federal Direct Loan Program. The benefits of the SAVE plan are conferred not exclusively on a go-forward basis, as has been the case with previous IDR rulemaking, meaning borrowers who consolidate into the Federal Direct Loan Program receive credit toward forgiveness for months in repayment prior to consolidation. The new income-driven repayment regulations were effective July 1, 2024; however, the Biden-Harris Administration announced implementation for some features starting July 30, 2023 and SAVE forgiveness starting February 2024. Two groups of states sued to block implementation of the SAVE program. As of the date of this filing, SAVE is not operational due to a nationwide injunction ordered by the 8th Circuit Court of Appeals. In response to the injunction, the Biden-Harris Administration placed approximately 8 million borrowers enrolled in the SAVE program into administrative forbearance. During the forbearance period, borrowers will not have to make student loan payments, and no interest will accrue.
The proposed forgiveness regulations and implementation of the SAVE IDR plan regulations have increased, and may continue to increase, consolidation and prepayment activity as FFELP borrowers (i) consolidate their loans into the Federal Direct Loan Program in order to be eligible for potential debt relief for Department borrowers and the SAVE plan and (ii) begin receiving automatic forgiveness for loans older than 20 or 25 years. Prepayments could significantly increase if the federal government and/or the Department initiate additional loan forgiveness or cancellation, other repayment options or plans, or consolidation loan programs.
Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance and loan status and delinquency amounts for each of AGM's loan portfolios as of June 30, 2024 and December 31, 2023; and the activity in AGM's allowance for loan losses and net charge-offs as a percentage of average loans for the three and six months ended June 30, 2024 and 2023, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Spread Analysis
The following table analyzes the loan spread on AGM’s portfolio of loans, which represents the spread between the yield earned on loan assets and the costs of the liabilities and derivative instruments used to fund the assets. The spread amounts included in the following table are calculated by using the notional dollar values found in the table under the caption "Net loan interest income, including settlements on derivatives" below, divided by the average balance of loans or debt outstanding.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Variable loan yield, gross	8.16%	7.73%	8.07%	7.42%
Consolidation rebate fees	(0.81)	(0.80)	(0.80)	(0.81)
Discount accretion, net of premium and deferred origination costs amortization	0.07	0.06	0.07	0.05
Variable loan yield, net	7.42	6.99	7.34	6.66
Loan cost of funds - interest expense (a)	(6.50)	(5.94)	(6.50)	(5.73)
Loan cost of funds - derivative settlements (b) (c)	0.01	(0.00)	0.01	0.01
Variable loan spread	0.93	1.05	0.85	0.94
Fixed rate floor income, gross	0.01	0.01	0.01	0.03
Fixed rate floor income - derivative settlements (b) (d)	0.04	0.00	0.04	0.34
Fixed rate floor income, net of settlements on derivatives	0.05	0.01	0.05	0.37
Core loan spread	0.98%	1.06%	0.90%	1.31%

Average balance of AGM's loans	$10,484,458	13,616,889	11,022,981	13,804,065
Average balance of AGM's debt outstanding	10,168,761	13,011,224	10,778,080	13,187,073
(a)    In the second quarter of 2023, the Company redeemed certain asset-backed debt securities prior to their maturity, resulting in the recognition of $25.9 million in interest expense from the write-off of the remaining unamortized debt discount associated with these bonds at the time of redemption. This non-cash expense was excluded from the table above.
(b)    Derivative settlements represent the cash paid or received during the current period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income (loan spread) as presented in this table. The Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's Non-Nelnet Bank derivative instruments, including the net settlement activity recognized by the Company for each type of derivative for the 2024 and 2023 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Income" in note 5 and in this table.
A reconciliation of core loan spread, which includes the impact of derivative settlements on loan spread, to loan spread without derivative settlements follows.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Core loan spread	0.98%	1.06%	0.90%	1.31%
Derivative settlements (1:3 basis swaps)	(0.01)	0.00	(0.01)	(0.01)
Derivative settlements (fixed rate floor income)	(0.04)	(0.00)	(0.04)	(0.34)
Loan spread	0.93%	1.06%	0.85%	0.96%
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
Variable loan spread was lower during the three and six months ended June 30, 2024 compared with the same periods in 2023 due to a significant increase in short-term rates during 2023 compared with an insignificant change in rates during 2024.
The difference between variable loan spread and core loan spread is fixed rate floor income earned on a portion of AGM's federally insured student loan portfolio. A summary of fixed rate floor income and its contribution to core loan spread follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Fixed rate floor income, gross	$159	456	338	1,567
Derivative settlements (a)	1,193	47	2,383	22,525
Fixed rate floor income, net	$1,352	503	2,721	24,092
Fixed rate floor income contribution to spread, net	0.05%	0.01%	0.05%	0.37%
(a)    Derivative settlements consist of net settlements received related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
The decrease in gross fixed rate floor income for the three and six months ended June 30, 2024 compared with the same periods in 2023 was due to higher interest rates in 2024 compared with 2023.
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
The increase in net derivative settlements received by the Company during the three months ended June 30, 2024, compared with the same period in 2023, was due to an increase in the notional amount of derivatives outstanding. The decrease in net derivative settlements received by the Company during the six months ended June 30, 2024, compared with the same period in 2023, was due to a decrease in the notional amount of derivatives outstanding and less favorable terms on the $400.0 million of notional derivatives entered into in 2023 compared with the $2.8 billion notional derivatives that were terminated due to an increase in interest rates from when the terminated derivatives were initially executed.

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023	Additional information
Interest income:
Loan interest	$193,707	237,906	403,335	458,818	See table below for additional analysis.
Investment interest	13,709	15,857	35,544	29,664	Decrease for the second quarter of 2024 compared with the same period in 2023 was due to a decrease of interest earned on the Company's partial ownership in loan securitizations that are accounted for as held-to-maturity beneficial interest investments, partially offset by an increase of interest earned on restricted cash due to higher balances and interest rates. Increase for the first half of 2024 compared with the same period in 2023 was due to an increase of interest earned on the Company's beneficial interest investments and an increase of interest earned on restricted cash due to higher balances and interest rates.
Total interest income	207,416	253,763	438,879	488,482
Loan interest expense	164,315	218,602	348,460	400,665	See table below for additional analysis.
Intercompany interest expense	7,317	13,711	14,077	20,846	Represents interest paid by AGM to Nelnet, Inc. (parent company) related to (i) internal borrowings to fund equity advances on certain AGM debt facilities; and (ii) AGM issued bonds held by Nelnet, Inc. Decrease was due to a decrease in balances outstanding. Intercompany interest is eliminated for consolidated financial reporting purposes.
Net interest income	35,784	21,450	76,342	66,971
Less (negative provision) provision for loan losses	(4,225)	(12,873)	2,230	(3,119)
See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for factors impacting (negative provision) provision for loan losses for the periods presented.

Net interest income after provision for loan losses	40,009	34,323	74,112	70,090
Other income, net	1,337	1,319	6,321	4,164	Represents primarily borrower late fees, income from providing administration activities for third parties, and income/losses from AGM's investment in joint ventures.
Loss on sale of loans	(1,438)	(5,461)	(1,579)	(15,753)
The Company recognized losses from selling portfolios of loans. See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information about losses on the sale of loans for the periods presented.

Provision for beneficial interests	(5,911)	—	(5,911)	—
During the three months ended June 30, 2024, the Company recorded an allowance for credit losses (and related provision expense) related to the Company's beneficial interest in consumer loan securitizations. See note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.

Derivative settlements, net	1,442	(18)	2,997	23,319
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below. The majority of derivative settlements received in the periods presented was from the Company's derivative portfolio used to hedge loans earning fixed rate floor income. The decrease in net derivative settlements received by the Company for the first half of 2024 compared with the same period in 2023 was due to the termination of the floor income interest rate swaps ($2.8 billion notional amount) in March 2023. See above under "Loan Spread Analysis" for further information.

Derivative market value adjustments, net	936	897	6,642	(36,515)
Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments during the periods presented related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps. To minimize the Company's exposure to market volatility and increase liquidity, AGM terminated its portfolio of floor income interest rate swaps ($2.8 billion notional amount) in March 2023. As such, the Company expects the derivative market value adjustments in future periods will be less substantial. See above under "Loan Spread Analysis" for further information.

Total other income, net	(3,634)	(3,263)	8,470	(24,785)
Salaries and benefits	1,113	1,096	2,308	1,851	Increase was due to additional headcount as the Company actively expands into new asset loan classes.
Other expenses	3,793	4,115	7,210	9,131	Represents primarily servicing fees paid to third parties. Decrease in servicing fees was due to the amortization of the FFELP student loan portfolio.
Intersegment expenses	7,159	8,145	15,009	16,841	Represents fees paid to LSS for the servicing of the majority of AGM’s loans. These amounts exceed the actual cost of servicing the loans. Intersegment expenses also includes costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	12,065	13,356	24,527	27,823

Income before income taxes	24,310	17,704	58,055	17,482
Income tax expense	(5,835)	(4,249)	(13,933)	(4,196)	Represents income tax expense at an effective tax rate of 24%.
Net income	$18,475	13,455	44,122	13,286

Additional information:
GAAP net income	$18,475	13,455	44,122	13,286	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP net income, excluding derivative market value adjustments.
Derivative market value adjustments, net	(936)	(897)	(6,642)	36,515
Tax effect	225	215	1,594	(8,764)
Non-GAAP net income, excluding derivative market value adjustments	$17,764	12,773	39,074	41,037
Net loan interest income, including settlements on derivatives
The following table summarizes the components of "loan interest," "loan interest expense" and "derivative settlements, net."

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023	Additional information
Variable interest income, gross	$212,969	262,771	443,185	509,364	Decrease was due to a decrease in the average balance of loans partially offset by an increase in the gross yield earned on loans.
Consolidation rebate fees	(21,126)	(27,211)	(44,182)	(55,610)	Decrease was due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	1,705	1,890	3,994	3,497	Net discount accretion is due to the Company's purchases of loans at a net discount over the last several years.
Variable interest income, net	193,548	237,450	402,997	457,251
Interest on bonds and notes payable	(164,315)	(218,602)	(348,460)	(400,665)	Decrease was due to a decrease in the average balance of debt outstanding, partially offset by an increase in cost of funds. In addition, during the second quarter of 2023, the Company redeemed certain asset-backed debt securities prior to their maturity, resulting in the recognition of a $25.9 million non-cash expense from the write-off of the remaining debt discount associated with these bonds at the time of redemption.
Derivative settlements, net (a)	249	(65)	614	794	Represents net derivative settlements received (paid) related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives	29,482	18,783	55,151	57,380
Fixed rate floor income, gross	159	456	338	1,567	Decrease was due to higher interest rates.
Derivative settlements, net (a)	1,193	47	2,383	22,525
Represents net derivative settlements received related to the Company's floor income interest rate swaps. The decrease in net derivative settlements received by the Company for the first half of 2024 was due to the termination of the floor income interest rate swaps in March 2023. See above under "Loan Spread Analysis" for further information.

Fixed rate floor income, net of settlements on derivatives	1,352	503	2,721	24,092
Net loan interest income, including derivative settlements (core loan interest income) (a)	$30,834	19,286	57,872	81,472
(a)    Net loan interest income, including derivative settlements (core loan interest income) is a non-GAAP financial measure. For an explanation of GAAP accounting for derivative settlements and the reasons why the Company reports these non-GAAP measures (and the limitations thereof), see footnote (b) to the table immediately under the caption “Loan Spread Analysis” above. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative referred to in the "Additional information" column of this table, for the 2024 and 2023 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Income" in note 5 and in this table.

Nelnet Bank Operating Segment
Loan Portfolio
As of June 30, 2024, Nelnet Bank had a $542.4 million loan portfolio, consisting of $354.4 million of private education loans and $187.9 million of consumer and other loans. For a summary of the Company’s loan portfolio as of June 30, 2024 and December 31, 2023, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans in the Nelnet Bank operating segment:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Beginning balance	$483,723	439,007	432,872	419,795
Loan acquisitions and originations:
Private education loans	1,390	7,359	18,106	21,585
Consumer and other loans	82,998	13,168	139,843	32,800
Total loan acquisitions and originations	84,388	20,527	157,949	54,385
Repayments	(25,760)	(15,046)	(48,470)	(29,575)
Loans sold to AGM	—	—	—	(117)
Ending balance	$542,351	444,488	542,351	444,488

In July 2024, Nelnet Bank executed an agreement to purchase a residual trust with approximately $140 million of private education loans and $60 million of debt that finances the assets. Nelnet Bank will use deposits to fund the approximately $80 million acquisition price. The trust will be consolidated as part of the bank's financial statements. The transaction is expected to close during the third quarter of 2024.
Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance and loan status, delinquency amounts, and other key credit quality indicators for each of Nelnet Bank's loan portfolios as of June 30, 2024 and December 31, 2023; and the activity in Nelnet Bank's allowance for loan losses and net charge-offs as a percentage of average loans for the three and six months ended June 30, 2024 and 2023, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Deposits
As of June 30, 2024, Nelnet Bank had $1.03 billion of deposits. All of Nelnet Bank’s deposits are interest-bearing and primarily consist of brokered certificates of deposit (CDs), retail and other savings deposits and CDs, and intercompany deposits. Retail and other savings deposits and CDs include deposits from Educational 529 College Savings and Health Savings plans, Short Term Federal Investment Trust (STFIT), consumer savings, and commercial, institutional, and consumer CDs. Union Bank, a related party, is the program manager for the Educational 529 College Savings plans and trustee for the STFIT.
As of June 30, 2024, Nelnet Bank’s deposits included $143.0 million from Nelnet, Inc. (parent company) and its subsidiaries (intercompany), and thus have been eliminated for consolidated financial reporting purposes. The intercompany deposits include a pledged deposit of $40.0 million from Nelnet, Inc. as required under the Capital and Liquidity Maintenance Agreement with the FDIC, deposits required for intercompany transactions, operating deposits, and NBS custodial deposits consisting of tuition payments collected which are subsequently remitted to the appropriate school.

Average Balance Sheet
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities.

	Three months ended June 30, (a)				Six months ended June 30, (a)
	2024		2023		2024		2023
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average assets
Federally insured student loans	$—	—%	$62,476	6.38%	$—	—%	$63,559	6.15%
Private education loans	359,486	4.35	354,124	3.75	363,172	4.31	354,907	3.68
Consumer and other loans	152,232	11.97	25,530	13.11	124,684	12.46	16,469	12.93
Cash and investments	625,123	6.96	541,618	6.31	601,535	6.95	541,069	6.13
Total interest-earning assets	1,136,841	6.80%	983,748	5.57%	1,089,391	6.70%	976,004	5.36%
Non-interest-earning assets	17,857		7,992		15,312		8,654
Total assets	$1,154,698		$991,740		$1,104,703		$984,658
Average liabilities and equity
Brokered deposits	$236,517	1.82%	$204,158	1.37%	$220,584	1.62%	$204,781	1.38%
Intercompany deposits	146,788	4.82	149,120	4.80	153,568	4.86	168,388	4.71
Retail and other deposits	621,241	5.01	507,701	4.43	582,688	4.96	480,009	4.19
Total interest-bearing liabilities	1,004,546	4.23%	860,979	3.77%	956,840	4.17%	853,178	3.62%
Non-interest-bearing liabilities	6,369		4,890		7,424		5,247
Equity	143,783		125,871		140,439		126,233
Total liabilities and equity	$1,154,698		$991,740		$1,104,703		$984,658
(a) Calculated using average daily balances.

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023	Additional information
Interest income:
Loan interest	$8,422	5,139	15,518	9,471	Represents interest earned on loans. Increase was due to an increase in the balance of loans and interest rates.
Investment interest	10,811	8,522	20,779	16,449	Represents interest earned on cash and investments. Increase was due to an increase of these balances and interest rates.
Total interest income	19,233	13,661	36,297	25,920
Interest expense	10,769	8,171	20,266	15,385	Represents interest expense on deposits. Increase was due to an increase of deposits and interest rates.
Net interest income	8,464	5,490	16,031	10,535
Provision for loan losses	7,836	1,493	12,210	3,910
Increase in provision for loan losses was due to the mix of loans and an increase in the notional amount of loans acquired and originated in 2024 compared with 2023. See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.

Net interest income after provision for loan losses	628	3,997	3,821	6,625
Other income	775	620	1,150	830	Represents primarily net gains and income from investments.
Derivative settlements, net	207	83	409	83
During the second and third quarter of 2023, Nelnet Bank entered into derivatives to hedge its exposure related to variable rate intercompany deposits to minimize volatility from future changes in interest rates. Nelnet Bank has designated its derivative instruments as cash flow hedges; however, because the hedged items are intercompany deposits, the derivative instruments are not eligible for hedge accounting in the consolidated financial statements. Accordingly, all changes in fair value of such derivatives are recorded through earnings and presented as "derivative market value adjustments, net" in the statements of operations. For additional information on Nelnet Bank's derivative portfolio, see note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Derivative market value adjustments, net	597	1,108	2,855	1,108
Total other income, net	1,579	1,811	4,414	2,021
Salaries and benefits	2,798	2,297	5,518	4,361	Represents salaries and benefits of Nelnet Bank associates and third-party contract labor. Increase was due to the overall growth of Nelnet Bank activities.
Depreciation	341	51	601	56
Other expenses	2,067	1,624	3,194	2,406	Represents various expenses such as consulting and professional fees, Nelnet Bank director fees, occupancy, certain technology-related costs, insurance, and marketing. Increase was due to the overall growth of Nelnet Bank activities.
Intersegment expenses	719	92	1,493	173
Represents fees paid to LSS for servicing certain of Nelnet Bank's loans. Intersegment expenses also include costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services. The majority of shared service costs incurred by the Company to support Nelnet Bank were not allocated to Nelnet Bank through the bank’s de novo period which ended at the end of 2023. The shared service and support costs incurred by the Company related to Nelnet Bank and not allocated to Nelnet Bank were $1.8 million and $3.5 million for the second quarter and first half of 2023, respectively.

Total operating expenses	5,925	4,064	10,806	6,996
(Loss) income before income taxes	(3,718)	1,744	(2,571)	1,650
Income tax benefit (expense)	916	(396)	657	(362)	Represents income tax expense at an effective tax rate of 24.6% and 22.7% for the second quarter of 2024 and 2023, respectively, and 25.6% and 21.9% for the first half of 2024 and 2023, respectively.
Net (loss) income	$(2,802)	1,348	(1,914)	1,288
Additional information:
Net (loss) income	$(2,802)	1,348	(1,914)	1,288	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional details about non-GAAP net income, excluding derivative market value adjustments.
Derivative market value adjustments, net	(597)	(1,108)	(2,855)	(1,108)
Tax effect	143	266	685	266
Net (loss) income, excluding derivative market value adjustments	$(3,256)	506	(4,084)	446

NFS Other Operating Segments
The following table summarizes the operating results of other operating segments included in NFS that are not reportable. Income taxes are allocated based on 24% of income (loss) before taxes for each activity.
Summary and Comparison of Operating Results

	WRCM (a)	Nelnet Insurance Services (b)	Real estate investments (c)	Investment securities (d)	Total
	Three months ended June 30, 2024
Interest income	$4	1,521	145	14,210	15,880
Interest expense	—	(589)	—	(2,017)	(2,606)
Net interest income	4	932	145	12,193	13,274
Other income, net	1,531	15,911	(1,832)	92	15,702
Salaries and benefits	(52)	(123)	(199)	—	(374)
Other expenses	(71)	(11,707)	(50)	(1)	(11,829)
Intersegment expenses, net	(4)	(99)	(110)	(35)	(248)
Income (loss) before income taxes	1,408	4,914	(2,046)	12,249	16,525
Income tax (expense) benefit	(304)	(1,179)	488	(2,940)	(3,935)
Net (income) loss attributable to noncontrolling interests	(141)	—	12	—	(129)
Net income (loss)	$963	3,735	(1,546)	9,309	12,461
	Three months ended June 30, 2023
Interest income	$3	363	141	22,293	22,800
Interest expense	—	—	—	(7,371)	(7,371)
Net interest income	3	363	141	14,922	15,429
Other income, net	1,645	4,621	(720)	421	5,967
Salaries and benefits	(53)	(90)	(67)	—	(210)
Other expenses	(82)	(4,019)	(31)	(2)	(4,134)
Intersegment expenses, net	(3)	(31)	(93)	—	(127)
Income (loss) before income taxes	1,510	844	(770)	15,341	16,925
Income tax (expense) benefit	(326)	(203)	179	(3,681)	(4,031)
Net (income) loss attributable to noncontrolling interests	(151)	—	23	—	(128)
Net income (loss)	$1,033	641	(568)	11,660	12,766

	Six months ended June 30, 2024
Interest income	$7	2,339	286	28,863	31,495
Interest expense	—	(589)	—	(4,435)	(5,024)
Net interest income	7	1,750	286	24,428	26,471
Other income, net	3,009	28,977	(3,626)	284	28,644
Salaries and benefits	(107)	(237)	(388)	—	(732)
Other expenses	(145)	(23,364)	(120)	(3)	(23,632)
Intersegment expenses, net	(7)	(146)	(240)	(72)	(465)
Income (loss) before income taxes	2,757	6,980	(4,088)	24,637	30,286
Income tax (expense) benefit	(595)	(1,675)	975	(5,914)	(7,209)
Net (income) loss attributable to noncontrolling interests	(276)	—	27	—	(249)
Net income (loss)	$1,886	5,305	(3,086)	18,723	22,828
	Six months ended June 30, 2023
Interest income	$5	690	282	40,483	41,460
Interest expense	—	—	—	(19,198)	(19,198)
Net interest income	5	690	282	21,285	22,262
Other income, net	3,242	5,312	428	(3,756)	5,226
Salaries and benefits	(109)	(184)	(136)	—	(429)
Other expenses	(163)	(4,488)	(47)	(3)	(4,701)
Intersegment expenses, net	(6)	(62)	(188)	—	(256)
Income (loss) before income taxes	2,969	1,268	339	17,526	22,102
Income tax (expense) benefit	(641)	(304)	(88)	(4,207)	(5,240)
Net (income) loss attributable to noncontrolling interests	(297)	—	28	—	(269)
Net income (loss)	$2,031	964	279	13,319	16,593

(a)    The Company provides investment advisory services through Whitetail Rock Capital Management, LLC (WRCM), the Company's SEC-registered investment advisor subsidiary, under various arrangements. WRCM earned management fees of $1.4 million and $1.6 million for the three months ended June 30, 2024 and 2023, respectively, and $2.8 million and $3.2 million for the six months ended June 30, 2024 and 2023, respectively. Fees earned by WRCM are included in "other income, net" in the table above.
(b)    Represents the operating results of the Company’s reinsurance treaties on property and casualty policies and the Company’s Nebraska chartered life and health company, which is in run-off mode and reinsures a decreasing term life insurance product distributed to FACTS. The following table presents net premiums, which are included in "other income, net" in the table above, and net loss reserve, commissions, and broker fees, which are included in "other expenses" in the table above:

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Reinsurance assumed	$29,890	7,922	55,394	9,029
Reinsurance ceded	(15,039)	(4,107)	(27,762)	(4,678)
Net premiums	$14,851	3,815	27,632	4,351
Reinsurance assumed	$21,675	6,603	44,517	7,528
Reinsurance ceded	(10,687)	(3,380)	(22,212)	(3,844)
Net loss reserve, commissions, and broker fees	$10,988	3,223	22,305	3,684
(c)    Represents the operating results of the Company’s real estate investments and the administrative costs to manage this portfolio. The Company recognized net losses from its real estate investments of $1.8 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and net losses of $3.6 million for the six months ended June 30, 2024 compared with a gain of $0.4 million for the same period in 2023, which are included in "other income, net" in the table above. The net results recognized relates primarily to the Company's proportionate share of certain real estate investments accounted for under the equity method.
(d)    Represents interest income earned on investment debt securities (primarily student loan and other asset-backed securities, including Nelnet-owned asset-backed securities which it has repurchased and are eliminated in consolidation), unrealized gains/losses on marketable equity securities, realized gains/losses on marketable equity securities and investment debt securities, and other costs to manage these investments. Also includes interest expense incurred on debt used to finance such investments. The decrease in interest income and interest expense in 2024 compared with 2023 was due to a decrease in the average balance of investments and debt outstanding, respectively. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate and Market Risk - Investments," which provides additional detail on the Company's investment portfolio and debt used to finance such investments. Included in first half of 2023 was $3.6 million of realized losses on sales of asset-backed and marketable securities, which are included in "other income, net" in the table above.

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
Summary and Comparison of Operating Results

		Nelnet Renewable Energy (b)
	Shared services (a)	Tax equity investments / syndication / administration	GRNE Solar	ALLO investment (c)	Venture capital investments (d)	Other	Total
	Three months ended June 30, 2024
Net interest income (expense)	$—	1	(365)	—	—	2,277	1,913
Solar construction revenue	—	—	9,694	—	—	—	9,694
Other income, net	750	(1,635)	51	4,193	3,691	3,322	10,372
Impairment expense	—	—	(1,865)	—	—	—	(1,865)
Cost to provide solar construction services	—	—	(8,072)	—	—	—	(8,072)
Salaries and benefits	(19,223)	(601)	(3,260)	—	(238)	(1,464)	(24,786)
Depreciation and amortization	(6,359)	—	(289)	—	(8)	(92)	(6,748)
Other expenses	(10,441)	(197)	(343)	(250)	(10)	(1,601)	(12,842)
Intersegment expenses, net	26,217	(148)	(303)	(3)	(18)	58	25,803
(Loss) income before income taxes	(9,056)	(2,580)	(4,752)	3,940	3,417	2,500	(6,531)
Income tax benefit (expense)	2,174	478	917	(946)	(820)	(1,015)	788
Net loss attributable to noncontrolling interests	—	590	926	—	—	—	1,516
Net (loss) income	$(6,882)	(1,512)	(2,909)	2,994	2,597	1,485	(4,227)
	Three months ended June 30, 2023
Net interest income (expense)	$—	—	(363)	—	—	2,547	2,184
Solar construction revenue	—	—	4,735	—	—	—	4,735
Other income, net	776	(10,086)	58	(9,711)	(1,361)	2,647	(17,677)
Impairment expense	—	—	—	—	—	—	—
Cost to provide solar construction services	—	—	(9,122)	—	—	—	(9,122)
Salaries and benefits	(23,003)	(800)	(1,471)	—	(215)	(1,267)	(26,756)
Depreciation and amortization	(9,218)	—	(1,581)	—	—	(124)	(10,923)
Other expenses	(9,609)	(75)	98	(1,375)	(20)	(1,632)	(12,613)
Intersegment expenses, net	26,970	47	(551)	—	(12)	(293)	26,161
(Loss) income before income taxes	(14,084)	(10,914)	(8,197)	(11,086)	(1,608)	1,878	(44,011)
Income tax benefit (expense)	3,380	520	1,587	2,661	386	(1,632)	6,902
Net loss attributable to noncontrolling interests	—	8,748	1,582	—	—	—	10,330
Net (loss) income	$(10,704)	(1,646)	(5,028)	(8,425)	(1,222)	246	(26,779)

		Nelnet Renewable Energy (b)
	Shared services (a)	Tax equity investments / syndication / administration	GRNE Solar	ALLO investment (c)	Venture capital investments (d)	Other	Total
	Six months ended June 30, 2024
Net interest income (expense)	$—	1	(677)	—	—	5,728	5,052
Solar construction revenue	—	—	23,420	—	—	—	23,420
Other income, net	1,456	1,242	93	(4,043)	3,302	6,174	8,224
Impairment expense	—	—	(1,865)	—	(37)	—	(1,902)
Cost to provide solar construction services	—	—	(22,300)	—	—	—	(22,300)
Salaries and benefits	(39,243)	(1,284)	(4,631)	—	(476)	(2,673)	(48,307)
Depreciation and amortization	(14,727)	—	(539)	—	(14)	(184)	(15,464)
Other expenses	(20,332)	(368)	(1,228)	(606)	(26)	(3,683)	(26,243)
Intersegment expenses, net	53,745	143	(1,061)	(4)	(38)	(137)	52,648
(Loss) income before income taxes	(19,101)	(266)	(8,788)	(4,653)	2,711	5,225	(24,872)
Income tax benefit (expense)	4,584	(564)	1,711	1,117	(651)	(1,686)	4,511
Net loss attributable to noncontrolling interests	—	2,617	1,655	—	—	—	4,272
Net (loss) income	$(14,517)	1,787	(5,422)	(3,536)	2,060	3,539	(16,089)
	Six months ended June 30, 2023
Net interest income (expense)	$—	—	(595)	—	—	4,827	4,232
Solar construction revenue	—	—	13,386	—	—	—	13,386
Other income, net	1,402	(13,030)	64	(27,575)	(1,650)	5,122	(35,667)
Impairment expense	—	—	—	—	—	—	—
Cost to provide solar construction services	—	—	(17,422)	—	—	—	(17,422)
Salaries and benefits	(46,387)	(1,670)	(2,667)	(30)	(403)	(2,798)	(53,955)
Depreciation and amortization	(18,048)	—	(2,198)	—	—	(208)	(20,454)
Other expenses	(19,848)	(840)	(787)	(1,363)	(185)	(2,634)	(25,657)
Intersegment expenses, net	55,809	39	(1,088)	—	(22)	(660)	54,078
(Loss) income before income taxes	(27,072)	(15,501)	(11,307)	(28,968)	(2,260)	3,649	(81,459)
Income tax benefit (expense)	6,497	851	2,197	6,953	543	(1,985)	15,056
Net loss attributable to noncontrolling interests	—	11,956	2,151	—	—	—	14,107
Net (loss) income	$(20,575)	(2,694)	(6,959)	(22,015)	(1,717)	1,664	(52,296)
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
(b)    Nelnet Renewable Energy includes solar tax equity investments made by the Company, administrative and management services provided by the Company on tax equity investments made by third parties, and solar construction and development. As of June 30, 2024, the Company has invested a total of $502.8 million (which includes $219.8 million syndicated to third-party investors) in solar tax equity investments that remain outstanding. Due to the management and control of each of these investment partnerships, such partnerships that invest in tax equity investments are consolidated on the Company’s consolidated financial statements, with the co-investor’s portion being presented as noncontrolling interests.
Included in tax equity investments in the table above is the Company's share of income or loss from solar investments accounted for under the Hypothetical Liquidation at Book Value (HLBV) method of accounting. For the majority of the Company's solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. Nelnet Renewable Energy recognized net losses on its tax equity investments of $2.6 million and $10.1 million for the three months ended June 30, 2024 and 2023, respectively, and net gains of $0.2 million in the first half of 2024 compared with net losses of $13.0 million for the same period in 2023. These income statement amounts, which include amounts attributable to third-party noncontrolling interest investors, are included in “other income, net” in the table above. There were minimal net losses attributable to third-party noncontrolling interest investors in the second quarter of 2024 compared with $8.4 million for the same period in 2023 and $1.6 million in the first half of 2024 compared with $11.4 million for the same period in 2023. Amounts applicable to noncontrolling interest investors are reflected in “net loss attributable to noncontrolling interests” in the table above.

Nelnet Renewable Energy syndicates tax equity investments to third parties and earns management and performance fees. Management fee income recognized by Nelnet Renewable Energy was $0.9 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively, and $1.6 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively, which is included in "other income, net" in the table above.
In addition to solar tax equity investments, the Company has a solar construction company (GRNE Solar) that provides full-service engineering, procurement, and construction (EPC) services to residential homes and commercial entities. Since the acquisition of 80% of GRNE Solar's ownership interests in 2022, it has incurred low and, in some cases, negative margins on certain projects. Due to the complexity and long-term nature of existing construction contracts, the Company may continue to incur low and/or negative margins to complete projects. In addition, higher interest rates reduced residential demand and made community solar projects more costly. On April 12, 2024, the Company announced a change in its solar EPC operations to focus exclusively on the commercial solar market and will discontinue its residential solar operations. As a result, residential revenue will continue to decline from recent historical amounts as existing customer contracts are completed. Residential solar construction revenue was $0.9 million and $2.4 million for the three months ended June 30, 2024 and 2023, respectively, and $3.1 million and $5.2 million for the six months ended June 30, 2024 and 2023, respectively. In addition, during the second quarter of 2024, the Company recognized non-cash impairment charges of $1.9 million on certain solar facilities and inventory related to the residential solar operations, which is reflected in "impairment expense" in the table above, and $1.6 million in severance costs and commissions paid for cancelled projects, which is included in "salaries and benefits" in the table above. For additional information, see note 9 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
On June 30, 2024, the Company acquired the remaining 20% of GRNE Solar for $0.3 million.
(c)    Represents primarily the Company's share of loss on its voting membership interests and income on its preferred membership interest in ALLO.
The Company accounts for its approximately 45% voting membership interests in ALLO under the HLBV method of accounting. Under the HLBV method of accounting on its ALLO voting membership interests investment, the Company recognized no losses in the second quarter of 2024 compared with losses of $12.2 million for the same period in 2023 and losses of $10.7 million in the first half of 2024 compared with $32.4 million for the same period in 2023. These amounts are reflected in “other income, net” in the table above. Absent additional equity contributions with respect to ALLO's voting membership interests, the Company will not recognize additional losses for its voting membership interests in ALLO.
As of June 30, 2024, the outstanding preferred membership interests and accrued and unpaid preferred return of ALLO held by the Company was $169.5 million and $6.6 million, respectively. The Company historically earned a preferred annual return of 6.25% that increased to 10.00% on April 1, 2024 for $155.0 million of preferred membership interests of ALLO held by the Company. During the second quarter of 2024, the Company purchased an additional $14.5 million of preferred membership interests of ALLO, which earn a preferred annual return of 20.0%. The Company recognized income on its ALLO preferred membership interests of $4.2 million and $2.3 million for the three months ended June 30, 2024 and 2023, respectively, and $6.6 million and $4.5 million for the six months ended June 30, 2024 and 2023, respectively. These amounts are reflected in “other income, net” in the table above.
As part of the ALLO recapitalization transaction completed in 2020, the Company and SDC (a third-party global digital infrastructure investor and member of ALLO) entered into an agreement, in which the Company has a contingent payment obligation to pay SDC a contingent payment amount of up to $35.0 million in the event the Company disposes of its voting membership interests of ALLO that it holds and realizes from such disposition certain targeted return levels. The Company recognized an expense of $0.3 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively, and $0.6 million and $1.4 million for the six months ended June 30, 2024 and 2023, respectively, which is included in “other expenses” in the table above.
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
Nelnet Bank was funded by the Company with an initial capital contribution of $100.0 million in November 2020 and the Company has contributed an additional $40.0 million to Nelnet Bank since its inception. Based on Nelnet Bank's business plan for growth and current financial condition, the Company believes it will make additional capital contributions to the bank in future periods. Cash and investments held at Nelnet Bank are generally not available for Company activities outside of Nelnet Bank. See “Liquidity Impact Related to Nelnet Bank” included below for additional information.
Therefore, the Liquidity and Capital Resources discussion is concentrated on the Company’s liquidity and capital needs to meet existing debt obligations in the Asset Generation and Management operating segment and the Company's other initiatives to pursue additional strategic investments.
Sources of Liquidity
As of June 30, 2024, the Company's sources of liquidity included:

Cash and cash equivalents	$145,478
Less: Cash and cash equivalents held at Nelnet Bank (a)	(12,784)
Net cash and cash equivalents	132,694

Available-for-sale (AFS) debt securities (investments) - at fair value	939,529
Less: AFS debt securities held at Nelnet Bank - at fair value (a)	(391,972)
AFS private education loan debt securities - held as risk retention - at fair value (b)	(235,948)
Restricted investments	(50,358)
Unencumbered AFS debt securities (investments) - at fair value	261,251

Unencumbered private, consumer, and other loans (Non-Nelnet Bank) - at par	194,095

Unencumbered repurchased Nelnet issued asset-backed debt securities - at par (not included on consolidated financial statements) (c)	311,739

Unused capacity on unsecured line of credit (d)	495,000

Sources of liquidity as of June 30, 2024	$1,394,779
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
(d)    The Company has a $495.0 million unsecured line of credit that matures on September 22, 2026. As of June 30, 2024, there was no amount outstanding on the unsecured line of credit and $495.0 million was available for future use.
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

Cash Flows
The Company has historically generated positive cash flow from operations. During the six months ended June 30, 2024 and 2023, the Company generated $345.3 million and $198.4 million, respectively, in cash from operating activities. The increase in 2024 compared with 2023 was due to:
•An increase in net income;
•Proceeds of $5.7 million from the Company's clearinghouse for margin payments on derivatives during the six months ended June 30, 2024 compared with payments of $209.9 million for the same period in 2023;
•Adjustments to net income for the impact of provision for loan losses and the non-cash change in deferred income taxes; and
•The impact of changes to accrued interest receivable and other assets during the six months ended June 30, 2024 compared with the same period in 2023.
These factors were partially offset by:
•Adjustments to net income for the non-cash change in depreciation and amortization, derivative market value adjustments, and gain/loss on investments;
•No proceeds from the termination of derivative instruments during the six months ended June 30, 2024 compared with $164.1 million for the same period in 2023; and
•The impact of changes to accounts receivable and other liabilities during the six months ended June 30, 2024 compared with the same period in 2023.
The primary items included in the statement of cash flows for investing activities are the purchase, origination, repayment, and sale of loans, the purchase and sale of available-for-sale securities, and the purchase of other investments (primarily solar investments). The primary items included in financing activities are proceeds from the issuance of and payments on bonds and notes payable, the change in deposits at Nelnet Bank used to fund loans and investment activity, and repurchases of common stock. Cash provided by investing activities and used in financing activities for the six months ended June 30, 2024 was $1.8 billion and $2.3 billion, respectively. Cash provided by investing activities and used in financing activities for the six months ended June 30, 2023 was $0.9 billion and $1.6 billion, respectively. Investing and financing activities are further addressed in the discussion that follows.
Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral
The following table shows AGM's debt obligations outstanding that are secured by loan assets and related collateral.

	As of June 30, 2024
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$8,540,072	8/26/30 - 9/25/69
FFELP and consumer loan warehouse facilities	970,956	7/15/25 - 4/1/26
	$9,511,028
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
As of June 30, 2024, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, AGM currently expects future undiscounted cash flows from its portfolio to be approximately $1.25 billion as detailed below. The actual timing of cash flows released from the securitizations could be impacted based on when and if the Company terminates a securitization by exercising clean-up calls on the underlying securities when the assets in such securitization reach a certain threshold.
The forecasted cash flow presented below includes loans funded in asset-backed securitizations as of June 30, 2024, the majority of which are federally insured student loans. As of June 30, 2024, AGM had $8.7 billion of loans included in asset-

backed securitizations, which represented 88.1% of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities, unencumbered private education, consumer, and other loans funded with operating cash, loans acquired subsequent to June 30, 2024, loans owned by Nelnet Bank, and cash flows relating to the Company's ownership of beneficial interest in loan securitizations (such beneficial interest investments are classified as "investments and notes receivable" on the Company's consolidated balance sheets).
Asset-backed Securitization Cash Flow Forecast
$1.25 billion
(dollars in millions)

$250
$200
$150
$100
$50
$-
$195
$180
$155
$85
$70
$85
$40
$90
$70
$115
$100
$65
2024 (Q3-Q4)
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035 and after

The forecasted future undiscounted cash flows of approximately $1.25 billion include approximately $0.75 billion (as of June 30, 2024) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are included in the consolidated balance sheets in the balances of "loans and accrued interest receivable, net" and "restricted cash." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $0.50 billion, or approximately $0.38 billion after income taxes based on the estimated effective tax rate, represents estimated future net interest income (earnings) from the portfolio and is expected to be accretive to the Company's balance of consolidated shareholders' equity from the June 30, 2024 balance.
The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast. These assumptions are further discussed below.
Prepayments: The primary variable in establishing a life of loan estimate is the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning of period balance, net of scheduled principal payments. A number of factors can affect estimated prepayment rates, including the level of consolidation activity, borrower default rates, and utilization of debt management options such as income-based repayment, deferments, and forbearance. Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates of 6% for both federally insured consolidation and Stafford loans. Prepayment rates for private education loans range from 11% to 20%.
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

Increase in prepayment rate	Reduction in forecasted cash flow from table above	Forecasted cash flow using increased prepayment rate
2x	$0.11 billion	$1.14 billion
4x	$0.29 billion	$0.96 billion
10x	$0.49 billion	$0.76 billion
If the entire AGM student loan portfolio prepaid, the Company would receive the full amount of overcollateralization included in the asset-backed securitizations of approximately $0.75 billion (as of June 30, 2024); however, the Company would not receive the $0.50 billion ($0.38 billion after tax) of estimated future earnings from the portfolio.
Interest rates: The Company funds a portion of its student loans with floating rate securities that are indexed to 90-day SOFR. Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to the 30-day average SOFR in effect for each day in a calendar quarter. The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk. The Company’s cash flow forecast assumes, for the life of the portfolio, a relationship between the various SOFR indices that is implied by the current forward SOFR curves. If the forecast is computed assuming a spread of an additional 12 basis points between Term SOFR and 30-day average SOFR for the life of the portfolio, the cash flow forecast would be reduced by approximately $5 million to $25 million.
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
Warehouse Facilities
Warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements. For a summary of the Company's warehouse facilities outstanding as of June 30, 2024, see note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report. The Company has been reducing its warehouse capacity based on its estimated future loan purchases and to save on unused facility costs.
On July 1, 2024, the Company obtained a consumer loan warehouse facility that has an aggregate maximum financing amount available of $125 million, an advance rate of 80%, liquidity provisions to January 1, 2026, and a final maturity date of August 1, 2026. On July 5, 2024, the Company advanced $76 million of debt in this facility and has $49 million available for future fundings.
Upon termination or expiration of the warehouse facilities, the Company would expect to access the securitization market, obtain replacement warehouse facilities, use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
Asset-backed Securities Transactions
The Company, through its subsidiaries, has historically funded loans by completing asset-backed securitizations. Depending on market conditions, the Company anticipates continuing to access the asset-backed securitization market. Such asset-backed securitization transactions would be used to refinance loans included in its warehouse facilities and existing asset-backed securitizations and/or finance loans purchased from third parties and loans that are currently unencumbered.
There were no asset-backed securitization transactions completed during the six months ended June 30, 2024.

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
During 2021, the Company sponsored four asset-backed securitization transactions to permanently finance a total of $8.7 billion of private education loans sold by Wells Fargo (which represented the total remaining loans originally purchased from Wells Fargo, factoring in borrower payments from the date of purchase). As sponsor, the Company is required to provide a certain level of risk retention, and has purchased bonds issued in such securitizations to satisfy this requirement. The bonds purchased to satisfy the risk retention requirement are reflected on the Company's consolidated balance sheets as "investments and notes receivable" and as of June 30, 2024, the fair value of these bonds was $235.9 million. The Company must retain these investment securities until the latest of (i) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance and (ii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time the Company can sell its investment securities (bonds) to a third party.
The Company entered into a repurchase agreement with a third party, of which a portion of the proceeds from such agreement was used to purchase the asset-backed investments, and such investments serve as collateral on the repurchase obligations. As of June 30, 2024, $111.2 million was outstanding on the Company's repurchase agreement. As of August 8, 2024, the maturity dates on this facility vary from November 27, 2024 through December 20, 2024, and the facility is subject to early termination upon 180 days' prior written notice provided by the Company or the counterparty prior to the maturity dates. The Company is subject to cash margin deficit payment requirements in the event the fair value of the securities subject to the repurchase agreement becomes less than the original purchase price of such securities.
Upon termination or maturity of the repurchase agreement, there can be no assurance that the Company will be able to maintain this or a similar agreement, or find alternative funding if necessary. If necessary, the Company would expect to use operating cash, consider the sale of unencumbered investments, or borrow on its unsecured line of credit to satisfy any remaining obligations.
Union Bank Participation Agreements
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of June 30, 2024, $440.4 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $900.0 million or an amount in excess of $900.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
The Company also has an agreement with Union Bank under which Union Bank has agreed to purchase from the Company participation interests in FFELP loan asset-backed securities (bond investments). The agreement automatically renews annually and is terminable by either party upon five business days' notice. On May 4, 2024, the agreement automatically renewed for another year through May 4, 2025. The Company can participate FFELP loan asset-backed securities to Union Bank to the extent of availability under the grantor trusts, up to $400.0 million or an amount in excess of $400.0 million if mutually agreed to by both parties. The Company maintains legal ownership of the FFELP loan asset-backed securities and, in its discretion, approves and accomplishes any sale, assignment, transfer, encumbrance, or other disposition of the securities. As such, the FFELP loan asset-backed securities subject to this agreement are included on the Company's consolidated balance sheets as "investments and notes receivable" and the participation interests outstanding have been accounted for by the Company as a secured borrowing. As of June 30, 2024, $0.1 million (par value) of FFELP loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement.
Liquidity Impact Related to Beneficial Interest in Loan Securitizations
The Company has partial ownership in consumer, private education, and federally insured student loan third-party securitizations that are classified as "beneficial interest in loan securitizations" and included in "investments and notes receivable" on the Company's consolidated balance sheets. These residual interests were acquired by the Company or have been received by the Company as consideration from selling portfolios of loans to unrelated third parties who securitized such loans. As of the latest remittance reports filed by the various trusts prior to or as of June 30, 2024, the Company's ownership correlates to approximately $1.94 billion of loans included in these securitizations. Interest income earned by the Company from the beneficial interest in loan securitizations is included in "investment income" on the Company's consolidated statements of income and is not a component of the Company's loan interest income.
As of June 30, 2024, the investment balance on the Company's consolidated balance sheet of its beneficial interest in loan securitizations was $244.0 million. For a summary of this investment balance, see note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
The Company's partial ownership percentage in each loan securitization grants the Company the right to receive the corresponding percentage of cash flows generated by the securitization. As of June 30, 2024, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its partial ownership in these securitizations to be approximately $378.3 million. The vast majority of these cash flows are expected to be received over the next 5 years.
The difference between the total estimated future undiscounted cash flows from these residual interests ($378.3 million) and the investment carrying value ($244.0 million) of $134.3 million, or $102.1 million after income taxes based on the estimated effective tax rate, represents estimated future investment interest income (earnings) from these investments and is expected to be accretive to the Company's balance of consolidated shareholders' equity from the June 30, 2024 balance.
The undiscounted future cash flows from the consumer and private education loan securitizations are highly subject to credit risk (defaults). If defaults are higher than management's current estimate, the forecasted cash flows and estimated future investment interest income (earnings) from these securitizations would be adversely impacted.
Liquidity Impact Related to Nelnet Bank
Nelnet Bank launched operations in November 2020. Nelnet Bank was funded by the Company with an initial capital contribution of $100.0 million. In addition, the Company made a pledged deposit of $40.0 million with Nelnet Bank, as required under an agreement with the FDIC discussed below.
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
Under the regulatory framework for prompt corrective action, Nelnet Bank is subject to various regulatory capital requirements administered by the FDIC and the UDFI and must meet specific capital standards. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on Nelnet Bank’s business, results of operations, or financial condition. On January 1, 2020, the Community Bank Leverage Ratio (CBLR) framework, as issued jointly by the Office of the Comptroller of the Currency, the Federal Reserve Board, and the FDIC, became effective. Any banking organization with total consolidated assets of less than $10 billion, limited amounts of certain types of assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9% may opt into the CBLR framework quarterly. The CBLR framework allows banks to satisfy capital standards and be considered "well capitalized" under the prompt corrective action framework if their leverage ratio is greater than 9%, unless the banking organization's federal banking agency determines that the banking organization's risk profile warrants a more stringent leverage ratio. The FDIC has ordered Nelnet Bank to maintain at least a 12% leverage ratio. Nelnet Bank has opted into the CBLR framework for the quarter ended June 30, 2024 with a leverage ratio of 12.3%. Nelnet Bank intends to maintain at all times regulatory capital levels that meet both the minimum level necessary to be considered “well capitalized” under the FDIC’s prompt corrective action framework and the minimum level required by the FDIC.
Since inception, the Company has made additional contributions of $40 million to Nelnet Bank. Based on Nelnet Bank's business plan for growth and current financial condition, the Company believes it will make additional capital contributions to the bank in future periods.
Liquidity Impact Related to Nelnet Renewable Energy
The Company’s Nelnet Renewable Energy business makes solar tax equity investments in renewable energy solar partnerships. Through June 30, 2024, the Company has invested a total of $502.8 million (which includes $219.8 million syndicated to third-party investors) in tax equity investments that remain outstanding. These investments provide a federal income tax credit under the Internal Revenue Code, equaling 30% to 40% of the eligible project cost, with the tax credit available when the project is placed-in-service. The Company is allowed to reduce its tax estimates paid to the U.S. Treasury based on the credits earned. Based on the timing of when the Company funds a project and decreases its tax estimate to the U.S. Treasury due to earning of the tax credit, the amount of capital funded to solar tax equity investments at any point in time is not significant and has a minimal impact on the Company’s liquidity. As of June 30, 2024, the Company is committed to fund an additional $125.7 million on tax equity investments, of which $83.0 million is expected to be provided by syndication partners.
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
Liquidity Impact Related to ALLO
Upon the deconsolidation of ALLO on December 21, 2020, the Company recorded its 45% voting membership interests in ALLO at fair value, and accounts for such investment under the HLBV method of accounting. In addition, the Company recorded its remaining non-voting preferred membership units of ALLO at fair value, and accounts for such investment as a separate equity investment. The Company historically earned a preferred annual return of 6.25% that increased to 10.00% on April 1, 2024 for $155.0 million of preferred membership interests of ALLO. On January 1, 2025, the preferred annual return on the $155.0 million of preferred membership interests of ALLO will increase to 13.5%, commencing July 1, 2025, the return will increase to 15.0%, commencing January 1, 2026, the preferred return will increase to 17.5%, and beginning on January 1, 2027 and on each January 1 of each calendar year thereafter, the annual return will increase by an additional 2.5%. During the second quarter of 2024, the Company purchased an additional $14.5 million of preferred membership interests in ALLO, which earn a preferred annual return of 20.0%. Accrued and unpaid preferred returns are converted to additional preferred membership interests each December 31. As of June 30, 2024, the accrued and unpaid preferred return was $6.6 million.
If ALLO needs additional capital to support its growth in existing or new markets, the Company has the option to contribute additional capital to maintain its voting equity interest and/or may purchase additional preferred membership interests that include a preferred return. Based on ALLO's business plan for growth and current financial condition, the Company believes it will make additional capital contributions to ALLO in future periods.
In addition to equity contributions, ALLO has issued debt to fund its growth. As of June 30, 2024, ALLO has $912 million (par value) of debt outstanding.
As part of the ALLO recapitalization transaction in December 2020, the Company and SDC entered into an agreement, in which the Company has a contingent payment obligation to pay SDC a contingent payment amount of up to $35.0 million in the event the Company disposes of its voting membership interests of ALLO that it holds and realizes from such disposition certain targeted return levels. As of June 30, 2024, the estimated fair value of the contingent payment is $10.4 million.
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
Based on the derivative portfolio outstanding as of June 30, 2024, the Company does not anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to make variation margin payments to its third-party clearinghouse and/or payments to its counterparties for its non-centrally cleared derivatives.
Other Debt Facilities
As discussed above, the Company has a $495.0 million unsecured line of credit with a maturity date of September 22, 2026. As of June 30, 2024, the unsecured line of credit had no amount outstanding and $495.0 million was available for future use. Upon the maturity date of this facility, there can be no assurance that the Company will be able to maintain this line of credit, increase or maintain the amount outstanding under the line, or find alternative funding if necessary.
On December 21, 2023, the Company entered into a $10.0 million participation agreement with a third-party, the proceeds of which are collateralized by consumer loans. The third-party participant does not have the right to pledge, transfer, or otherwise dispose of their participation interest in all or any portion of the loans subject to this agreement. As such, the consumer loans subject to this agreement are included on the Company's consolidated balance sheet and the participation interests outstanding have been accounted for by the Company as a secured borrowing. This participation agreement will amortize as the consumer loans subject to the participation pay down. As of June 30, 2024, the outstanding balance on this participation agreement was $7.6 million.
Stock Repurchases
The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2025. As of June 30, 2024, 3,341,735 shares remained authorized for repurchase under the Company's stock repurchase program. Shares may be repurchased from time to time on the open market, in private transactions (including with related parties), or otherwise, depending on various factors, including share prices and other potential uses of liquidity.
Shares repurchased by the Company during the first half of 2024 are shown below. Certain of these repurchases were made pursuant to trading plans adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. For additional information on stock repurchases during the second quarter of 2024, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share) (a)

Quarter ended March 31, 2024	396,724	$35,469	89.41
Quarter ended June 30, 2024	487,980	46,842	95.99
Total	884,704	$82,311	93.04
(a)     The average price of shares repurchased for the three months ended June 30, 2024 includes excise taxes.
Dividends
On June 14, 2024, the Company paid a second quarter 2024 cash dividend on the Company's Class A and Class B common stock of $0.28 per share. In addition, the Company's Board of Directors has declared a third quarter 2024 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.28 per share. The third quarter cash dividend will be paid on September 13, 2024 to shareholders of record at the close of business on August 30, 2024.
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
On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most “critical” - that is, they are most important to the portrayal of the Company’s financial condition and results of operations and they require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has identified the allowance for loan losses as a critical accounting policy and estimate, as discussed further under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Loan Losses” in the Company’s 2023 Annual Report. For additional information regarding changes in the Company’s allowance for loan losses for the three and six months ended June 30, 2024 and 2023, see the caption “Activity in the Allowance for Loan Losses” in note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report. There have been no material changes to the Company’s critical accounting policy and estimate since December 31, 2023.
RECENT ACCOUNTING PRONOUNCEMENTS
In November 2023, the FASB issued accounting guidance which improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit (referred to as the “significant expense principle”). This guidance will be effective for the Company for the year ending December 31, 2024 annual financial statements, with early adoption permitted. The guidance will be applied retrospectively for all prior periods presented in the financial statements. The Company intends to adopt the standard when it becomes effective for the year ending December 31, 2024 annual financial statements. While the Company is continuing to evaluate the impact this pronouncement will have on its ongoing financial reporting, it currently believes there will be limited impacts to the disclosures included in the notes to consolidated financial statements due to the segment expense detail already disclosed for each reportable segment.
In December 2023, the FASB issued accounting guidance to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance will be effective for the Company for the year ending December 31, 2025 annual financial statements, with early adoption permitted. The guidance will be applied on a prospective basis. The Company intends to adopt the standard when it becomes effective for the year ending December 31, 2025. Management is currently evaluating the impact this guidance will have on the disclosures included in the notes to consolidated financial statements.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)
Interest Rate Risk - AGM Operating Segment
AGM’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact AGM due to shifts in market interest rates.
The following table sets forth AGM’s loan assets and debt instruments by rate characteristics:

	As of June 30, 2024		As of December 31, 2023
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$532,794	5.4%	$510,666	4.2%
Variable-rate loan assets	9,377,823	94.6	11,538,796	95.8
Total	$9,910,617	100.0%	$12,049,462	100.0%

Fixed-rate debt instruments	$460,293	4.8%	$561,557	4.8%
Variable-rate debt instruments	9,058,363	95.2	11,142,596	95.2
Total	$9,518,656	100.0%	$11,704,153	100.0%
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
No variable-rate floor income was earned by the Company in 2024 or 2023.
A summary of fixed rate floor income earned by the AGM operating segment follows.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Fixed rate floor income, gross	$159	456	$338	1,567
Derivative settlements (a)	1,193	47	2,383	22,525
Fixed rate floor income, net	$1,352	503	$2,721	24,092
(a)    Derivative settlements consist of settlements received related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
Gross fixed rate floor income decreased for the three and six months ended June 30, 2024 compared with the same periods in 2023 due to higher interest rates in 2024 compared with 2023.
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
The increase in net derivative settlements received by the Company during the three months ended June 30, 2024, compared with the same period in 2023, was due to an increase in the notional amount of derivatives outstanding. The decrease in net derivative settlements received by the Company during the six months ended June 30, 2024, compared with the same period in 2023, was due to a decrease in the notional amount of derivatives outstanding and less favorable terms on the $400.0 million of notional derivatives entered into in 2023 compared with the $2.8 billion notional derivatives that were terminated due to an increase in interest rates from when the terminated derivatives were initially executed.
For further details of the Company’s derivatives used to hedge fixed rate loans, see note 5 of the notes to consolidated financial statements included in Part I, Item 1 of this report.

The following table shows AGM’s federally insured student loan assets that were earning fixed rate floor income as of June 30, 2024.

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
8.0 - 8.99%	8.25%	5.61%	$146,990
> 9.0%	9.06%	6.42%	97,129
			$244,119
(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of June 30, 2024, the weighted average estimated variable conversion rate was 5.93% and the short-term interest rate was 556 basis points.
AGM is also exposed to interest rate risk in the form of repricing risk and basis risk because the interest rate characteristics of AGM’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents AGM’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of June 30, 2024.

Index	Frequency of variable resets	Assets	Funding of student loan assets
30-day average SOFR (a)	Daily	$8,890,701	—
3-month H15 financial commercial paper	Daily	300,782	—
3-month Treasury bill	Daily	292,250	—
30-day average SOFR / 1-month CME Term SOFR	Monthly	—	5,628,802
90-day average SOFR / 3-month CME Term SOFR (a)	Quarterly	—	2,317,187
Asset-backed commercial paper / SOFR (b)	Varies	—	964,196
Fixed rate	—	—	389,462
Auction-rate (c)	Varies	—	75,735
Other (d)	—	1,116,944	1,225,295
		$10,600,677	10,600,677
(a)    The Company has certain basis swaps outstanding in which the Company receives and pays the term adjusted SOFR plus the tenor spread adjustment to LIBOR. Prior to the discontinuation of LIBOR on June 30, 2023, the Company received three-month LIBOR set discretely in advance and paid one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of June 30, 2024.

Maturity	Notional amount (i)
2026	$1,150,000
2027	250,000
$1,400,000
(i)    The weighted average rate paid by the Company on the 1:3 Basis Swaps as of June 30, 2024 was the term adjusted SOFR (plus the tenor spread adjustment relating to LIBOR) plus 10.4 basis points.
(b)    The interest rate on the Company's FFELP warehouse facilities is indexed to asset-backed commercial paper rates and daily SOFR.
(c)    As of June 30, 2024, the Company was sponsor for $75.7 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (the “Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to SOFR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
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

	Interest rates
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from decrease of 100 basis points		Change from decrease of 300 basis points
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended June 30, 2024
Effect on earnings:
Increase in pre-tax net income before impact of derivative settlements	$862	1.5%	$2,910	5.0%	$1,479	2.5%	$6,858	11.7%
Impact of derivative settlements	746	1.3	2,238	3.8	(746)	(1.3)	(2,238)	(3.8)
Increase in net income before taxes	$1,608	2.8%	$5,148	8.8%	$733	1.2%	$4,620	7.9%
Increase in basic and diluted earnings per share	$0.03		$0.11		$0.02		$0.10
	Three months ended June 30, 2023
Effect on earnings:
Increase in pre-tax net income before impact of derivative settlements	$712	2.4%	$3,029	10.2%	$314	1.1%	$3,762	12.7%
Impact of derivative settlements (a)	33	0.1	99	0.3	(33)	(0.1)	(99)	(0.3)
Increase in net income before taxes	$745	2.5%	$3,128	10.5%	$281	1.0%	$3,663	12.4%
Increase in basic and diluted earnings per share	$0.02		$0.06		$0.01		$0.07
	Six months ended June 30, 2024
Effect on earnings:
Increase in pre-tax net income before impact of derivative settlements	$1,573	1.0%	$5,410	3.6%	$3,420	2.2%	$15,415	10.1%
Impact of derivative settlements	1,492	1.0	4,476	2.9	(1,492)	(1.0)	(4,476)	(2.9)
Increase in net income before taxes	$3,065	2.0%	$9,886	6.5%	$1,928	1.2%	$10,939	7.2%
Increase in basic and diluted earnings per share	$0.06		$0.20		$0.04		$0.23
	Six months ended June 30, 2023
Effect on earnings:
Increase in pre-tax net income before impact of derivative settlements	$1,484	2.4%	$7,432	12.2%	$390	0.6%	$7,412	12.2%
Impact of derivative settlements (a)	33	0.1	99	0.2	(33)	(0.1)	(99)	(0.2)
Increase in net income before taxes	$1,517	2.5%	$7,531	12.4%	$357	0.5%	$7,313	12.0%
Increase in basic and diluted earnings per share	$0.03		$0.15		$0.01		$0.15
(a)On March 15, 2023, the Company terminated its derivative portfolio hedging loans earning fixed rate floor income. The table above excludes the impact of these derivatives for the entire period.

	Asset and funding index mismatches
	Increase of 10 basis points		Increase of 30 basis points		Increase of 10 basis points		Increase of 30 basis points
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended June 30, 2024				Three months ended June 30, 2023
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(878)	(1.5)%	$(2,633)	(4.5)%	$(1,182)	(4.0)%	$(3,547)	(12.0)%
Impact of derivative settlements	348	0.6	1,044	1.8	785	2.7	2,356	8.0
Decrease in net income before taxes	$(530)	(0.9)%	$(1,589)	(2.7)%	$(397)	(1.3)%	$(1,191)	(4.0)%
Decrease in basic and diluted earnings per share	$(0.01)		$(0.03)		$(0.01)		$(0.02)
	Six months ended June 30, 2024				Six months ended June 30, 2023
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(1,895)	(1.2)%	$(5,683)	(3.7)%	$(2,295)	(3.8)%	$(6,886)	(11.3)%
Impact of derivative settlements	1,131	0.7	3,393	2.2	1,562	2.6	4,686	7.7
Decrease in net income before taxes	$(764)	(0.5)%	$(2,290)	(1.5)%	$(733)	(1.2)%	$(2,200)	(3.6)%
Decrease in basic and diluted earnings per share	$(0.02)		$(0.05)		$(0.01)		$(0.04)
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
The following table presents Nelnet Bank's loan assets, asset-backed security investments, and deposits by rate characteristics:

	As of June 30, 2024		As of December 31, 2023
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$534,988		$424,284
Fixed-rate investments	72,195		34,644
Total fixed-rate assets	607,183	52.4%	458,928	47.7%
Variable-rate loan assets	7,363		8,588
Variable-rate investments	545,160		495,004
Total variable rate assets	552,523	47.6	503,592	52.3
Total assets	$1,159,706	100.0%	$962,520	100.0%

Fixed-rate deposits	$323,857	31.3%	$280,736	33.1%
Variable-rate deposits (a)	709,600	68.7	566,828	66.9
Total deposits	$1,033,457	100.0%	$847,564	100.0%
(a)    Nelnet Bank uses derivative instruments to hedge exposure to variability in cash flows of variable rate deposits to minimize the exposure to volatility in cash flows from future changes in interest rates. The derivatives are not reflected in the above table. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for a summary of Nelnet Bank's derivatives outstanding as of June 30, 2024.

Interest Rate and Market Risk - Investments
The following table presents the rates earned on the Company’s available-for-sale debt securities (investments) and debt facilities used to fund a portion of such investments. The table below excludes securities (investments) held by Nelnet Bank.

	Average balance	Interest income/ expense	Average yields/ rates	Average balance	Interest income/ expense	Average yields/ rates
	Three months ended June 30,
	2024			2023
Investments:
Asset-backed securities available-for-sale (a) (b)	$827,144	13,991	6.78%	$919,698	14,561	6.35%

Debt funding asset-backed securities available-for-sale:
Participation agreement - variable rate (c)	$11,374	175	6.17%	$76,966	1,094	5.70%
Repurchase agreements - variable rate (d)	112,016	1,842	6.60	415,514	6,277	6.06
	$123,390	2,017	6.56	$492,480	7,371	6.00

	Six months ended June 30,
	2024			2023
Investments:
Asset-backed securities available-for-sale (a) (b)	$845,389	28,110	6.67%	$1,083,959	32,610	6.07%

Debt funding asset-backed securities available-for-sale:
Participation agreement - variable rate (c)	$5,731	176	6.16%	$230,889	6,153	5.37%
Repurchase agreements - variable rate (d)	126,461	4,259	6.75	463,637	13,045	5.67
	$132,192	4,435	6.73	$694,526	19,198	5.57
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
(b)    The majority of the Company’s asset-backed securities earn floating rates with expected returns of approximately SOFR + 100 to 350 basis points to maturity. As of June 30, 2024, $206.5 million (par value) of the Company’s asset-backed securities earn a weighted average fixed rate of 3.22%.
(c)    Interest incurred by the Company on amounts borrowed under the participation agreement is at a variable rate of SOFR + 62.5 basis points.
(d)    Interest incurred by the Company on amounts borrowed under repurchase agreements is at a variable rate of SOFR + 100 to 140 basis points.
The Company’s portfolio of asset-backed investment securities has limited liquidity, and the Company could incur a significant loss if the investments were sold prior to maturity at an amount less than the original purchase price. As of June 30, 2024, the gross unrealized loss on the Company’s available-for-sale debt securities was $26.7 million, and the aggregate fair value of available-for-sale debt securities with unrealized losses was $401.2 million. The Company currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses. See note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2024. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the second quarter of 2024 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (c)	Maximum number of shares that may yet be purchased under the plans or programs (c)
April 1 - April 30, 2024	353,408	$94.26	353,408	3,471,359
May 1 - May 31, 2024	80,934	95.83	80,934	3,390,425
June 1 - June 30, 2024	53,638	99.50	48,690	3,341,735
Total	487,980	$95.10	483,032
(a)    The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (c) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 4,948 shares in June 2024. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.
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

ITEM 5.  OTHER INFORMATION
Rule 10b5-1 Trading Plans
The following table describes contracts, instructions, or written plans for the purchase or sale of the Company's securities adopted by the Company's directors or executive officers during the second quarter of 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan (a)	Aggregate Number of Securities to Be Purchased or Sold
William J. Munn Corporate Secretary / Chief Governance Officer / General Counsel	5/16/2024	9/15/2024 (b)	Gift transfer of 100 shares of Class A common stock
Michael S. Dunlap Executive Chairman	5/29/2024	9/29/2024	Gift transfer of 35,000 shares of Class A common stock
(a) A trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
(b) This trading plan was subsequently terminated on August 2, 2024, and no transfers were made pursuant to the plan.
On March 5, 2024, Kathleen A. Farrell, Director, terminated a trading arrangement she had previously adopted with respect to the sale of securities of the Company's Class A common stock. Ms. Farrell's Rule 10b5-1 Trading Plan was adopted on June 16, 2023, had a term of one year, and provided for the sale of up to 1,000 shares of Class A common stock. As of the date of termination of this Rule 10b5-1 Trading Plan, Ms. Farrell had sold no shares of Class A common stock under its terms. Notice of this termination was inadvertently omitted from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024.
ITEM 6.  EXHIBITS

10.1
Nelnet, Inc. Restricted Stock Plan, as amended and restated through May 16, 2024, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 21, 2024 and incorporated herein by reference.

10.2*#	Modification of Contract dated effective as of March 26, 2024 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
#	Provided herewith for purposes of providing a complete set of all modifications to the Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date:	August 8, 2024	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

Date:	August 8, 2024	By:	/s/ JAMES D. KRUGER
		Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer