Form 10-Q
period 2024-09-30
NELNET INC
filed 2024-11-07
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2024, there were 25,625,046 and 10,663,088 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
September 30, 2024

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)
	As of	As of
	September 30, 2024	December 31, 2023
Assets:
Loans and accrued interest receivable (net of allowance for loan losses of $102,142 and $104,643, respectively)	$10,572,881	13,108,204
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	90,731	34,912
Cash and cash equivalents - held at a related party	128,953	133,200
Total cash and cash equivalents	219,684	168,112
Investments and notes receivable (including investments at fair value of $996,385 and $988,841, respectively)	1,903,561	1,846,707
Restricted cash	344,366	488,723
Restricted cash - due to customers	334,968	368,656
Restricted investments	49,755	17,969
Accounts receivable (net of allowance for doubtful accounts of $3,675 and $4,304, respectively)	153,638	196,200
Goodwill	158,029	158,029
Intangible assets, net	38,371	44,819
Property and equipment, net	124,575	127,008
Other assets	184,300	187,957
Total assets	$14,084,128	16,712,384
Liabilities:
Bonds and notes payable	$8,938,446	11,828,393
Accrued interest payable	25,389	35,391
Bank deposits	1,070,758	743,599
Other liabilities	434,938	479,387
Due to customers	404,459	425,507
Total liabilities	10,873,990	13,512,277
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 25,627,446 shares and 26,400,630 shares, respectively	256	264
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 10,663,088 shares	107	107
Additional paid-in capital	4,179	3,096
Retained earnings	3,287,541	3,270,403
Accumulated other comprehensive loss, net	(1,431)	(20,119)
Total Nelnet, Inc. shareholders' equity	3,290,652	3,253,751
Noncontrolling interests	(80,514)	(53,644)
Total equity	3,210,138	3,200,107
Total liabilities and equity	$14,084,128	16,712,384
Supplemental information - assets and liabilities of consolidated education and other lending variable interest entities:
Loans and accrued interest receivable	$9,842,750	12,676,932
Restricted cash	323,936	451,932
Bonds and notes payable	(9,182,445)	(12,006,170)
Accrued interest payable and other liabilities	(98,744)	(135,748)
Net assets of consolidated education and other lending variable interest entities	$885,497	986,946
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income:
Loan interest	$190,211	236,423	609,064	704,712
Investment interest	50,272	48,128	143,086	129,835
Total interest income	240,483	284,551	752,150	834,547
Interest expense on bonds and notes payable and bank deposits	168,328	207,159	539,367	639,756
Net interest income	72,155	77,392	212,783	194,791
Less provision for loan losses	18,111	4,275	32,551	5,065
Net interest income after provision for loan losses	54,044	73,117	180,232	189,726
Other income (expense):
Loan servicing and systems revenue	108,175	127,892	344,428	389,138
Education technology services and payments revenue	118,179	113,796	378,627	357,258
Solar construction revenue	19,321	6,301	42,741	19,687
Other, net	32,325	(3,062)	78,057	(27,297)
Loss on sale of loans	(107)	(1,022)	(1,685)	(16,776)
Impairment expense and provision for beneficial interests	(29,052)	(4,974)	(36,865)	(4,974)
Derivative market value adjustments and derivative settlements, net	(11,525)	3,957	1,378	(8,047)
Total other income (expense), net	237,316	242,888	806,681	708,989
Cost of services:
Cost to provide education technology services and payments	45,273	43,694	134,106	131,804
Cost to provide solar construction services	26,815	7,783	49,115	25,204
Total cost of services	72,088	51,477	183,221	157,008
Operating expenses:
Salaries and benefits	146,192	141,204	429,701	438,620
Depreciation and amortization	13,661	21,835	45,572	57,114
Other expenses	61,642	51,370	178,278	138,154
Total operating expenses	221,495	214,409	653,551	633,888
(Loss) income before income taxes	(2,223)	50,119	150,141	107,819
Income tax (benefit) expense	(282)	10,512	37,653	28,785
Net (loss) income	(1,941)	39,607	112,488	79,034
Net loss attributable to noncontrolling interests	4,329	4,747	8,398	18,705
Net income attributable to Nelnet, Inc.	$2,388	44,354	120,886	97,739
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$0.07	1.18	3.29	2.61
Weighted average common shares outstanding - basic and diluted	36,430,485	37,498,073	36,703,314	37,437,587

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months ended September 30,				Nine months ended September 30,
	2024		2023		2024		2023
Net (loss) income		$(1,941)		39,607		112,488		79,034
Other comprehensive income (loss):
Net changes related to foreign currency translation adjustments	$	23		(8)		6		(11)
Net changes related to available-for-sale debt securities:
Unrealized holding gains (losses) arising during period, net	2,656		(4,566)		28,291		12,734
Reclassification of (gains) losses recognized in net income, net	(1,721)		(1,064)		(3,326)		3,001
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	64		66		186		136
Income tax effect	(240)	759	1,335	(4,229)	(6,036)	19,115	(3,810)	12,061
Net changes related to equity method investee's other comprehensive income:
Gain (loss) on cash flow hedge	62		336		(570)		(163)
Income tax effect	(15)	47	(80)	256	137	(433)	40	(123)
Other comprehensive income (loss)		829		(3,981)		18,688		11,927
Comprehensive (loss) income		(1,112)		35,626		131,176		90,961
Comprehensive loss attributable to noncontrolling interests		4,329		4,747		8,398		18,705
Comprehensive income attributable to Nelnet, Inc.		$3,217		40,373		139,574		109,666

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of June 30, 2023	—	26,646,490	10,668,460	$—	266	107	10,114	3,261,717	(21,458)	(22,619)	3,228,127
Net income (loss)	—	—	—	—	—	—	—	44,354	—	(4,747)	39,607
Other comprehensive loss	—	—	—	—	—	—	—	—	(3,981)	—	(3,981)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	19,092	19,092
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(40,057)	(40,057)
Cash dividends on Class A and Class B common stock - $0.26 per share	—	—	—	—	—	—	—	(9,701)	—	—	(9,701)
Issuance of common stock, net of forfeitures	—	15,109	—	—	1	—	499	—	—	—	500
Compensation expense for stock based awards	—	—	—	—	—	—	4,095	—	—	—	4,095
Repurchase of common stock	—	(5,948)	—	—	—	—	(543)	—	—	—	(543)
Balance as of September 30, 2023	—	26,655,651	10,668,460	$—	267	107	14,165	3,296,370	(25,439)	(48,331)	3,237,139

Balance as of June 30, 2024	—	25,585,840	10,663,088	$—	256	107	657	3,295,301	(2,260)	(74,039)	3,220,022
Net income (loss)	—	—	—	—	—	—	—	2,388	—	(4,329)	(1,941)
Other comprehensive income	—	—	—	—	—	—	—	—	829	—	829
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	20,999	20,999
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(23,145)	(23,145)
Cash dividends on Class A and Class B common stock - $0.28 per share	—	—	—	—	—	—	—	(10,148)	—	—	(10,148)
Issuance of common stock, net of forfeitures	—	46,865	—	—	—	—	1,230	—	—	—	1,230
Compensation expense for stock based awards	—	—	—	—	—	—	2,868	—	—	—	2,868
Repurchase of common stock	—	(5,259)	—	—	—	—	(576)	—	—	—	(576)
Balance as of September 30, 2024	—	25,627,446	10,663,088	$—	256	107	4,179	3,287,541	(1,431)	(80,514)	3,210,138

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of December 31, 2022	—	26,461,651	10,668,460	$—	265	107	1,109	3,227,680	(37,366)	(8,596)	3,183,199
Net income (loss)	—	—	—	—	—	—	—	97,739	—	(18,705)	79,034
Other comprehensive income	—	—	—	—	—	—	—	—	11,927	—	11,927
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	31,996	31,996
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(53,026)	(53,026)
Cash dividends on Class A and Class B common stock - $0.78 per share	—	—	—	—	—	—	—	(29,049)	—	—	(29,049)
Issuance of common stock, net of forfeitures	—	241,195	—	—	2	—	5,618	—	—	—	5,620
Compensation expense for stock based awards	—	—	—	—	—	—	11,748	—	—	—	11,748
Repurchase of common stock	—	(47,195)	—	—	—	—	(4,310)	—	—	—	(4,310)
Balance as of September 30, 2023	—	26,655,651	10,668,460	$—	267	107	14,165	3,296,370	(25,439)	(48,331)	3,237,139

Balance as of December 31, 2023	—	26,400,630	10,663,088	$—	264	107	3,096	3,270,403	(20,119)	(53,644)	3,200,107
Net income (loss)	—	—	—	—	—	—	—	120,886	—	(8,398)	112,488
Other comprehensive income	—	—	—	—	—	—	—	—	18,688	—	18,688
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	29,150	29,150
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(49,715)	(49,715)
Cash dividends on Class A and Class B common stock - $0.84 per share	—	—	—	—	—	—	—	(30,676)	—	—	(30,676)
Issuance of common stock, net of forfeitures	—	116,779	—	—	1	—	4,526	—	—	—	4,527
Compensation expense for stock based awards	—	—	—	—	—	—	8,703	—	—	—	8,703
Repurchase of common stock	—	(889,963)	—	—	(9)	—	(12,146)	(70,732)	—	—	(82,887)
Acquisition of remaining 20% of GRNE Solar, net of tax	—	—	—	—	—	—	—	(2,340)	—	2,093	(247)
Balance as of September 30, 2024	—	25,627,446	10,663,088	$—	256	107	4,179	3,287,541	(1,431)	(80,514)	3,210,138

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Nine months ended
	September 30,
	2024	2023
Net income attributable to Nelnet, Inc.	$120,886	97,739
Net loss attributable to noncontrolling interests	(8,398)	(18,705)
Net income	112,488	79,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	106,022	128,658
Loan discount and deferred lender fees accretion	(36,838)	(22,527)
Provision for loan losses	32,551	5,065
Derivative market value adjustments	3,668	32,266
Proceeds from termination of derivative instruments	—	164,079
Payments to clearinghouse - initial and variation margin, net	(4,404)	(210,168)
Loss on sale of loans	1,685	16,776
Loss on investments, net	6,595	73,296
Deferred income tax benefit	(22,707)	(25,403)
Non-cash compensation expense	8,954	11,981
Impairment expense and provision for beneficial interests	36,865	2,588
Decrease in loan and investment accrued interest receivable	168,795	5,613
Decrease in accounts receivable	42,553	64,738
Decrease in other assets, net	48,059	7,069
Decrease in the carrying amount of ROU asset, net	2,857	3,859
(Decrease) increase in accrued interest payable	(10,002)	342
(Decrease) increase in other liabilities	(11,435)	19,132
Decrease in the carrying amount of lease liability	(2,868)	(3,908)
Other	(481)	75
Net cash provided by operating activities	482,357	352,565
Cash flows from investing activities:
Purchases and originations of loans	(611,595)	(556,255)
Purchases of loans from a related party	(104,198)	(467,554)
Net proceeds from loan repayments, claims, and capitalized interest	2,745,084	1,910,379
Proceeds from sale of loans	291,693	341,760
Purchases of available-for-sale securities	(391,018)	(510,804)
Purchases of restricted available-for-sale securities	(23,288)	—
Proceeds from sales of available-for-sale securities	370,896	776,096
Proceeds from sales of restricted available-for-sale securities	1,280	—
Proceeds from beneficial interest in loan securitizations	33,898	23,753
Purchases of other investments and issuance of notes receivable	(287,590)	(179,632)
Proceeds from other investments and repayments of notes receivable	79,095	30,417
Purchases of held-to-maturity debt securities	—	(11,325)
Redemption of held-to-maturity debt securities	11,890	2,893
Purchases of property and equipment	(38,280)	(52,604)
Net cash provided by investing activities	$2,077,867	1,307,124

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Nine months ended
	September 30,
	2024	2023
Cash flows from financing activities:
Payments on bonds and notes payable	$(3,010,914)	(2,996,916)
Proceeds from issuance of bonds and notes payable	85,037	756,268
Payments of debt issuance costs	(2,191)	(2,233)
Increase in bank deposits, net	327,159	26,731
Decrease in due to customers	(21,185)	(6,422)
Dividends paid	(30,676)	(29,049)
Repurchases of common stock	(82,887)	(4,310)
Proceeds from issuance of common stock	1,424	1,315
Acquisition of noncontrolling interest	(325)	—
Issuance of noncontrolling interests	51,245	32,581
Distribution to noncontrolling interests	(3,587)	(2,519)
Net cash used in financing activities	(2,686,900)	(2,224,554)
Effect of exchange rate changes on cash and restricted cash	203	(206)
Net decrease in cash, cash equivalents, and restricted cash	(126,473)	(565,071)
Cash, cash equivalents, and restricted cash, beginning of period	1,025,491	1,357,616
Cash, cash equivalents, and restricted cash, end of period	$899,018	792,545

Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$511,247	585,482
Cash disbursements made for income taxes, net of refunds and credits received (a)	$13,441	45,444
Cash disbursements made for operating leases	$3,615	5,029
Non-cash operating, investing, and financing activity:
ROU assets obtained in exchange for lease obligations	$1,048	18,860
Receipt of beneficial interest in consumer loan securitizations as consideration from sale of loans	$13,799	63,878
Receipt of asset-backed investment securities as consideration from sale of loans	$20,250	58,182
Transfer of available-for-sale securities to restricted investments	$8,262	—
Distribution to noncontrolling interests	$46,128	50,508
Issuance of noncontrolling interests	$22,095	585
(a) The Company utilized $34.0 million and $49.0 million of federal and state tax credits related primarily to renewable energy during the nine months ended September 30, 2024 and 2023, respectively.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows.

	As of	As of	As of	As of
	September 30, 2024	December 31, 2023	September 30, 2023	December 31, 2022
Total cash and cash equivalents	$219,684	168,112	187,690	118,146
Restricted cash	344,366	488,723	445,983	945,159
Restricted cash - due to customers	334,968	368,656	158,872	294,311
Cash, cash equivalents, and restricted cash	$899,018	1,025,491	792,545	1,357,616
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)
1.  Basis of Financial Reporting
The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company”) as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2023 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results for the year ending December 31, 2024. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report").
2.  Reclassifications and Immaterial Error Corrections
During the second quarter of 2024, the Company identified certain immaterial errors in the previously issued consolidated financial statements that have been corrected to conform to the September 30, 2024 presentation.
Loan Sales
The Company determined the reversal of provision for loan losses resulting from the sale of loans should be presented as a reduction to the provision for loan losses rather than the historical presentation as a gain/(loss) on sale of loans included in "other income (expense)" on the consolidated statements of income. Prior period amounts have been corrected to conform to the current period presentation resulting in a reclassification of $6.4 million and $49.5 million for the three and nine months ended September 30, 2023, respectively. This correction had no impact on previously reported consolidated assets, liabilities, equity, net income, and cash flows from operating activities.
Solar Tax Equity Investments
The Company relies on audited financial statements provided by third parties to record its share of earnings or losses on its solar tax equity investments. The Company determined that the Hypothetical Liquidation at Book Value (HLBV) method of accounting was not consistently adopted by all third parties in such audited financial statements for those solar tax equity investments made under a lease pass-through structure. The adoption of the HLBV method of accounting accelerates accounting losses in the initial years of the investment but has no impact on the overall economics of the transaction. During the second quarter of 2024, the Company fully adopted HLBV accounting for these investments and prior period amounts have been corrected, resulting in an increase in solar investment losses included in "other, net" in "other income (expense)" on the consolidated statements of income of $2.9 million and $6.0 million for the three and nine months ended September 30, 2023, respectively, partially offset by an increase in "net loss attributable to noncontrolling interests" of $1.7 million and $3.0 million for the three and nine months ended September 30, 2023, respectively. The after-tax net income impact to Nelnet, Inc. was a reduction of $1.0 million and $2.3 million for the three and nine months ended September 30, 2023, respectively. Consolidated "total equity" on the consolidated balance sheet was reduced $21.8 million as of December 31, 2023 and $16.7 million as of December 31, 2022, with the 2022 impact reflecting the cumulative impact of this correction through such date.

3.  Loans and Accrued Interest Receivable and Allowance for Loan Losses
Loans and accrued interest receivable consisted of the following:

	As of	As of
	September 30, 2024	December 31, 2023
Non-Nelnet Bank:
Federally insured loans:
Stafford and other	$2,202,590	2,936,174
Consolidation	6,868,152	8,750,033
Total	9,070,742	11,686,207
Private education loans	234,295	277,320
Consumer and other loans	244,552	85,935
Non-Nelnet Bank loans	9,549,589	12,049,462
Nelnet Bank:
Private education loans	352,654	360,520
Consumer and other loans	207,218	72,352
Nelnet Bank loans	559,872	432,872

Accrued interest receivable	600,097	764,385
Loan discount and deferred lender fees, net of unamortized loan premiums and deferred origination costs	(34,535)	(33,872)
Allowance for loan losses:
Non-Nelnet Bank:
Federally insured loans	(50,834)	(68,453)
Private education loans	(11,744)	(15,750)
Consumer and other loans	(22,380)	(11,742)
Non-Nelnet Bank allowance for loan losses	(84,958)	(95,945)
Nelnet Bank:
Private education loans	(3,670)	(3,347)
Consumer and other loans	(13,514)	(5,351)
Nelnet Bank allowance for loan losses	(17,184)	(8,698)
	$10,572,881	13,108,204
The following table summarizes the allowance for loan losses as a percentage of the ending loan balance for each of the Company's loan portfolios.

	As of	As of
	September 30, 2024	December 31, 2023
Non-Nelnet Bank:
Federally insured loans (a)	0.56%	0.59%
Private education loans	5.01%	5.68%
Consumer and other loans (b)	9.15%	13.66%
Nelnet Bank:
Private education loans	1.04%	0.93%
Consumer and other loans (b)	6.52%	7.40%
(a)    As of September 30, 2024 and December 31, 2023, the allowance for loan losses as a percent of the risk sharing component of federally insured student loans not covered by the federal guaranty was 20.7% and 21.8%, respectively.
(b)    Decrease as of September 30, 2024 compared with December 31, 2023 is due to the change in the mix of loans outstanding at the end of each period reported.
Loan Sales
During the three months ended September 30, 2024 and 2023, the Company sold $1.1 million and $61.8 million, respectively, of consumer loans, and recognized losses from such sales of $0.1 million and $1.0 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company sold $335.0 million and $482.0 million, respectively, of FFELP and consumer loans, and recognized losses from such sales of $1.7 million and $16.8 million, respectively. For certain of these loan sales, the Company has sold portfolios of loans to unrelated third parties who securitized such loans. As partial consideration received for the loans sold, the Company received residual interest in the loan securitizations and asset-backed investment securities that are included in "investments and notes receivable" on the Company's consolidated balance sheets.

Activity in the Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio segment.

	Balance at beginning of period	Provision (negative provision) for loan losses (a)	Charge-offs	Recoveries	Balance at end of period
	Three months ended September 30, 2024
Non-Nelnet Bank:
Federally insured loans	$54,180	1,247	(4,593)	—	50,834
Private education loans	13,065	(126)	(1,414)	219	11,744
Consumer and other loans	14,135	10,847	(2,981)	379	22,380
Nelnet Bank:
Private education loans	3,559	565	(892)	438	3,670
Consumer and other loans	11,825	5,326	(3,830)	193	13,514
	$96,764	17,859	(13,710)	1,229	102,142

	Three months ended September 30, 2023
Non-Nelnet Bank:
Federally insured loans	$74,061	1,641	(3,659)	—	72,043
Private education loans	14,322	3,009	(571)	184	16,944
Consumer and other loans	20,005	(2,302)	(4,115)	434	14,022
Nelnet Bank:
Federally insured loans	154	(2)	(4)	—	148
Private education loans	2,905	220	(42)	—	3,083
Consumer and other loans	2,816	1,554	(517)	—	3,853
	$114,263	4,120	(8,908)	618	110,093
	Nine months ended September 30, 2024
Non-Nelnet Bank:
Federally insured loans	$68,453	(2,593)	(15,026)	—	50,834
Private education loans	15,750	(392)	(4,254)	640	11,744
Consumer and other loans	11,742	17,184	(7,567)	1,021	22,380
Nelnet Bank:
Private education loans	3,347	1,576	(1,796)	543	3,670
Consumer and other loans	5,351	16,563	(8,635)	235	13,514
	$104,643	32,338	(37,278)	2,439	102,142

	Nine months ended September 30, 2023
Non-Nelnet Bank:
Federally insured loans	$83,593	4,052	(15,602)	—	72,043
Private education loans	15,411	3,249	(2,279)	563	16,944
Consumer and other loans	30,263	(8,073)	(9,264)	1,096	14,022
Nelnet Bank:
Federally insured loans	170	(15)	(7)	—	148
Private education loans	2,390	1,350	(657)	—	3,083
Consumer and other loans	—	4,370	(517)	—	3,853
	$131,827	4,933	(28,326)	1,659	110,093

(a) The following table presents the reduction to provision for loan losses as a result of the loan sales described under "Loan Sales" above.

	Provision for current period	Loan sale reduction to provision	Provision (negative provision) for loan losses
	Three months ended September 30, 2024
Non-Nelnet Bank
Consumer and other loans	$11,026	(179)	10,847

	Three months ended September 30, 2023
Non-Nelnet Bank
Consumer and other loans	$4,082	(6,384)	(2,302)

	Nine months ended September 30, 2024
Non-Nelnet Bank
Consumer and other loans	$30,058	(12,874)	17,184

	Nine months ended September 30, 2023
Non-Nelnet Bank
Consumer and other loans	$41,388	(49,461)	(8,073)
The following table summarizes annualized net charge-offs as a percentage of average loans for each of the Company's loan portfolios.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Non-Nelnet Bank:
Federally insured loans	0.19%	0.11%	0.19%	0.16%
Private education loans	1.97%	0.61%	1.89%	0.94%
Consumer and other loans	4.81%	9.57%	4.92%	4.59%
Nelnet Bank:
Federally insured loans	—	0.03%	—	0.01%
Private education loans	0.51%	0.05%	0.46%	0.25%
Consumer and other loans	7.28%	5.69%	7.49%	3.00%
The primary items impacting provision for loan losses during the periods presented above were the establishment of an initial allowance for consumer and other loans originated and acquired and the reversal of provision for consumer and other loans sold.
Unfunded Loan Commitments
As of September 30, 2024 and December 31, 2023, Nelnet Bank had a liability of approximately $371,000 and $158,000, respectively, related to $29.9 million and $12.3 million, respectively, of unfunded private education, consumer, and other loan commitments. When a new loan commitment is made, the Company records an allowance that is included in "other liabilities" on the consolidated balance sheet by recording a provision for loan losses. When the loan is funded, the Company transfers the liability to the allowance for loan losses. Below is a reconciliation of the provision for loan losses reported in the consolidated statements of income.

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Provision for loan losses from allowance activity table above	$17,859	4,120	32,338	4,933
Provision for unfunded loan commitments	252	155	213	132
Provision for loan losses reported in consolidated statements of income	$18,111	4,275	32,551	5,065

Key Credit Quality Indicators
Loan Status and Delinquencies
Key credit quality indicators for the Company’s federally insured, private education, consumer, and other loan portfolios are loan status, including delinquencies. The impact of changes in loan status is incorporated into the allowance for loan losses calculation. Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but, for purposes of the following tables, do not include those loans while they are in forbearance). The following table presents the Company’s loan status and delinquency amounts.

	As of September 30, 2024			As of December 31, 2023			As of September 30, 2023
Federally insured loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$428,013	4.7%		$522,304	4.5%		$562,754	4.6%
Loans in forbearance	647,797	7.2		979,588	8.4		906,060	7.4
Loans in repayment status:
Loans current	6,702,079		83.8%	8,416,624		82.6%	9,014,731		83.2%
Loans delinquent 31-60 days	348,833		4.4	377,108		3.7	441,016		4.1
Loans delinquent 61-90 days	190,379		2.4	254,553		2.5	301,028		2.8
Loans delinquent 91-120 days	148,417		1.9	187,145		1.9	213,245		2.0
Loans delinquent 121-270 days	419,730		5.2	685,829		6.7	648,924		6.0
Loans delinquent 271 days or greater	185,494		2.3	263,056		2.6	211,226		1.9
Total loans in repayment	7,994,932	88.1	100.0%	10,184,315	87.1	100.0%	10,830,170	88.0	100.0%
Total federally insured loans	9,070,742	100.0%		11,686,207	100.0%		12,298,984	100.0%
Accrued interest receivable	592,250			757,713			798,102
Loan discount, net of unamortized premiums and deferred origination costs	(22,807)			(28,963)			(30,979)
Allowance for loan losses	(50,834)			(68,453)			(72,043)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$9,589,351			$12,346,504			$12,994,064
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$7,504	3.2%		$9,475	3.4%		$11,373	3.9%
Loans in forbearance	1,979	0.8		2,529	0.9		2,280	0.8
Loans in repayment status:
Loans current	218,425		97.2%	257,639		97.1%	271,948		97.4%
Loans delinquent 31-60 days	3,013		1.3	3,395		1.3	3,485		1.2
Loans delinquent 61-90 days	1,301		0.6	1,855		0.7	1,424		0.5
Loans delinquent 91 days or greater	2,073		0.9	2,427		0.9	2,494		0.9
Total loans in repayment	224,812	96.0	100.0%	265,316	95.7	100.0%	279,351	95.3	100.0%
Total private education loans	234,295	100.0%		277,320	100.0%		293,004	100.0%
Accrued interest receivable	2,248			2,653			2,750
Loan discount, net of unamortized premiums	(6,772)			(8,037)			(8,069)
Allowance for loan losses	(11,744)			(15,750)			(16,944)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$218,027			$256,186			$270,741
Consumer and other loans - Non-Nelnet Bank:
Loans in deferment	$315	0.1%		$146	0.2%		$20	0.0%
Loans in repayment status:
Loans current	239,128		97.9%	81,195		94.6%	137,744		95.9%
Loans delinquent 31-60 days	2,032		0.8	2,035		2.4	1,987		1.4
Loans delinquent 61-90 days	1,515		0.6	1,189		1.4	1,293		0.9
Loans delinquent 91 days or greater	1,562		0.7	1,370		1.6	2,589		1.8
Total loans in repayment	244,237	99.9	100.0%	85,789	99.8	100.0%	143,613	100.0	100.0%
Total consumer and other loans	244,552	100.0%		85,935	100.0%		143,633	100.0%
Accrued interest receivable	1,115			861			1,716
Loan discount and deferred lender fees, net of unamortized premiums	(10,789)			(2,474)			(180)
Allowance for loan losses	(22,380)			(11,742)			(14,022)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses	$212,498			$72,580			$131,147

	As of September 30, 2024			As of December 31, 2023			As of September 30, 2023
Private education loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$29,396	8.3%		$19,089	5.3%		$20,537	5.7%
Loans in forbearance	2,364	0.7		1,285	0.4		1,169	0.3
Loans in repayment status:
Loans current	318,090		99.2%	338,448		99.5%	336,602		99.5%
Loans delinquent 30-59 days	1,075		0.3	839		0.2	691		0.2
Loans delinquent 60-89 days	723		0.2	253		0.1	428		0.1
Loans delinquent 90 days or greater	1,006		0.3	606		0.2	514		0.2
Total loans in repayment	320,894	91.0	100.0%	340,146	94.3	100.0%	338,235	94.0	100.0%
Total private education loans	352,654	100.0%		360,520	100.0%		359,941	100.0%
Accrued interest receivable	3,098			2,023			1,905
Deferred origination costs, net of unaccreted discount	5,786			5,608			5,578
Allowance for loan losses	(3,670)			(3,347)			(3,083)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$357,868			$364,804			$364,341
Consumer and other loans - Nelnet Bank (a):
Loans in deferment	$3,073	1.5%		$103	0.1%		$95	0.2%
Loans in forbearance	—	—		—	—		32	0.1
Loans in repayment status:
Loans current	198,613		97.3%	69,584		96.3%	48,358		97.7%
Loans delinquent 30-59 days	2,251		1.1	1,075		1.5	527		1.1
Loans delinquent 60-89 days	1,497		0.7	941		1.3	306		0.6
Loans delinquent 90 days or greater	1,784		0.9	649		0.9	293		0.6
Total loans in repayment	204,145	98.5	100.0%	72,249	99.9	100.0%	49,484	99.7	100.0%
Total consumer and other loans	207,218	100.0%		72,352	100.0%		49,611	100.0%
Accrued interest receivable	1,386			575			373
Loan premium, net of unaccreted discount	47			(6)			(7)
Allowance for loan losses	(13,514)			(5,351)			(3,853)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses	$195,137			$67,570			$46,124
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
Nelnet Bank Private Education Loans

	Loan balance as of September 30, 2024
	Nine months ended September 30, 2024	2023	2022	2021	2020	Total
FICO at origination:
Less than 705	$1,090	3,793	4,964	4,302	334	14,483
705 - 734	2,209	9,425	20,475	7,739	432	40,280
735 - 764	2,720	8,973	30,669	13,177	1,260	56,799
765 - 794	2,715	6,368	47,803	24,872	1,197	82,955
Greater than 794	7,079	16,546	70,172	51,544	4,589	149,930
No FICO score available or required (a)	2,553	5,654	—	—	—	8,207
	$18,366	50,759	174,083	101,634	7,812	352,654

	Loan balance as of December 31, 2023
	2023	2022	2021	2020	Total
FICO at origination:
Less than 705	$3,840	5,495	4,647	386	14,368
705 - 734	9,534	21,961	8,805	525	40,825
735 - 764	8,648	32,969	14,910	1,358	57,885
765 - 794	5,776	52,045	27,221	1,374	86,416
Greater than 794	15,057	77,996	58,695	5,226	156,974
No FICO score available or required (a)	4,052	—	—	—	4,052
	$46,907	190,466	114,278	8,869	360,520
Nelnet Bank Consumer and Other Loans

	Loan balance as of September 30, 2024
	Nine months ended September 30, 2024	2023	2022	2021	2020	Prior years	Total
FICO at origination:
Less than 720	$18,676	13,850	—	1,274	1,574	1,569	36,943
720 - 769	49,525	25,932	19	6,782	5,559	3,266	91,083
Greater than 769	50,565	16,902	104	4,737	2,156	975	75,439
No FICO score available or required (a)	2,981	438	280	54	—	—	3,753
	$121,747	57,122	403	12,847	9,289	5,810	207,218

	Loan balance as of December 31, 2023
	2023	2022	2021	2020	Prior years	Total
FICO at origination:
Less than 720	$21,412	—	—	—	—	21,412
720 - 769	33,571	51	—	—	—	33,622
Greater than 769	16,484	109	—	—	—	16,593
No FICO score available or required (a)	386	284	55	—	—	725
	$71,853	444	55	—	—	72,352
(a)    Loans with no FICO score available or required refers to loans issued to borrowers for which the Company cannot obtain a FICO score or are not required to under a special purpose credit program. Management proactively assesses the risk and size of this loan category and, when necessary, takes actions to mitigate the credit risk.
Nonaccrual Status
The Company does not place federally insured loans on nonaccrual status due to the government guaranty. The amortized cost of private education, consumer, and other loans on nonaccrual status, as well as the allowance for loan losses related to such loans, as of September 30, 2024 and December 31, 2023, was not material.

Amortized Cost Basis by Origination Year
The following table presents the amortized cost of the Company's private education, consumer, and other loans by loan status and delinquency amount as of September 30, 2024 based on year of origination. Effective July 1, 2010, no new loan originations can be made under the FFEL Program and all new federal loan originations must be made under the Federal Direct Loan Program. As such, all of the Company’s federally insured loans were originated prior to July 1, 2010.

	Nine months ended September 30, 2024	2023	2022	2021	2020	Prior years	Total
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$—	—	685	3,364	769	2,686	7,504
Loans in forbearance	—	—	29	185	422	1,343	1,979
Loans in repayment status:
Loans current	—	200	4,211	4,737	40,986	168,291	218,425
Loans delinquent 31-60 days	—	—	21	32	398	2,562	3,013
Loans delinquent 61-90 days	—	—	8	46	3	1,244	1,301
Loans delinquent 91 days or greater	—	—	—	12	114	1,947	2,073
Total loans in repayment	—	200	4,240	4,827	41,501	174,044	224,812
Total private education loans	$—	200	4,954	8,376	42,692	178,073	234,295
Accrued interest receivable							2,248
Loan discount, net of unamortized premiums							(6,772)
Allowance for loan losses							(11,744)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$218,027
Gross charge-offs - nine months ended September 30, 2024	$—	—	—	84	208	3,962	4,254

Consumer and other loans - Non-Nelnet Bank:
Loans in deferment	$—	315	—	—	—	—	315
Loans in repayment status:
Loans current	204,317	31,099	3,002	379	254	77	239,128
Loans delinquent 31-60 days	856	960	163	45	6	2	2,032
Loans delinquent 61-90 days	409	951	145	10	—	—	1,515
Loans delinquent 91 days or greater	187	841	426	103	—	5	1,562
Total loans in repayment	205,769	33,851	3,736	537	260	84	244,237
Total consumer and other loans	$205,769	34,166	3,736	537	260	84	244,552
Accrued interest receivable							1,115
Loan discount and deferred lender fees, net of unamortized premiums							(10,789)
Allowance for loan losses							(22,380)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses							$212,498
Gross charge-offs - nine months ended September 30, 2024	$56	5,389	1,793	227	40	62	7,567

Private education loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$9,440	11,529	7,434	587	406	—	29,396
Loans in forbearance	22	139	1,444	759	—	—	2,364
Loans in repayment status:
Loans current	8,674	37,936	164,277	99,922	7,281	—	318,090
Loans delinquent 30-59 days	133	460	194	163	125	—	1,075
Loans delinquent 60-89 days	53	279	255	136	—	—	723
Loans delinquent 90 days or greater	44	416	479	67	—	—	1,006
Total loans in repayment	8,904	39,091	165,205	100,288	7,406	—	320,894
Total private education loans	$18,366	50,759	174,083	101,634	7,812	—	352,654
Accrued interest receivable							3,098
Deferred origination costs, net of unaccreted discount							5,786
Allowance for loan losses							(3,670)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$357,868
Gross charge-offs - nine months ended September 30, 2024	$48	816	600	285	47	—	1,796

	Nine months ended September 30, 2024	2023	2022	2021	2020	Prior years	Total
Consumer and other loans - Nelnet Bank (a):
Loans in deferment	$3,029	44	—	—	—	—	3,073
Loans in repayment status:
Loans current	117,453	53,106	403	12,642	9,249	5,760	198,613
Loans delinquent 30-59 days	787	1,320	—	87	19	38	2,251
Loans delinquent 60-89 days	272	1,081	—	118	21	5	1,497
Loans delinquent 90 days or greater	206	1,571	—	—	—	7	1,784
Total loans in repayment	118,718	57,078	403	12,847	9,289	5,810	204,145
Total consumer and other loans	$121,747	57,122	403	12,847	9,289	5,810	207,218
Accrued interest receivable							1,386
Loan premium, net of unaccreted discount							47
Allowance for loan losses							(13,514)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses							$195,137
Gross charge-offs - nine months ended September 30, 2024	$503	7,811	—	221	20	80	8,635
(a) For the periods presented for Nelnet Bank, the delinquency bucket periods conform with the delinquency bucket periods reflected in Nelnet Bank's Call Reports filed with the Federal Deposit Insurance Corporation.

4.  Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of September 30, 2024
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$7,346,522	5.41% - 6.97%	8/26/30 - 9/25/69
Bonds and notes based on auction	70,220	0.00% - 6.46%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	7,416,742
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	360,044	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facilities	889,092	4.93% - 5.19%	1/31/26 / 4/1/26
Consumer loan warehouse facilities	90,277	5.15% / 7.35%	11/14/25 / 8/1/26
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	60,222	6.40% / 7.53%	6/25/49 / 11/25/53
Fixed-rate bonds and notes issued in private education loan asset-backed securitizations	56,599	5.35% / 7.15%	12/28/43 / 11/25/53
Unsecured line of credit	—	—	9/22/26
Participation agreements	6,434	5.58% - 6.08%	5/4/25 / 1/30/33
Repurchase agreement	108,182	5.54% - 6.75%	11/27/24 / 12/20/24
Other - due to related party	4,669	5.00%	11/15/28 - 11/15/30
	8,992,261
Discount on bonds and notes payable and debt issuance costs	(53,815)
Total	$8,938,446

	As of December 31, 2023
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$9,552,667	5.45% - 7.47%	8/26/30 - 9/25/69
Bonds and notes based on auction	87,360	0.00% - 6.45%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	9,640,027
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	471,427	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facilities	1,398,485	5.41% - 5.70%	4/2/25 / 5/22/25
Consumer loan warehouse facility	23,691	5.70%	11/14/25
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	80,393	6.90% / 7.57%	6/25/49 / 11/25/53
Fixed-rate bonds and notes issued in private education loan asset-backed securitizations	80,130	5.35% / 7.15%	12/28/43 / 11/25/53
Unsecured line of credit	—	—	9/22/26
Participation agreements	10,063	5.58% - 6.08%	3/12/24 / 5/4/24
Repurchase agreement	208,164	6.35% - 6.81%	1/22/24 - 12/20/24
Other - due to related party	5,778	5.00% - 6.05%	3/1/24 - 11/15/30
	11,918,158
Discount on bonds and notes payable and debt issuance costs	(89,765)
Total	$11,828,393

Warehouse Facilities
The Company funds a portion of its loan acquisitions using warehouse facilities. Loan warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements. The following table summarizes the Company's warehouse facilities as of September 30, 2024.

Type of loans	Maximum financing amount	Amount outstanding	Amount available	Expiration of liquidity provisions	Final maturity date	Advance rate	Advanced as equity support
FFELP (a)	$800,000	589,303	210,697	1/31/2025	1/31/2026	note (b)	$42,542
FFELP (c)	375,000	299,789	75,211	4/1/2025	4/1/2026	92%	25,106
	$1,175,000	889,092	285,908				$67,648
Consumer (d)	$100,000	5,277	94,723	11/14/2024	11/14/2025	70%	$2,364
Consumer (e)	125,000	85,000	40,000	1/1/2026	8/1/2026	60% - 80%	19,681
	$225,000	90,277	134,723				$22,045
(a)    Effective March 6, 2024, the maximum financing amount on this facility was reduced from $1.25 billion to $950 million. On May 17, 2024, this facility was amended to reduce the maximum financing amount from $950 million to $875 million, and to extend the expiration of liquidity provisions and final maturity date to July 15, 2024 and July 15, 2025, respectively. On July 15, 2024, this facility was amended to reduce the maximum financing amount from $875 million to $800 million, and to extend the expiration of liquidity provisions and final maturity date to January 31, 2025 and January 31, 2026, respectively. On October 3, 2024, this facility was amended to reduce the maximum financing amount from $800 million to $600 million.
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
(d)    On March 11, 2024, this facility was amended to reduce the maximum financing amount from $200 million to $150 million. On September 6, 2024, this facility was amended to reduce the maximum financing amount from $150 million to $100 million.
(e)    On July 1, 2024, the Company closed on this $125 million consumer loan facility.
Unsecured Line of Credit
The Company has a $495.0 million unsecured line of credit that has a maturity date of September 22, 2026. As of September 30, 2024, no amount was outstanding on the line of credit and $495.0 million was available for future use.
Repurchase Agreement
The Company has a repurchase agreement with a non-affiliated third party, the proceeds of which are collateralized by certain private education loan asset-backed securities (bond investments). The outstanding balance under this agreement as of September 30, 2024 was $108.2 million. The agreement has various maturity dates through December 20, 2024 and the Company is subject to margin deficit payment requirements if the fair value of the securities subject to the agreement is less than the original purchase price of such securities on any scheduled reset date. See note 6 for additional information about the private education loan asset-backed securities investments serving as collateral for this repurchase agreement.
Debt Repurchases
The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of September 30, 2024, the Company holds $309.5 million (par value) of its own FFELP asset-backed securities.
Debt Redemptions
Subsequent to September 30, 2024, in October 2024, the Company redeemed $169.3 million of FFELP loan asset-backed debt securities (bonds and notes payable) prior to their maturity. The Company had the ability and intention to redeem these asset-

backed debt securities as of September 30, 2024. As such, the remaining unamortized debt discount associated with these bonds as of September 30, 2024 was written-off, resulting in a $5.6 million non-cash expense recognized in September 2024.
In April 2023, the Company redeemed $188.6 million of FFELP loan asset-backed debt securities (bonds and notes payable) prior to their maturity. The remaining unamortized debt discount associated with these bonds at the time of redemption was written-off, resulting in a $25.9 million non-cash expense recognized in April 2023.
The expense related to the acceleration of unamortized debt discount costs described above is included in "interest expense on bonds and notes payable and bank deposits" on the consolidated statements of income.

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

Maturity	Notional amount
	As of	As of
	September 30, 2024	December 31, 2023
2024	$—	1,750,000
2026	1,150,000	1,150,000
2027	250,000	250,000
	$1,400,000	3,150,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of September 30, 2024 and December 31, 2023 was the term adjusted SOFR (plus the tenor spread adjustment relating to LIBOR) plus 10.4 basis points and 10.1 basis points, respectively.
Interest Rate Swaps – Floor Income Hedges
The following table summarizes the outstanding derivative instruments used by the Company as of September 30, 2024 and December 31, 2023 to economically hedge loans earning fixed rate floor income.

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

Nelnet Bank Derivatives
Interest Rate Swaps
The following table summarizes the outstanding non-centrally cleared derivative instruments used by Nelnet Bank to hedge exposure to variability in cash flows related to variable rate intercompany deposits.

	As of September 30, 2024		As of December 31, 2023
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)
2028	$40,000	3.33%	$40,000	3.33%
2029	25,000	3.37	—	—
2030 (b)	50,000	3.06	50,000	3.06
2032 (c)	25,000	4.03	25,000	4.03
2033 (d)	25,000	3.90	25,000	3.90
	$165,000	3.44%	$140,000	3.46%
(a)    For all interest rate derivatives, the Company receives monthly or quarterly payments based on SOFR that resets daily.
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

	Fair value of asset derivatives		Fair value of liability derivatives
	As of September 30, 2024	As of December 31, 2023	As of September 30, 2024	As of December 31, 2023
Interest rate swaps - Nelnet Bank	$118	452	2,434	1,976
Statements of Income
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Settlements:
1:3 basis swaps	$159	386	773	1,180
Interest rate swaps - floor income hedges	1,200	235	3,583	22,760
Interest rate swaps - Nelnet Bank	281	196	690	279
Total settlements - income	1,640	817	5,046	24,219
Change in fair value:
1:3 basis swaps	(125)	(464)	(710)	(253)
Interest rate swaps - floor income hedges	(9,393)	1,656	(2,165)	(35,070)
Interest rate swaps - Nelnet Bank	(3,647)	1,948	(793)	3,057
Total change in fair value - (expense) income	(13,165)	3,140	(3,668)	(32,266)
Derivative market value adjustments and derivative settlements, net - (expense) income	$(11,525)	3,957	1,378	(8,047)

6.  Investments and Notes Receivable
"Restricted investments" and “investments and notes receivable” consisted of the following:

	As of September 30, 2024				As of December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Restricted available-for-sale investments (at fair value):
FFELP loan and other debt securities	$47,799	2,044	(88)	49,755	16,993	1,069	(93)	17,969
Non-restricted available-for-sale investments (at fair value):
Non-Nelnet Bank:
FFELP loan	$203,260	6,396	(1,395)	208,261	271,479	4,883	(5,393)	270,969
Private education loan (a)	247,633	—	(20,344)	227,289	281,791	—	(28,874)	252,917
Other debt securities	39,685	2,280	—	41,965	41,693	2,020	(1,275)	42,438
Total Non-Nelnet Bank	490,578	8,676	(21,739)	477,515	594,963	6,903	(35,542)	566,324
Nelnet Bank:
FFELP loan (b)	226,522	6,011	(299)	232,234	304,555	4,488	(2,286)	306,757
Private education loan	2,063	—	—	2,063	17,083	20	(10)	17,093
Other debt securities	214,211	1,214	(1,197)	214,228	49,284	117	(1,641)	47,760
Total Nelnet Bank	442,796	7,225	(1,496)	448,525	370,922	4,625	(3,937)	371,610
Total available-for-sale asset-backed securities	$933,374	15,901	(23,235)	926,040	965,885	11,528	(39,479)	937,934
Equity securities				70,345				50,907
Total investments at fair value				996,385				988,841
Other Investments and Notes Receivable (not measured at fair value):
Held-to-maturity investments
Non-Nelnet Bank:
Debt securities				—				4,700
Nelnet Bank:
FFELP loan asset-backed securities (b)				214,380				149,938
Private education loan asset-backed securities				8,100				8,100
Total Nelnet Bank				222,480				158,038
Total held-to-maturity investments				222,480				162,738
Venture capital and funds:
Measurement alternative				197,515				194,084
Equity method				107,812				91,464
Total venture capital and funds				305,327				285,548
Real estate:
Equity method				125,424				103,811
Investment in ALLO:
Voting interest/equity method (c)				—				10,693
Preferred membership interest and accrued and unpaid preferred return (d)				195,353				155,047
Total investment in ALLO				195,353				165,740
Beneficial interest in loan securitizations (e):
Consumer loans, net of allowance for credit losses of $32,997 as of September 30, 2024				145,238				134,113
Private education loans, net of allowance for credit losses of $901 as of September 30, 2024				55,211				68,372
Federally insured student loans, net of allowance for credit losses of $965 as of September 30, 2024				18,210				22,594
Total beneficial interest in loan securitizations, net of allowance				218,659				225,079
Solar (f)				(197,582)				(146,040)
Notes receivable				27,778				53,747
Tax liens, affordable housing, and other				9,737				7,243
Total investments (not measured at fair value)				907,176				857,866
Total investments and notes receivable				$1,903,561				$1,846,707

(a)    A portion of the private education loan asset-backed securities were subject to a repurchase agreement with a third party, as discussed in note 4 under "Repurchase Agreement." As of September 30, 2024, the par value and fair value of the securities subject to this agreement was $144.4 million and $128.5 million, respectively.
(b)    On May 22, 2024, securities at Nelnet Bank with a fair value of $70.6 million were transferred from available-for-sale to held-to-maturity. The securities were reclassified at fair value at the time of the transfer, and such transfer represented a non-cash transaction. Accumulated other comprehensive income as of May 22, 2024 included pre-tax unrealized gains of $3.4 million related to the transfer. These unrealized gains are being amortized, consistent with the amortization of any premiums on such securities, over the remaining lives of the respective securities as an adjustment of yield.
(c)    The Company accounts for its voting membership interests in ALLO under the Hypothetical Liquidation at Book Value (HLBV) method of accounting. Under the HLBV method of accounting on its ALLO voting membership interests investment, the Company recognized no losses and $17.3 million of losses during the three months ended September 30, 2024 and 2023, respectively, and losses of $10.7 million and $49.7 million during the nine months ended September 30, 2024 and 2023, respectively. Losses from the Company's investment in ALLO are included in "other, net" in "other income (expense)" on the consolidated statements of income. Absent additional equity contributions with respect to ALLO's voting membership interests, the Company will not recognize additional losses for its voting membership interests in ALLO.
(d)    As of September 30, 2024, the outstanding preferred membership interests and accrued and unpaid preferred return of ALLO held by the Company was $184.0 million and $11.4 million, respectively. The Company historically earned a preferred annual return of 6.25% that increased to 10.00% on April 1, 2024 for $155.0 million of preferred membership interests of ALLO held by the Company. During the second and third quarter of 2024, the Company purchased an additional $29.0 million of preferred membership interests of ALLO, which earn a preferred annual return of 20.0%. The Company recognized income on its ALLO preferred membership interests of $4.8 million and $2.3 million during the three months ended September 30, 2024 and 2023, respectively, and $11.4 million and $6.8 million during the nine months ended September 30, 2024 and 2023, respectively. This income is included in "other, net" in "other income (expense)" on the consolidated statements of income.
(e)    The Company has partial ownership in certain consumer, private education, and federally insured student loan securitizations, which are accounted for as held-to-maturity beneficial interest investments. As of the latest remittance reports filed by the various trusts prior to or as of September 30, 2024, the Company's ownership correlates to approximately $1.19 billion, $480 million, and $315 million of consumer, private education, and federally insured student loans, respectively, included in these securitizations.
An increase in cumulative loss expectations on certain securitizations and loan vintages caused a change in estimate of future cash flows related to certain of the Company's beneficial interest securitization investments. As a result, during the second and third quarter of 2024, the Company recorded a $5.9 million and $29.0 million allowance for credit losses (and related provision expense), respectively, related to these investments.
(f)    The Company invests in solar tax equity investments. Due to the management and control of each of these investment partnerships, such partnerships that invest in tax equity investments are consolidated on the Company’s consolidated financial statements, with the co-investor’s (syndication partner's) portion being presented as noncontrolling interests. As of September 30, 2024, the Company has funded a total of $543.7 million in solar investments that remain outstanding, which includes $241.4 million funded by syndication partners. The carrying value of the Company’s investment in a solar project is reduced by tax credits earned when the solar project is placed-in-service. As of September 30, 2024, the Company has earned a total of $524.6 million of tax credits on those projects that remain outstanding, which includes $238.7 million earned by syndication partners. The solar investment negative carrying value on the consolidated balance sheet of $197.6 million as of September 30, 2024 represents the sum of total tax credits earned on solar projects placed-in-service through September 30, 2024 and the calculated HLBV cumulative net losses being larger than the total investment contributions made by the Company and its syndication partners on such projects. The solar investment negative carrying value as of September 30, 2024, excluding the portion owned by syndication partners that is reflected as "noncontrolling interests" on the consolidated balance sheet, was $95.4 million.
The Company accounts for its solar investments using the HLBV method of accounting. For the majority of the Company’s solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. The following table presents (i) the Company's recognized net losses, which include net losses attributable to third-party noncontrolling interest investors (syndication partners), included in “other, net” in "other income (expense)" on the consolidated statements of income, (ii) solar net losses attributed to noncontrolling interest investors included in “net loss attributable to noncontrolling interests” on the consolidated statements of income, and (iii) the Company's recognized net losses excluding net losses attributed to noncontrolling interest investors (such amount reflecting the before tax net income impact of such solar tax equity investments to the Company).

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net losses	$(11,238)	(6,456)	(11,068)	(19,485)
Less: net losses attributed to noncontrolling interest investors (syndication partners)	3,936	3,278	5,568	14,706
Net losses, excluding activity attributed to noncontrolling interest investors	$(7,302)	(3,178)	(5,500)	(4,779)
As of September 30, 2024, the Company is committed to fund an additional $107.9 million on solar investments, of which $89.5 million is expected to be provided by syndication partners.
The following table presents, by remaining contractual maturity, the amortized cost and fair value of debt securities as of September 30, 2024:

	As of September 30, 2024
	1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available-for-sale asset-backed securities
Restricted Investments:
FFELP loan and other debt securities	$—	10,258	3,015	34,526	47,799
Fair value	—	10,331	3,041	36,383	49,755
Non-Nelnet Bank:
FFELP loan	—	370	12,466	190,424	203,260
Private education loan	—	—	—	247,633	247,633
Other debt securities	—	100	4,000	35,585	39,685
Total Non-Nelnet Bank	—	470	16,466	473,642	490,578
Fair value	—	501	16,365	460,649	477,515
Nelnet Bank:
FFELP loan	47,185	19,619	21,154	138,564	226,522
Private education loan	—	—	—	2,063	2,063
Other debt securities	—	41,741	33,154	139,316	214,211
Total Nelnet Bank	47,185	61,360	54,308	279,943	442,796
Fair value	47,499	61,411	54,402	285,213	448,525
Total available-for-sale asset-backed securities at amortized cost	$47,185	72,088	73,789	788,111	981,173
Total available-for-sale asset-backed securities at fair value	$47,499	72,243	73,808	782,245	975,795
Held-to-maturity investments
Nelnet Bank:
FFELP loan asset-backed securities	$—	2,807	1,154	210,419	214,380
Private education loan asset-backed securities	—	—	—	8,100	8,100
Total held-to-maturity investments at amortized cost	$—	2,807	1,154	218,519	222,480
Total held-to-maturity investments at fair value	$—	2,876	1,177	223,533	227,586
Beneficial interest in loan securitizations (a):
Amortized cost	$—	—	—	—	218,659
Fair value	$—	—	—	—	232,654
(a) The Company's beneficial interest in loan securitizations are not due at a single maturity date.
The following table summarizes the unrealized positions for held-to-maturity investments and the beneficial interest in loan securitizations as of September 30, 2024:

	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Asset-backed and other securities	$222,480	5,106	—	227,586
Beneficial interest in loan securitizations	218,659	14,154	(159)	232,654

The following table presents securities classified as available-for-sale that have gross unrealized losses at September 30, 2024 and the fair value of such securities as of September 30, 2024. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities in the table below have been evaluated to determine if a credit loss exists. As part of that assessment, the Company concluded it currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses.

	As of September 30, 2024
	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value
Available-for-sale asset-backed securities
Restricted Investments:
FFELP loan and other debt securities	$(88)	8,160	—	—	(88)	8,160
Non-Nelnet Bank:
FFELP loan	(15)	6,508	(1,380)	68,960	(1,395)	75,468
Private education loan	—	—	(20,344)	227,288	(20,344)	227,288
Total Non-Nelnet Bank	(15)	6,508	(21,724)	296,248	(21,739)	302,756
Nelnet Bank:
FFELP loan	(71)	14,372	(228)	14,122	(299)	28,494
Other debt securities	(48)	13,081	(1,149)	14,555	(1,197)	27,636
Total Nelnet Bank	(119)	27,453	(1,377)	28,677	(1,496)	56,130
Total available-for-sale asset-backed securities	$(222)	42,121	(23,101)	324,925	(23,323)	367,046
The following table summarizes the gross proceeds received and gross realized gains and losses related to sales of available-for-sale asset-backed securities.

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Gross proceeds from sales	$105,628	198,548	372,176	776,096

Gross realized gains	$1,791	1,257	4,362	3,451
Gross realized losses	(70)	(193)	(1,036)	(6,452)
Net gains (losses)	$1,721	1,064	3,326	(3,001)

7. Intangible Assets
Intangible assets consisted of the following:

	Weighted average remaining useful life as of September 30, 2024 (months)
		As of	As of
		September 30, 2024	December 31, 2023
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $52,706 and $46,573, respectively)	98	$36,898	43,031
Trade names (net of accumulated amortization of $186 and $8,268, respectively)	91	584	642
Computer software (net of accumulated amortization of $831 and $574, respectively)	31	889	1,146
Total amortizable intangible assets, net	97	$38,371	44,819
The Company recorded amortization expense on its intangible assets of $2.1 million and $5.4 million for the three months ended September 30, 2024 and 2023, respectively, and $6.4 million and $11.6 million during the nine months ended September 30, 2024 and 2023, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of September 30, 2024, the Company estimates it will record amortization expense as follows:

2024 (October 1 - December 31)	$2,043
2025	6,099
2026	6,012
2027	5,714
2028	5,354
2029 and thereafter	13,149
$38,371
8. Goodwill
The following table presents the carrying amount of goodwill as of September 30, 2024 and December 31, 2023 by reportable operating segment:

			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Total
Total goodwill	$23,639	92,507	41,883	—	—	—	158,029

9.  Impairment Expense, Provision for Beneficial Interests, and Restructure Charges
Impairment Expense and Provision for Beneficial Interests
The following table presents the impairment charges and provision for beneficial interests by asset and reportable operating segment recognized by the Company. These expense items are included in “impairment expense and provision for beneficial interests” in the consolidated statements of income.

			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Total
	Three months ended September 30, 2024
Investments - beneficial interest in loan securitizations (a)	$—	—	28,952	—	—	—	28,952
Investments - venture capital	—	—	—	—	—	100	100
	$—	—	28,952	—	—	100	29,052
	Three months ended September 30, 2023
Leases, buildings, and associated improvements (b)	$296	—	—	—	—	4,678	4,974
	Nine months ended September 30, 2024
Investments - beneficial interest in loan securitizations (a)	$—	—	34,863	—	—	—	34,863
Investments - venture capital	—	—	—	—	—	137	137
Property and equipment - solar facilities (c)	—	—	—	—	—	1,170	1,170
Other assets - solar inventory (c)	—	—	—	—	—	695	695
	$—	—	34,863	—	—	2,002	36,865
	Nine months ended September 30, 2023
Leases, buildings, and associated improvements (b)	$296	—	—	—	—	4,678	4,974
(a)     The Company recorded a non-cash allowance for credit losses (and related provision expense) related to the Company's beneficial interest in certain loan securitizations. See note 6 for additional information.
(b)    In 2023, the Company recorded impairment charges related to operating lease assets and associated leasehold improvements, which included a $2.4 million lease termination fee paid to Union Bank, a related party. The Company recorded this impairment as a result of its on-going evaluation of the use of office space when a large number of associates continued to work from home.
(c)    In April 2024, the Company announced a change in its solar engineering, procurement, and construction (EPC) operations to focus exclusively on the commercial solar market and will discontinue its residential solar operations. As a result, the Company recognized non-cash impairment charges on certain solar facilities and inventory related to the residential solar operations.
Restructure Charges
GRNE Solar
In April 2024, the Company announced a change in its solar EPC operations to focus exclusively on the commercial solar market and will discontinue its residential solar operations. The restructuring plan included a reduction in headcount of approximately 40 associates. The Company incurred a restructure charge of $1.6 million related to these staff reductions and commissions paid for canceled contracts, which is included in "salaries and benefits" in the consolidated statements of income.
Loan Servicing and Systems (LSS)
In June 2024, the Company announced a reduction in headcount after the completion of the transfer of direct loan servicing volume to one platform and the required servicing platform enhancements for the Company's new student loan servicing contract with the Department of Education. Approximately 220 associates who work in LSS, including some in related shared services that support LSS, were notified their positions were being eliminated. The Company estimates incurring a charge of $7.1 million related to these staff reductions, of which $2.1 million and $4.1 million was recognized in the second and third quarter of 2024, respectively, which is included in "salaries and benefits" in the consolidated statements of income. The remaining expense will be recognized during the fourth quarter of 2024.

10.  Bank Deposits
The following table summarizes Nelnet Bank’s interest-bearing deposits, excluding intercompany deposits:

	As of	As of
	September 30, 2024	December 31, 2023
Retail and other savings	$801,170	520,017
Brokered CDs, net of brokered deposit fees	247,802	203,522
Retail and other CDs, net of issuance fees	21,786	20,060
Total interest-bearing deposits	$1,070,758	743,599
As of September 30, 2024 and December 31, 2023, Nelnet Bank had intercompany deposits from Nelnet, Inc. and its subsidiaries totaling $77.7 million and $104.0 million, respectively, including a $40.0 million pledged deposit from Nelnet, Inc. as required under a Capital and Liquidity Maintenance Agreement with the FDIC. All intercompany deposits held at Nelnet Bank are eliminated for consolidated financial reporting purposes.
The following table presents certificates of deposit remaining maturities as of September 30, 2024:

One year or less	$995
After one year to two years	148,591
After two years to three years	75,215
After three years to four years	348
After four years to five years	44,439
After five years	—
Total	$269,588
Retail and other savings deposits include deposits from Educational 529 College Savings and Health Savings plans, Short Term Federal Investment Trust (STFIT), and commercial and consumer savings. These deposits are large interest-bearing omnibus accounts structured to allow FDIC insurance to flow through to underlying individual depositors. The deposits exceeding the FDIC insurance limits as of September 30, 2024 was $44.5 million, the majority of which are intercompany deposits from Nelnet, Inc. and its subsidiaries.

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

	Three months ended September 30,
	2024			2023
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$2,343	45	2,388	43,409	945	44,354
Denominator:
Weighted-average common shares outstanding - basic and diluted	35,743,895	686,590	36,430,485	36,699,510	798,563	37,498,073
Earnings per share - basic and diluted	$0.07	0.07	0.07	1.18	1.18	1.18
	Nine months ended September 30,
	2024			2023
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$118,549	2,337	120,886	95,685	2,054	97,739
Denominator:
Weighted-average common shares outstanding - basic and diluted	35,993,634	709,680	36,703,314	36,650,653	786,934	37,437,587
Earnings per share - basic and diluted	$3.29	3.29	3.29	2.61	2.61	2.61

12.  Segment Reporting
See note 16 of the notes to consolidated financial statements included in the 2023 Annual Report for a description of the Company's operating segments. The following tables present the results of each of the Company's reportable operating segments reconciled to the consolidated financial statements.

	Three months ended September 30, 2024
			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Eliminations	Total
Interest income:
Loan interest	$—	—	180,571	9,639	—	—	—	190,211
Investment interest	894	9,734	18,970	12,522	12,415	3,105	(7,368)	50,272
Total interest income	894	9,734	199,541	22,161	12,415	3,105	(7,368)	240,483
Interest expense	—	—	161,142	11,606	2,245	704	(7,368)	168,328
Net interest income	894	9,734	38,399	10,555	10,170	2,401	—	72,155
Less provision (negative provision) for loan losses	—	—	11,968	6,143	—	—	—	18,111
Net interest income after provision for loan losses	894	9,734	26,431	4,412	10,170	2,401	—	54,044
Other income (expense):
Loan servicing and systems revenue	108,175	—	—	—	—	—	—	108,175
Intersegment revenue	5,428	60	—	—	—	—	(5,488)	—
Education technology services and payments revenue	—	118,179	—	—	—	—	—	118,179
Solar construction revenue	—	—	—	—	—	19,321	—	19,321
Other, net	690	—	4,918	841	22,370	3,506	—	32,325
Loss on sale of loans	—	—	(107)	—	—	—	—	(107)
Impairment expense and provision for beneficial interests	—	—	(28,952)	—	—	(100)	—	(29,052)
Derivative settlements, net	—	—	1,359	281	—	—	—	1,640
Derivative market value adjustments, net	—	—	(9,518)	(3,647)	—	—	—	(13,165)
Total other income (expense), net	114,293	118,239	(32,300)	(2,525)	22,370	22,727	(5,488)	237,316
Cost of services:
Cost to provide education technology services and payments	—	45,273	—	—	—	—	—	45,273
Cost to provide solar construction services	—	—	—	—	—	26,815	—	26,815
Total cost of services	—	45,273	—	—	—	26,815	—	72,088
Operating expenses:
Salaries and benefits	76,820	41,053	1,220	2,973	398	23,852	(124)	146,192
Depreciation and amortization	4,854	2,616	—	343	—	5,848	—	13,661
Other expenses	19,663	7,614	2,775	2,570	17,904	11,116	—	61,642
Intersegment expenses, net	18,399	4,604	6,482	759	200	(25,080)	(5,364)	—
Total operating expenses	119,736	55,887	10,477	6,645	18,502	15,736	(5,488)	221,495
Income (loss) before income taxes	(4,549)	26,813	(16,346)	(4,758)	14,038	(17,423)	—	(2,223)
Income tax (expense) benefit	1,092	(6,450)	3,923	1,143	(3,341)	3,915	—	282
Net income (loss)	(3,457)	20,363	(12,423)	(3,615)	10,697	(13,508)	—	(1,941)
Net loss (income) attributable to noncontrolling interests	—	54	—	—	(117)	4,392	—	4,329
Net income (loss) attributable to Nelnet, Inc.	$(3,457)	20,417	(12,423)	(3,615)	10,580	(9,116)	—	2,388

Total assets as of September 30, 2024	$202,366	556,897	10,707,442	1,328,808	1,020,732	763,310	(495,427)	14,084,128

	Three months ended September 30, 2023
			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Eliminations	Total
Interest income:
Loan interest	$—	—	230,816	5,608	—	—	—	236,423
Investment interest	1,098	8,934	18,062	9,563	13,021	3,232	(5,783)	48,128
Total interest income	1,098	8,934	248,878	15,171	13,021	3,232	(5,783)	284,551
Interest expense	—	—	197,393	9,456	5,661	432	(5,783)	207,159
Net interest income	1,098	8,934	51,485	5,715	7,360	2,800	—	77,392
Less provision (negative provision) for loan losses	—	—	2,348	1,927	—	—	—	4,275
Net interest income after provision for loan losses	1,098	8,934	49,137	3,788	7,360	2,800	—	73,117
Other income (expense):
Loan servicing and systems revenue	127,892	—	—	—	—	—	—	127,892
Intersegment revenue	6,944	77	—	—	—	—	(7,021)	—
Education technology services and payments revenue	—	113,796	—	—	—	—	—	113,796
Solar construction revenue	—	—	—	—	—	6,301	—	6,301
Other, net	687	—	2,776	565	9,861	(16,950)	—	(3,062)
Loss on sale of loans	—	—	(1,022)	—	—	—	—	(1,022)
Impairment expense and provision for beneficial interests	(296)	—	—	—	—	(4,678)	—	(4,974)
Derivative settlements, net	—	—	621	196	—	—	—	817
Derivative market value adjustments, net	—	—	1,192	1,948	—	—	—	3,140
Total other income (expense), net	135,227	113,873	3,567	2,709	9,861	(15,327)	(7,021)	242,888
Cost of services:
Cost to provide education technology services and payments	—	43,694	—	—	—	—	—	43,694
Cost to provide solar construction services	—	—	—	—	—	7,783	—	7,783
Total cost of services	—	43,694	—	—	—	7,783	—	51,477
Operating expenses:
Salaries and benefits	73,310	39,776	1,242	2,520	288	24,731	(663)	141,204
Depreciation and amortization	5,023	3,030	—	259	—	13,522	—	21,835
Other expenses	15,629	8,309	2,952	1,290	7,522	15,670	—	51,370
Intersegment expenses, net	17,894	5,875	7,948	129	191	(25,679)	(6,358)	—
Total operating expenses	111,856	56,990	12,142	4,198	8,001	28,244	(7,021)	214,409
Income (loss) before income taxes	24,469	22,123	40,562	2,299	9,220	(48,554)	—	50,119
Income tax (expense) benefit	(5,872)	(5,307)	(9,735)	(552)	(2,177)	13,131	—	(10,512)
Net income (loss)	18,597	16,816	30,827	1,747	7,043	(35,423)	—	39,607
Net loss (income) attributable to noncontrolling interests	—	(6)	—	—	(149)	4,902	—	4,747
Net income (loss) attributable to Nelnet, Inc.	$18,597	16,810	30,827	1,747	6,894	(30,521)	—	44,354

Total assets as of September 30, 2023	$243,697	444,631	14,111,517	1,089,565	1,096,494	931,853	(719,868)	17,197,889

	Nine months ended September 30, 2024
			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Eliminations	Total
Interest income:
Loan interest	$—	—	583,907	25,157	—	—	—	609,064
Investment interest	4,046	23,315	54,513	33,301	43,910	9,566	(25,565)	143,086
Total interest income	4,046	23,315	638,420	58,458	43,910	9,566	(25,565)	752,150
Interest expense	—	—	523,678	31,872	7,268	2,114	(25,565)	539,367
Net interest income	4,046	23,315	114,742	26,586	36,642	7,452	—	212,783
Less provision (negative provision) for loan losses	—	—	14,199	18,352	—	—	—	32,551
Net interest income after provision for loan losses	4,046	23,315	100,543	8,234	36,642	7,452	—	180,232
Other income (expense):
Loan servicing and systems revenue	344,428	—	—	—	—	—	—	344,428
Intersegment revenue	18,419	166	—	—	—	—	(18,585)	—
Education technology services and payments revenue	—	378,627	—	—	—	—	—	378,627
Solar construction revenue	—	—	—	—	—	42,741	—	42,741
Other, net	2,085	—	11,239	1,991	51,013	11,730	—	78,057
Loss on sale of loans	—	—	(1,685)	—	—	—	—	(1,685)
Impairment expense and provision for beneficial interests	—	—	(34,863)	—	—	(2,002)	—	(36,865)
Derivative settlements, net	—	—	4,356	690	—	—	—	5,046
Derivative market value adjustments, net	—	—	(2,875)	(793)	—	—	—	(3,668)
Total other income (expense), net	364,932	378,793	(23,828)	1,888	51,013	52,469	(18,585)	806,681
Cost of services:
Cost to provide education technology services and payments	—	134,106	—	—	—	—	—	134,106
Cost to provide solar construction services	—	—	—	—	—	49,115	—	49,115
Total cost of services	—	134,106	—	—	—	49,115	—	183,221
Operating expenses:
Salaries and benefits	224,172	121,956	3,529	8,491	1,129	72,159	(1,735)	429,701
Depreciation and amortization	15,304	8,012	—	944	—	21,312	—	45,572
Other expenses	59,861	23,772	9,985	5,765	41,536	37,359	—	178,278
Intersegment expenses, net	55,955	14,216	21,491	2,252	665	(77,729)	(16,850)	—
Total operating expenses	355,292	167,956	35,005	17,452	43,330	53,101	(18,585)	653,551
Income (loss) before income taxes	13,686	100,046	41,710	(7,330)	44,325	(42,295)	—	150,141
Income tax (expense) benefit	(3,284)	(24,035)	(10,010)	1,800	(10,550)	8,426	—	(37,653)
Net income (loss)	10,402	76,011	31,700	(5,530)	33,775	(33,869)	—	112,488
Net loss (income) attributable to noncontrolling interests	—	101	—	—	(366)	8,663	—	8,398
Net income (loss) attributable to Nelnet, Inc.	$10,402	76,112	31,700	(5,530)	33,409	(25,206)	—	120,886

Total assets as of September 30, 2024	$202,366	556,897	10,707,442	1,328,808	1,020,732	763,310	(495,427)	14,084,128

	Nine months ended September 30, 2023
			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Eliminations	Total
Interest income:
Loan interest	$—	—	689,633	15,079	—	—	—	704,712
Investment interest	3,193	20,237	47,726	26,013	54,481	8,826	(30,643)	129,835
Total interest income	3,193	20,237	737,359	41,092	54,481	8,826	(30,643)	834,547
Interest expense	—	—	618,905	24,841	24,860	1,793	(30,643)	639,756
Net interest income	3,193	20,237	118,454	16,251	29,621	7,033	—	194,791
Less provision (negative provision) for loan losses	—	—	(772)	5,837	—	—	—	5,065
Net interest income after provision for loan losses	3,193	20,237	119,226	10,414	29,621	7,033	—	189,726
Other income (expense):
Loan servicing and systems revenue	389,138	—	—	—	—	—	—	389,138
Intersegment revenue	21,980	198	—	—	—	—	(22,178)	—
Education technology services and payments revenue	—	357,258	—	—	—	—	—	357,258
Solar construction revenue	—	—	—	—	—	19,687	—	19,687
Other, net	1,900	—	6,939	1,395	15,087	(52,617)	—	(27,297)
Loss on sale of loans	—	—	(16,776)	—	—	—	—	(16,776)
Impairment expense and provision for beneficial interests	(296)	—	—	—	—	(4,678)	—	(4,974)
Derivative settlements, net	—	—	23,940	279	—	—	—	24,219
Derivative market value adjustments, net	—	—	(35,323)	3,057	—	—	—	(32,266)
Total other income (expense), net	412,722	357,456	(21,220)	4,731	15,087	(37,608)	(22,178)	708,989
Cost of services:
Cost to provide education technology services and payments	—	131,804	—	—	—	—	—	131,804
Cost to provide solar construction services	—	—	—	—	—	25,204	—	25,204
Total cost of services	—	131,804	—	—	—	25,204	—	157,008
Operating expenses:
Salaries and benefits	234,012	116,040	3,093	6,881	717	78,686	(808)	438,620
Depreciation and amortization	14,400	8,424	—	315	—	33,976	—	57,114
Other expenses	42,760	26,063	12,083	3,696	12,223	41,327	—	138,154
Intersegment expenses, net	58,030	17,559	24,789	302	447	(79,757)	(21,370)	—
Total operating expenses	349,202	168,086	39,965	11,194	13,387	74,232	(22,178)	633,888
Income (loss) before income taxes	66,713	77,803	58,041	3,951	31,321	(130,011)	—	107,819
Income tax (expense) benefit	(16,011)	(18,700)	(13,930)	(913)	(7,417)	28,188	—	(28,785)
Net income (loss)	50,702	59,103	44,111	3,038	23,904	(101,823)	—	79,034
Net loss (income) attributable to noncontrolling interests	—	113	—	—	(418)	19,010	—	18,705
Net income (loss) attributable to Nelnet, Inc.	$50,702	59,216	44,111	3,038	23,486	(82,813)	—	97,739

Total assets as of September 30, 2023	$243,697	444,631	14,111,517	1,089,565	1,096,494	931,853	(719,868)	17,197,889

13. Disaggregated Revenue
The following tables present disaggregated revenue by service offering or customer type for the Company's fee-based operating segments.
Loan Servicing and Systems

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Government loan servicing	$85,215	100,154	277,705	304,769
Private education and consumer loan servicing	13,057	12,330	38,634	36,556
FFELP loan servicing	2,945	3,304	9,570	10,226
Software services	5,197	9,416	14,617	25,076
Outsourced services	1,761	2,688	3,902	12,511
Loan servicing and systems revenue	$108,175	127,892	344,428	389,138
Education Technology Services and Payments

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Tuition payment plan services	$31,659	30,223	104,702	95,235
Payment processing	55,813	50,848	137,926	126,716
Education technology services	30,080	31,793	133,306	132,796
Other	627	932	2,693	2,511
Education technology services and payments revenue	$118,179	113,796	378,627	357,258
Solar Construction

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Commercial revenue	$18,764	4,221	39,477	12,426
Residential revenue (a)	557	2,080	3,264	7,261
Solar construction revenue	$19,321	6,301	42,741	19,687
(a)    In April 2024, the Company announced a change in its solar engineering, procurement, and construction operations to focus exclusively on the commercial solar market and will discontinue its residential solar operations. As a result, residential revenue will continue to decline from historical amounts as existing customer contracts are completed.
Other Income (Expense)
The following table presents the components of "other, net" in "other income (expense)" on the consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Reinsurance premiums	$16,619	6,287	44,250	10,638
Investment activity, net	8,529	(1,003)	7,447	(8,155)
ALLO preferred return	4,783	2,299	11,353	6,822
Borrower late fee income	1,741	2,220	7,460	6,635
Administration/sponsor fee income	1,420	1,712	4,448	5,180
Investment advisory services (WRCM)	1,394	1,633	4,427	4,884
Loss from ALLO voting membership interest investment	—	(17,293)	(10,693)	(49,676)
Loss from solar investments, net	(11,238)	(6,456)	(11,068)	(19,485)
Other	9,077	7,539	20,433	15,860
Other, net	$32,325	(3,062)	78,057	(27,297)

14.  Major Customer
Government Loan Servicing
Nelnet Servicing, a subsidiary of the Company, earns loan servicing revenue from a servicing contract with the Department of Education (the "Department"). Revenue earned by the Company related to this contract was $85.2 million and $100.2 million for the three months ended September 30, 2024 and 2023, respectively, and $277.7 million and $304.8 million for the nine months ended September 30, 2024 and 2023, respectively.
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
15.  Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

	As of September 30, 2024			As of December 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
Asset-backed debt securities - available-for-sale	$100	975,695	975,795	99	955,804	955,903
Equity securities	186	—	186	73	—	73
Equity securities measured at net asset value (a)			70,159			50,834
Total investments	286	975,695	1,046,140	172	955,804	1,006,810
Derivative instruments	—	118	118	—	452	452
Total assets	$286	975,813	1,046,258	172	956,256	1,007,262
Liabilities:
Derivative instruments	$—	2,434	2,434	—	1,976	1,976
Total liabilities	$—	2,434	2,434	—	1,976	1,976
(a)    In accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets. The methodologies for estimating the fair value of financial assets and liabilities are described in note 23 of the notes to consolidated financial statements included in the 2023 Annual Report.

	As of September 30, 2024
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$10,502,403	9,972,784	—	—	10,502,403
Accrued loan interest receivable	600,097	600,097	—	600,097	—
Cash and cash equivalents	219,684	219,684	219,684	—	—
Investments (at fair value)	1,046,140	1,046,140	286	975,695	—
Investments - held-to-maturity asset-backed securities	227,586	222,480	—	227,586	—
Notes receivable	27,778	27,778	—	27,778	—
Beneficial interest in loan securitizations	232,654	218,659	—	—	232,654
Restricted cash	344,366	344,366	344,366	—	—
Restricted cash – due to customers	334,968	334,968	334,968	—	—
Derivative instruments	118	118	—	118	—
Financial liabilities:
Bonds and notes payable	8,901,588	8,938,446	—	8,901,588	—
Accrued interest payable	25,389	25,389	—	25,389	—
Bank deposits	1,058,023	1,070,758	754,116	303,907	—
Due to customers	404,459	404,459	404,459	—	—
Derivative instruments	2,434	2,434	—	2,434	—

	As of December 31, 2023
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$12,800,638	12,343,819	—	—	12,800,638
Accrued loan interest receivable	764,385	764,385	—	764,385	—
Cash and cash equivalents	168,112	168,112	168,112	—	—
Investments (at fair value)	1,006,810	1,006,810	172	955,804	—
Investments - held-to-maturity asset-backed securities	163,622	162,738	—	163,622	—
Notes receivable	53,747	53,747	—	53,747	—
Beneficial interest in loan securitizations	262,093	225,079	—	—	262,093
Restricted cash	488,723	488,723	488,723	—	—
Restricted cash – due to customers	368,656	368,656	368,656	—	—
Derivative instruments	452	452	—	452	—
Financial liabilities:
Bonds and notes payable	11,629,359	11,828,393	—	11,629,359	—
Accrued interest payable	35,391	35,391	—	35,391	—
Bank deposits	722,973	743,599	467,420	255,553	—
Due to customers	425,507	425,507	425,507	—	—
Derivative instruments	1,976	1,976	—	1,976	—
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and nine months ended September 30, 2024 and 2023. All dollars are in thousands, except per share amounts, unless otherwise noted.)
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
Reclassifications and Immaterial Error Corrections
The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the immaterial error corrections made to the previously reported consolidated financial statements for the three and nine months ended September 30, 2023. For additional information, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
GAAP net income attributable to Nelnet, Inc.	$2,388	44,354	120,886	97,739
Realized and unrealized derivative market value adjustments (a)	13,165	(3,140)	3,668	32,266
Tax effect (b)	(3,160)	754	(880)	(7,744)
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$12,393	41,968	123,674	122,261
Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$0.07	1.18	3.29	2.61
Realized and unrealized derivative market value adjustments (a)	0.36	(0.08)	0.10	0.86
Tax effect (b)	(0.09)	0.02	(0.02)	(0.20)
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$0.34	1.12	3.37	3.27
(a) "Derivative market value adjustments" includes both the realized portion of gains and losses (corresponding to variation margin received or paid on derivative instruments that are settled daily at a central clearinghouse) and the unrealized portion of gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. "Derivative market value adjustments" does not include "derivative settlements" that represent the cash paid or received during the respective period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms.
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

The information below presents the operating results (net income (loss) before taxes) for each of the Company's reportable and certain other operating segments reconciled to the consolidated financial statements for the three and nine months ended September 30, 2024 and 2023. See "Results of Operations" for additional detail regarding each reportable operating segment, the NFS operating segments, and Corporate and Other Activities under this Item 2.

	Three months ended September 30,		Nine months ended September 30,		Certain Items Impacting Comparability (All dollar amounts below are pre-tax)
	2024	2023	2024	2023
NDS	$(4,549)	24,469	13,686	66,713
•2024 results have been negatively impacted by a decrease in revenue and increase in expenses. Revenue has been adversely impacted based on the Company earning less revenue under the new government servicing contract that began on April 1, 2024, in addition to servicing fewer borrowers. Operating expenses have been elevated due to costs incurred for the completion of the transfer of direct loan servicing volume to one platform, making platform enhancements for the new student loan servicing contract, preparation of the conversion of the Discover private education student loan servicing portfolio, which is expected to be completed during the fourth quarter of 2024, and increase in postage and communication costs due to borrowers returning to repayment on September 1, 2023. The Company expects this segment's operating results will improve in future periods as the full impact of its cost-saving measures take effect and new third-party servicing opportunities convert to the Company's platform.

NBS	26,813	22,123	100,046	77,803	•An increase in before tax operating margin due to increased revenue while maintaining a consistent cost structure.
Nelnet Financial Services division:
AGM	(16,346)	40,562	41,710	58,041
•The recognition of $29.0 million and $5.9 million in provision for beneficial interest related to certain loan securitization investments in the three months ended September 30, 2024 and June 30, 2024, respectively. Over the life of these securitizations, the Company still anticipates attractive returns on the overall pool of these investments.
•The recognition of a non-cash expense of $5.6 million and $25.9 million in the three months ended September 30, 2024 and June 30, 2023, respectively, as the result of writing off the remaining unamortized debt discount in connection with the redemption of certain asset-backed debt securities prior to their maturity.
•The recognition of $12.0 million and $2.3 million in provision for loan losses for the three months ended September 30, 2024 and 2023, respectively, and provision of $14.2 million and negative provision of $1.0 million for the nine months ended September 30, 2024 and 2023, respectively.
•A decrease of $5.9 million in net loan interest income, including derivative settlements (core loan interest income), for the three months ended September 30, 2024 compared with the same period in 2023 due to a decrease in the average balance of loans partially offset by an increase in core loan spread, and a decrease of $55.4 million for the nine months ended September 30, 2024 compared with the same period in 2023 due to a decrease in the average balance of loans and core loan spread.
•A net loss of $9.5 million and net income of $1.2 million related to changes in the fair values of derivative instruments that do not qualify for hedge accounting for the three months ended September 30, 2024 and 2023, respectively, and a net loss of $2.9 million and $35.3 million for the nine months ended September 30, 2024 and 2023, respectively.
•The recognition of $1.7 million in losses from the sale of loans for the nine months ended September 30, 2024 compared with $16.8 million in the same period of 2023.

Nelnet Bank	(4,758)	2,299	(7,330)	3,951
•The recognition of provision for loan losses of $6.1 million for the three months ended September 30, 2024 compared with $1.9 million for the same period in 2023, and $18.4 million for the nine months ended September 30, 2024 compared with $5.8 million for the same period in 2023.
•A net loss of $3.6 million and net income of $1.9 million related to changes in the fair values of derivative instruments that do not qualify for hedge accounting for the three months ended September 30, 2024 and 2023, respectively, and a net loss of $0.8 million and net income of $3.1 million for the nine months ended September 30, 2024 and 2023, respectively.

NFS other operating segments	14,038	9,220	44,325	31,321	•An increase in net interest income and net gains related to the Company's investment securities.
Corporate:
Unallocated corporate costs	(10,287)	(20,915)	(29,389)	(47,986)	•Decrease due to the Company's focus on reducing its cost structure and continued focus on allocating costs to operating segments based on use of such services.

ALLO investment	6,606	(15,559)	1,953	(44,528)
•The recognition of no loss in the three months ended September 30, 2024 compared with a loss of $17.3 million for the same period in 2023 and a loss of $10.7 million in the nine months ended September 30, 2024 compared with $49.7 million for the same period in 2023 from the ALLO voting membership interest investment. Absent additional equity contributions with respect to ALLO's voting membership interests, the Company will not recognize additional losses for its voting membership interests in ALLO.
•The recognition of income of $4.8 million on the Company's preferred membership interests in ALLO for the three months ended September 30, 2024 compared with $2.3 million for the same period in 2023 and $11.4 million for the nine months ended September 30, 2024 compared with $6.8 million for the same period in 2023.

Nelnet Renewable Energy - GRNE	(10,125)	(4,864)	(18,913)	(16,169)
•Since the acquisition of GRNE Solar in 2022, it has incurred low and, in some cases, negative margins on certain solar construction projects. During the third quarter of 2024, the Company recorded an expense of $8.8 million related to estimated losses on legacy construction projects. The Company has a handful of remaining legacy construction contracts to complete, down from over 30 at the beginning of 2024. Due to the complexity and long-term nature of existing construction contracts, the Company may continue to incur low and/or negative margins to complete these projects.
•In April 2024, the Company announced a change in its solar construction operations to focus exclusively on the commercial solar market and will discontinue its residential solar operations. During the second quarter of 2024, the Company recognized non-cash impairment charges of $1.9 million on certain assets related to the residential operations and $1.6 million in severance costs and commissions paid for cancelled contracts.
•The Company believes its solar construction business is making progress in repositioning the business for long-term profitable success.

Nelnet Renewable Energy - Tax equity investments/ syndication/ administration	(8,509)	(8,736)	(8,775)	(24,237)
•The recognition of net losses from tax solar investments of $11.3 million in the three months ended September 30, 2024 compared with $6.5 million for the same period in 2023 and $11.1 million in the nine months ended September 30, 2024 compared with $19.5 million for the same period in 2023. These losses include losses attributable to third-party non-controlling interest investors. See note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information. These losses are partially offset by revenue earned by the Company related to management, consulting, and performance fees provided on tax equity investments made by third parties.

Other corporate activities	4,892	1,520	12,829	2,909	•Includes operating results of the Company's venture capital investments and other corporate activities. Increase in 2024 compared with 2023 was due to venture capital activities.
Net (loss) income before taxes	(2,223)	50,119	150,141	107,819
Income tax benefit (expense)	282	(10,512)	(37,653)	(28,785)
Net loss attributable to noncontrolling interests	4,329	4,747	8,398	18,705	•The majority of noncontrolling interests represents losses attributed to noncontrolling membership interests in the Company’s Nelnet Renewable Energy operating segment.
Net income	$2,388	44,354	120,886	97,739

CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's consolidated operating results for the three and nine months ended September 30, 2024 compared with the same periods in 2023 is provided below.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023	Additional information
Loan interest	$190,211	236,423	609,064	704,712	Decrease was due to decreases in the average balance of loans partially offset by an increase in the gross yield earned on loans.
Investment interest	50,272	48,128	143,086	129,835	Includes income from unrestricted interest-earning deposits and investments, and restricted cash in asset-backed securitizations. Increase was due to an increase in the average balances and interest rates and, for the nine months ended September 30, 2024, an increase in interest earned on the Company's partial ownership in loan securitizations that are accounted for as held-to-maturity beneficial interest investments.
Total interest income	240,483	284,551	752,150	834,547
Interest expense	168,328	207,159	539,367	639,756	Decrease was due to a decrease in the average balance of debt outstanding partially offset by an increase in cost of funds. In addition, the Company recognized a $5.6 million and $25.9 million non-cash expense during the third quarter of 2024 and the second quarter of 2023, respectively, as the result of writing off the remaining unamortized debt discount related to the redemption of certain asset-backed debt securities prior to their maturity.
Net interest income	72,155	77,392	212,783	194,791
Less provision for loan losses	18,111	4,275	32,551	5,065
Represents the current period provision to reflect the lifetime expected credit losses related to the Company's loan portfolio. See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for the factors impacting provision for loan losses for the periods presented.

Net interest income after provision for loan losses	54,044	73,117	180,232	189,726
Other income (expense):
LSS revenue	108,175	127,892	344,428	389,138	See LSS operating segment - results of operations.
ETSP revenue	118,179	113,796	378,627	357,258	See ETSP operating segment - results of operations.
Solar construction revenue	19,321	6,301	42,741	19,687
Represents revenue earned from GRNE Solar providing solar construction services, including design and installations of residential and commercial solar systems. In April 2024, the Company announced a change in its solar EPC operations to focus exclusively on the commercial solar market and will discontinue its residential solar operations. As a result, residential revenue will continue to decline in future periods as existing customer contracts are completed.

Other, net	32,325	(3,062)	78,057	(27,297)	See table below for the components of "other, net."
Loss on sale of loans	(107)	(1,022)	(1,685)	(16,776)	The Company recognized losses from selling portfolios of loans. See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.
Impairment expense and provision for beneficial interests	(29,052)	(4,974)	(36,865)	(4,974)
The Company established a provision of $29.0 million and $5.9 million for beneficial interest in loan securitization investments during the third quarter and second quarter of 2024, respectively. The Company also recognized a non-cash impairment charge of $1.9 million during the second quarter of 2024 related to the discontinuation of residential solar operations. During the third quarter of 2023, the Company recognized an expense of $5.0 million related to operating lease assets and associated leasehold improvements. See note 9 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.

Derivative settlements, net	1,640	817	5,046	24,219
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

Derivative market value adjustments, net	(13,165)	3,140	(3,668)	(32,266)
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

Total other income (expense), net	237,316	242,888	806,681	708,989

Cost of services:
Cost to provide education technology services and payments	45,273	43,694	134,106	131,804	Represents direct costs to provide payment processing and instructional services in ETSP. See ETSP operating segment - results of operations.
Cost to provide solar construction services	26,815	7,783	49,115	25,204	Represents direct costs to provide solar construction services. Since the acquisition of GRNE Solar in 2022, it has incurred low and, in some cases, negative margins on certain projects. During the third quarter of 2024, the Company recorded an expense of $8.8 million related to estimated losses on legacy construction projects. The Company has a handful of remaining legacy construction contracts to complete, down from over 30 at the beginning of 2024. Due to the complexity and long-term nature of existing construction contracts, the Company may continue to incur low and/or negative margins to complete these projects.
Total cost of services	72,088	51,477	183,221	157,008
Operating expenses:
Salaries and benefits	146,192	141,204	429,701	438,620
Increase for the quarterly period was primarily due to the recognition of $4.1 million restructuring charge related to staff reductions announced in June 2024 in LSS. Decrease for the nine month period was primarily due to staff reductions in the first half of 2023 in LSS to manage expenses due to delays in the government's student debt relief and return to repayment programs and lower pricing and reduced servicing volume for LSS's Department servicing contract, partially offset by an increase in ETSP due to annual merit pay increases and an increase in headcount to support the growth of the customer base and the investment in the development of new technologies.

Depreciation and amortization	13,661	21,835	45,572	57,114	Includes depreciation of property and equipment and the amortization of intangibles from prior business acquisitions.
Other expenses	61,642	51,370	178,278	138,154	Includes expenses such as postage and distribution, consulting and professional fees, occupancy, communications, reinsurance loss reserve and acquisitions costs, and certain information technology-related costs. Increase was driven by an increase in NFS due to reinsurance loss reserve and acquisition costs as a result of growth in reinsurance policies and in LSS due to additional postage and communication costs as a result of borrowers returning to repayment on September 1, 2023.
Total operating expenses	221,495	214,409	653,551	633,888
(Loss) income before income taxes	(2,223)	50,119	150,141	107,819
Income tax (benefit) expense	(282)	10,512	37,653	28,785	The year to date effective tax rate was 23.75% for the nine months ended September 30, 2024 compared with 22.75% for the same period in 2023.
Net (loss) income	(1,941)	39,607	112,488	79,034
Net loss attributable to noncontrolling interests	4,329	4,747	8,398	18,705	Represents the net income/loss attributable to the holders of noncontrolling membership interests. The majority is attributed to noncontrolling membership interests in the Company's Nelnet Renewable Energy operating segment.
Net income attributable to Nelnet, Inc.	$2,388	44,354	120,886	97,739
Additional information:					See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP financial information.
Net income attributable to Nelnet, Inc.	$2,388	44,354	120,886	97,739
Derivative market value adjustments, net	13,165	(3,140)	3,668	32,266
Tax effect	(3,160)	754	(880)	(7,744)
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$12,393	41,968	123,674	122,261

The following table summarizes the components of "other, net" in "other income (expense)" on the consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023	Additional information
Reinsurance premiums	$16,619	6,287	44,250	10,638	See NFS division - results of operations - NFS other operating segments.
Investment activity, net (a)	8,529	(1,003)	7,447	(8,155)	See note (b) below for additional information.
ALLO preferred return	4,783	2,299	11,353	6,822	See Corporate - results of operations.
Borrower late fee income	1,741	2,220	7,460	6,635	See NFS division - results of operations - AGM operating segment.
Administration/sponsor fee income	1,420	1,712	4,448	5,180	See NFS division - results of operations - AGM operating segment.
Investment advisory services (WRCM)	1,394	1,633	4,427	4,884	See NFS division - results of operations - NFS other operating segments.
Loss from ALLO voting membership interest investment (a)	—	(17,293)	(10,693)	(49,676)	See Corporate - results of operations.
Loss from solar investments, net (a)	(11,238)	(6,456)	(11,068)	(19,485)	See Corporate - results of operations.
Other	9,077	7,539	20,433	15,860
Other, net	$32,325	(3,062)	78,057	(27,297)
(a)    The Company anticipates fluctuations in future periodic earnings resulting from investment purchases, sales, and valuation adjustments.
(b)    Investment activity by operating segment and investment type follows:

	Real Estate	Venture Capital and Funds	Equity / Bonds	Total	Real Estate	Venture Capital and Funds	Equity / Bonds	Total
	Three months ended September 30,
	2024				2023
NFS - AGM	$—	1,778	—	1,778	—	(1,883)	—	(1,883)
NFS - Nelnet Bank	—	219	589	808	—	(16)	565	549
NFS - Other Operating Segments	2,116	—	1,349	3,465	75	—	885	960
Corporate	—	2,478	—	2,478	—	(629)	—	(629)
	$2,116	4,475	1,938	8,529	75	(2,528)	1,450	(1,003)

	Nine months ended September 30,
	2024				2023
NFS - AGM	$—	(600)	—	(600)	—	(4,532)	(476)	(5,008)
NFS - Nelnet Bank	—	31	1,874	1,905	—	(288)	1,651	1,363
NFS - Other Operating Segments	(1,510)	—	1,872	362	502	—	(2,732)	(2,230)
Corporate	—	5,780	—	5,780	—	(2,280)	—	(2,280)
	$(1,510)	5,211	3,746	7,447	502	(7,100)	(1,557)	(8,155)

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Servicing Volumes

	As of
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Servicing volume (dollars in millions):
Government	$492,142	$489,298	495,409	494,691	500,554	519,308	537,291	545,373
FFELP	13,745	14,576	15,783	17,462	18,400	19,021	19,815	20,226
Private and consumer	20,666	19,876	21,015	20,493	20,394	20,805	21,484	21,866
Total	$526,553	$523,750	532,207	532,646	539,348	559,134	578,590	587,465

Number of servicing borrowers:
Government	14,114,468	14,096,152	14,328,013	14,503,057	14,543,382	14,898,901	15,518,751	15,777,328
FFELP	574,979	610,745	656,814	725,866	764,660	788,686	819,791	829,939
Private and consumer	851,747	829,072	882,256	894,703	896,613	899,095	925,861	951,866
Total	15,541,194	15,535,969	15,867,083	16,123,626	16,204,655	16,586,682	17,264,403	17,559,133

Number of remote hosted borrowers:	662,075	133,681	65,295	70,580	103,396	716,908	5,048,324	6,135,760
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
Private Education Loan Servicing
On July 17, 2024, Discover Financial Services (Discover) announced the sale of its approximately $10 billion private education student loan portfolio, representing approximately 400,000 borrowers, to partnerships managed by two global investment firms, with Firstmark Services, a division of the Company, assuming responsibility for servicing the portfolio upon the sale. The conversion of these loans to the Company’s platform began in September 2024 with the majority of loan conversions anticipated to be completed in the fourth quarter of 2024.
Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023	Additional information
Interest income	$894	1,098	4,046	3,193	Decrease in the three months ended September 30, 2024 compared with the same period in 2023 was due to decrease in average balance of loan repayment funds held in custody for lenders. Increase in the nine months ended September 30, 2024 compared with the same period in 2023 was due to higher interest rates partially offset by a decrease in average balance of loan repayment funds held in custody for lenders.
Loan servicing and systems revenue	108,175	127,892	344,428	389,138	See table below for additional information.
Intersegment servicing revenue	5,428	6,944	18,419	21,980
Represents revenue earned by LSS from servicing loans for AGM and Nelnet Bank. Decrease was due to the continued amortization of AGM's FFELP portfolio. FFELP intersegment servicing revenue will continue to decrease as AGM's FFELP portfolio pays off.

Other income	690	687	2,085	1,900	Represents revenue earned from providing administrative support services.
Impairment expense	—	(296)	—	(296)	The Company recorded an impairment charge in the third quarter of 2023 related to certain facilities, as a result of the Company's on-going evaluation of the use of office space when a large number of associates continued to work remotely.
Total other income	114,293	135,227	364,932	412,722
Salaries and benefits	76,820	73,310	224,172	234,012
Decrease in the nine months ended September 30, 2024 compared with the same period in 2023 was due to the Company being fully staffed at the beginning of 2023 with contact center operations and support associates as the Company prepared for expiration of the federal student loan payment pause under the CARES Act. In the first half of 2023, the Company reduced staff to manage expenses due to delays in the government's student debt relief and return to repayment programs and lower pricing and reduced servicing volume for LSS's Department servicing contract. In June 2024, the Company announced an additional reduction in headcount after the completion of the transfer of direct loan servicing volume to one platform and the required servicing platform enhancements for the New Government Servicing Contract. Approximately 220 associates were notified their positions were being eliminated. The Company estimates incurring a charge of $7.1 million related to these staff reductions, of which $2.1 million and $4.1 million was recognized during the second and third quarters of 2024, respectively. The remaining expense will be recognized during the fourth quarter of 2024. Increase in the three months ended September 30, 2024 compared with the same period in 2023 was due to the recognition of the $4.1 million restructure charge related to staff reductions announced in June 2024.

Depreciation and amortization	4,854	5,023	15,304	14,400
Other expenses	19,663	15,629	59,861	42,760	Increase was due to additional postage and communication costs due to borrowers returning to repayment on September 1, 2023, and an increase in computer services and subscription costs.
Intersegment expenses	18,399	17,894	55,955	58,030	Represents costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	119,736	111,856	355,292	349,202
(Loss) income before income taxes	(4,549)	24,469	13,686	66,713
Income tax benefit (expense)	1,092	(5,872)	(3,284)	(16,011)	Represents income tax expense/benefit at an effective tax rate of 24%.
Net (loss) income	$(3,457)	18,597	10,402	50,702

Before tax operating margin	(4.0)%	18.1%	3.8%	16.2%
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
Before tax operating margin decreased in 2024 compared with 2023 due primarily to a decrease in loan servicing and systems revenue as described in the table below, while operating expenses increased period over period. Operating expenses have been elevated due to costs incurred for the completion of the transfer of direct loan servicing volume to one platform, making platform enhancements for the new student loan servicing contract with the Department, preparation of the conversion of the Discover portfolio, and an increase in postage and communication costs due to borrowers returning to repayment on September 1, 2023. The Company expects before tax operating margin to continue to be lower than historical prior year results for the remainder of 2024 until the full impact of its cost-saving measures take effect and revenue is generated from servicing the entire Discover portfolio after its full conversion to the Company's platform during the fourth quarter of 2024.

Loan servicing and systems revenue
The following table presents disaggregated revenue by service offering for each reporting period.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023	Additional information
Government loan servicing	$85,215	100,154	277,705	304,769
Represents revenue from the Company's servicing contracts with the Department. The Company recognized revenue under the New Government Servicing Contract beginning April 1, 2024. Decrease in the three months ended September 30, 2024 compared with the same period in 2023 was due to lower revenue earned on a per borrower blended basis under the new contract and a decrease in the number of borrowers serviced. Decrease in the nine months ended September 30, 2024 compared with the same period in 2023 was also due to the legacy servicing contract reduction of the monthly fee earned per borrower on certain borrower statuses by $0.19 effective April 1, 2023 and a decrease of borrowers serviced due to the Department transferring one million of the Company's existing borrowers to another third-party servicer during the second and third quarters of 2023. These decreases were partially offset by an increase in the average revenue earned on a per borrower blended basis as a result of borrowers moving to a repayment status on September 1, 2023.

Private education and consumer loan servicing	13,057	12,330	38,634	36,556
Increase in the three months ended September 30, 2024 compared with the same period in 2023 was due to an increase in backup servicing volume and conversion revenue recognized from the Discover portfolio. Increase in the nine months ended September 30, 2024 compared with the same period in 2023 was also due to rate increases based on contractual consumer price index changes.

FFELP loan servicing	2,945	3,304	9,570	10,226	Represents revenue from servicing third-party customers' FFELP portfolios. Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios pay off.
Software services	5,197	9,416	14,617	25,076
Represents revenue from providing remote hosted servicing software to certain Department and other servicers and providing diversified technology services. Decrease was primarily due to (i) the transfer of all Department remote hosted borrowers to other third-party servicers throughout 2023 under the Department's legacy servicing contracts and (ii) the recognition of $4.8 million of revenue in the third quarter of 2023 associated with deconversion of remote hosted borrowers from a customer leaving the Company's platform. This decrease was partially offset by the Company beginning to recognize revenue in the second quarter of 2024 from a new remote hosted servicing customer awarded a USDS contract.

Outsourced services	1,761	2,688	3,902	12,511
Represents revenue from providing contact center and back office operational outsourcing services. Decrease was due to the contracts for support provided to certain Department servicers expiring in July 2023.

Loan servicing and systems revenue	$108,175	127,892	344,428	389,138

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
Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023	Additional information
Interest income	$9,734	8,934	23,315	20,237	Represents interest income on tuition funds held in custody for schools. Increase was due to higher balances and interest rates.
Education technology services and payments revenue	118,179	113,796	378,627	357,258	See table below for additional information.
Intersegment revenue	60	77	166	198
Total other income	118,239	113,873	378,793	357,456
Cost of services	45,273	43,694	134,106	131,804	See table below for additional information.
Salaries and benefits	41,053	39,776	121,956	116,040
Increase in the three months ended September 30, 2024 compared with the same period in 2023 was due to annual merit pay increases. Increase in the nine months ended September 30, 2024 compared with the same period in 2023 was also due to an increase in headcount to support the growth of the customer base and the investment in the development of new technologies.

Depreciation and amortization	2,616	3,030	8,012	8,424
Other expenses	7,614	8,309	23,772	26,063
Decrease was due to a decrease in consulting and professional services resulting from reduced outsourced work and an improvement in allowance for doubtful accounts period over period. Decrease was partially offset by an increase in technology services.

Intersegment expenses, net	4,604	5,875	14,216	17,559	Represents costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	55,887	56,990	167,956	168,086
Income before income taxes	26,813	22,123	100,046	77,803
Income tax expense	(6,450)	(5,307)	(24,035)	(18,700)	Represents income tax expense at an effective tax rate of 24%.
Net income	20,363	16,816	76,011	59,103
Net loss (income) attributable to noncontrolling interests	54	(6)	101	113
Net income	$20,417	16,810	76,112	59,216

Education technology services and payments revenue
The following table presents disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023	Additional information
Tuition payment plan services	$31,659	30,223	104,702	95,235	Increase was due to a higher number of payment plans in the K-12 and higher education markets for both new and existing customers.
Payment processing	55,813	50,848	137,926	126,716	Increase was due to increase in payment volumes for both the K-12 and higher education markets due to new customers and an increase in volume from existing customers.
Education technology services	30,080	31,793	133,306	132,796
Decrease in the three months ended September 30, 2024 compared with the same period in 2023 was due to a decrease in FACTS learning management services revenue as a result of the wind down of economic aid provided to private schools in response to the COVID 19 pandemic. Learning management instructional services revenue provided to private schools has been funded by the CARES Act and the Emergency Assistance to Non-Public Schools (EANS) programs. The EANS I program funding ended on September 30, 2023 and EANS II program funding ended on September 30, 2024. Future instructional services revenue will be adversely impacted compared to recent historical results as a result of the EANS programs ending. Revenue earned under the EANS programs was $2.4 million and $21.4 million for the three and nine month ended September 30, 2024 compared with $8.1 million and $40.3 million for the same periods in 2023, respectively. The decrease in FACTS learning management services revenue as a result of the decrease in EANS revenue was partially offset by an increase in non-EANS professional development and instructional services provided to both new and existing customers.
Increase in the nine months ended September 30, 2024 compared with the same period in 2023 was due to an increase in revenue from the Company’s school information system software and application and enrollment services. This increase was partially offset by a decrease in FACTS learning management services revenue as described above.

Other	627	932	2,693	2,511
Education technology services and payments revenue	118,179	113,796	378,627	357,258
Cost of services	45,273	43,694	134,106	131,804
Represents direct costs to provide payment processing revenue and such costs decrease/increase in relationship to payment volumes. Costs to provide instructional services are also a component of this expense and decrease/increase in relationship to instructional services revenues.

Net revenue	$72,906	70,102	244,521	225,454
GAAP before tax operating margin	36.8%	31.6%	40.9%	34.5%
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
Before tax operating margin, excluding net interest income, increased due to increased net revenue while maintaining a consistent cost structure.

Net interest income	(13.4)	(12.7)	(9.5)	(9.0)
Non-GAAP before tax operating margin, excluding net interest income	23.4%	18.9%	31.4%	25.5%

NELNET FINANCIAL SERVICES DIVISION - RESULTS OF OPERATIONS
Asset Generation and Management Operating Segment
Loan Portfolio
As of September 30, 2024, the AGM operating segment had a $9.5 billion loan portfolio, consisting primarily of federally insured loans. For a summary of the Company’s loan portfolio as of September 30, 2024 and December 31, 2023, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans in the AGM operating segment:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Beginning balance	$9,910,617	13,239,125	12,049,462	14,169,771
Loan acquisitions:
Federally insured student loans	104,914	2,880	104,914	518,471
Private education loans	—	77,365	—	77,365
Consumer and other loans	129,202	29,413	405,211	340,091
Total loan acquisitions	234,116	109,658	510,125	935,927
Repayments, claims, capitalized interest, participations, and other, net	(386,204)	(322,013)	(1,112,682)	(1,175,320)
Loans lost to external parties	(207,794)	(229,342)	(1,562,283)	(712,772)
Loans sold	(1,146)	(61,807)	(335,033)	(481,985)
Ending balance	$9,549,589	12,735,621	9,549,589	12,735,621
The Company has partial ownership in certain consumer, private education, and federally insured student loan securitizations that are accounted for as held-to-maturity beneficial interest investments and included in "investments and notes receivable" in the Company's consolidated financial statements. As of the latest remittance reports filed by the various trusts prior to or as of September 30, 2024, the Company’s ownership correlates to approximately $1.99 billion of loans included in these securitizations. The loans held in these securitizations are not included in the above table. Investment interest income earned by the Company from the beneficial interest in loan securitizations is included in "investment interest" on the Company's consolidated statements of income and is not a component of the Company's loan interest income.
Since late 2021, the Company has experienced accelerated run-off of its FFELP portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans as a result of multiple extensions of the CARES Act payment pause on Department held loans and the initiatives offered by the Department for FFELP borrowers to consolidate their loans to qualify for loan forgiveness under the Public Service Loan Forgiveness and other programs. After multiple extensions of the student loans payment pause under the CARES Act, the payment and interest accrual suspension ended August 31, 2023, and Federal Direct Loan Program borrowers returned to repayment on September 1, 2023.
In August 2022, the Department announced a broad-based student debt relief plan that would have provided up to $20,000 in one-time debt relief to income-qualified recipients with Department held student loans. On June 30, 2023, the Supreme Court ruled that the Department was prohibited from implementing this plan. After the invalidation of this broad-based relief plan, the Department announced plans to enter into a negotiated rulemaking process to achieve debt relief for federal student loan borrowers using provisions of the Higher Education Act (HEA). The Department released proposed regulatory text prior to holding its statutorily-required negotiated rulemaking sessions. Notably, the Department proposed forgiveness for certain groups of borrowers with privately-held FFELP loans without consolidation into the Federal Direct Loan Program as a prerequisite requirement for such forgiveness. Publicly available negotiated rulemaking sessions occurred in the fourth quarter of 2023 and the first quarter of 2024, including a session to discuss broad forgiveness for borrowers “experiencing financial hardship” (financial hardship). The Department published draft regulations for public comment in April 2024, including regulations that would grant automatic discharge for all federal student loans, including privately-held FFELP loans, older than 20 or 25 years. Final publication and effective date for all pending forgiveness regulations pursuant to the HEA are expected in late 2024. The April 2024 draft publication did not include financial hardship regulations to provide forgiveness for borrowers (including borrowers with privately-held FFELP loans); however, the Biden-Harris Administration released the text of the financial hardship Notice of Proposed Rulemaking on October 25, 2024. The proposed rule is expected to be included in the Code of Federal Regulations in the coming weeks with a 30-day comment period. Publication of the final rule will likely depend on the outcome of the November 2024 election. As of the date of this filing, the Biden-Harris Administration is preemptively prohibited from implementing any final rules born of the April 2024 draft publication due to an injunction ordered by the 8th Circuit Court of Appeals.
In addition, during 2023, the Department issued final regulations on the Saving on a Valuable Education (SAVE) income-driven repayment (IDR) plan. The SAVE plan makes significant changes to IDR to lower monthly payment amounts, subsidize interest, and accelerate time to forgiveness for some borrowers. FFELP borrowers can access the new income-driven repayment changes by consolidating their loans into the Federal Direct Loan Program. The benefits of the SAVE plan are not conferred exclusively on a go-forward basis, as has been the case with previous IDR rulemaking, meaning borrowers who consolidate into the Federal Direct Loan Program receive credit toward forgiveness for months in repayment prior to consolidation. The new income-driven repayment regulations were effective July 1, 2024; however, the Biden-Harris Administration announced implementation for some features starting July 30, 2023 and SAVE forgiveness starting February 2024. Two groups of states sued to block implementation of the SAVE program. As of the date of this filing, SAVE is not operational due to an injunction ordered by the 8th Circuit Court of Appeals. In response to the injunction, the Biden-Harris Administration placed approximately 8 million borrowers enrolled in the SAVE program into administrative forbearance. During the forbearance period, borrowers will not have to make student loan payments, and no interest will accrue, however, the months in forbearance will not count toward any forgiveness. The Biden-Harris Administration announced a six-month extension of the SAVE forbearance in late October 2024.
The proposed forgiveness regulations and implementation of the SAVE IDR plan regulations have increased, and may continue to increase, consolidation and prepayment activity as FFELP borrowers (i) consolidate their loans into the Federal Direct Loan Program in order to be eligible for potential debt relief for Department borrowers and the SAVE plan and (ii) begin receiving automatic forgiveness for loans older than 20 or 25 years. Prepayments could significantly increase if the federal government and/or the Department initiate servicing contract modifications that impede the standing of States to challenge administrative actions, additional loan forgiveness or cancellation, other repayment options or plans, or consolidation loan programs.
Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance and loan status and delinquency amounts for each of AGM's loan portfolios as of September 30, 2024 and December 31, 2023; and the activity in AGM's allowance for loan losses and net charge-offs as a percentage of average loans for the three and nine months ended September 30, 2024 and 2023, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
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

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Variable loan yield, gross	8.16%	7.70%	8.10%	7.51%
Consolidation rebate fees	(0.80)	(0.80)	(0.80)	(0.80)
Premium and deferred origination costs amortization, net of discount accretion	(0.02)	0.06	0.04	0.05
Variable loan yield, net	7.34	6.96	7.34	6.76
Loan cost of funds - interest expense (a)	(6.44)	(6.14)	(6.48)	(5.86)
Loan cost of funds - derivative settlements (b) (c)	0.01	0.01	0.01	0.01
Variable loan spread	0.91	0.83	0.87	0.91
Fixed rate floor income, gross	0.01	0.01	0.01	0.02
Fixed rate floor income - derivative settlements (b) (d)	0.05	0.01	0.04	0.23
Fixed rate floor income, net of settlements on derivatives	0.06	0.02	0.05	0.25
Core loan spread	0.97%	0.85%	0.92%	1.16%

Average balance of AGM's loans	$9,792,095	13,157,152	10,612,686	13,588,427
Average balance of AGM's debt outstanding	9,296,236	12,527,771	10,280,527	12,964,890

(a)    The Company recognized $5.6 million and $25.9 million in non-cash interest expense during the third quarter of 2024 and the second quarter of 2023, respectively, as a result of writing off the remaining unamortized debt discount related to the redemption of certain asset-backed debt securities prior to their maturity. This non-cash expense was excluded from the respective periods in the table above.
(b)    Derivative settlements represent the cash paid or received during the respective period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income (loan spread) as presented in this table. The Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's Non-Nelnet Bank derivative instruments, including the net settlement activity recognized by the Company for each type of derivative for the 2024 and 2023 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Income" in note 5 and in this table.
A reconciliation of core loan spread, which includes the impact of derivative settlements on loan spread, to loan spread without derivative settlements follows.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Core loan spread	0.97%	0.85%	0.92%	1.16%
Derivative settlements (1:3 basis swaps)	(0.01)	(0.01)	(0.01)	(0.01)
Derivative settlements (fixed rate floor income)	(0.05)	(0.01)	(0.04)	(0.23)
Loan spread	0.91%	0.83%	0.87%	0.92%
(c)    Derivative settlements consist of net settlements received related to the Company’s 1:3 basis swaps.
(d)    Derivative settlements consist of net settlements received related to the Company’s floor income interest rate swaps.
The relationship between the indices in which AGM earns interest on its loans and funds such loans has a significant impact on loan spread. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on AGM’s FFELP student loan assets and related funding for those assets. In an increasing interest rate environment, student loan spread on FFELP loans increases in the short term because of the timing of interest rate resets on the Company's assets occurring daily in contrast to the timing of the interest rate resets on the Company's debt occurring either monthly or quarterly. This also results in student loan spread decreasing in the short term in a decreasing interest rate environment.
The difference between variable loan spread and core loan spread is fixed rate floor income earned on a portion of AGM's federally insured student loan portfolio. A summary of fixed rate floor income and its contribution to core loan spread follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Fixed rate floor income, gross	$225	450	563	2,016
Derivative settlements (a)	1,200	235	3,583	22,760
Fixed rate floor income, net	$1,425	685	4,146	24,776
Fixed rate floor income contribution to spread, net	0.06%	0.02%	0.05%	0.25%
(a)    Derivative settlements consist of net settlements received related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
The decrease in gross fixed rate floor income for the three and nine months ended September 30, 2024 compared with the same periods in 2023 was due to higher interest rates in 2024 compared with 2023.
The Company had a significant portfolio of derivative instruments in which the Company paid a fixed rate and received a floating rate to economically hedge loans earning fixed rate floor income. On March 15, 2023, to minimize the Company's exposure to market volatility and increase liquidity, the Company terminated its derivative portfolio hedging loans earning fixed rate floor income ($2.8 billion in notional amount of derivatives). Through March 15, 2023, the Company had received cash or had a receivable from its clearinghouse related to variation margin equal to the fair value of the $2.8 billion notional amount of fixed rate floor derivatives as of March 15, 2023 of $183.2 million, which included $19.1 million related to 2023 settlements. Subsequent to terminating these derivatives, during the second and fourth quarters of 2023, the Company entered into a total of

$400.0 million notional amount of derivatives to hedge loans earning fixed rate floor income and other loans and investments in which the Company receives a fixed rate.
The increase in net derivative settlements received by the Company in the three months ended September 30, 2024, compared with the same period in 2023, was due to an increase in the notional amount of derivatives outstanding. The decrease in net derivative settlements received by the Company during the nine months ended September 30, 2024, compared with the same period in 2023, was due to a decrease in the notional amount of derivatives outstanding and less favorable terms on the $400.0 million of notional derivatives entered into in 2023 compared with the $2.8 billion notional derivatives that were terminated due to an increase in interest rates from when the terminated derivatives were initially executed.
Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023	Additional information
Interest income:
Loan interest	$180,571	230,816	583,907	689,633	See table below for additional analysis.
Investment interest	18,970	18,062	54,513	47,726	Increase in the three and nine months ended September 30, 2024 compared with the same periods in 2023 was due to an increase of interest earned on restricted cash due to higher balances and interest rates. Increase in the nine months ended September 30, 2024 compared with the same period in 2023 was also due to an increase of interest earned on the Company's beneficial interest investments.
Total interest income	199,541	248,878	638,420	737,359
Loan interest expense	156,050	194,098	504,509	594,764	See table below for additional analysis.
Intercompany interest expense	5,092	3,295	19,169	24,141	Represents interest paid by AGM to Nelnet, Inc. (parent company) related to (i) internal borrowings to fund equity advances on certain AGM debt facilities; and (ii) AGM issued bonds held by Nelnet, Inc. Increase in the three months ended September 30, 2024 compared with the same period in 2023 was due to an increase in interest rates and an increase in the weighted average balance of outstanding AGM issued bonds held by Nelnet, Inc. Decrease for the nine months ended September 30, 2024 compared with the same period in 2023 was due to a decrease in the weighted average balance of outstanding AGM issued bonds held by Nelnet, Inc., partially offset by an increase in interest rates. Intercompany interest is eliminated for consolidated financial reporting purposes.
Net interest income	38,399	51,485	114,742	118,454
Less provision (negative provision) for loan losses	11,968	2,348	14,199	(772)
See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for factors impacting provision (negative provision) for loan losses for the periods presented.

Net interest income after provision for loan losses	26,431	49,137	100,543	119,226
Other income, net	4,918	2,776	11,239	6,939	Represents primarily borrower late fees, income from providing administration activities for third parties, sponsor fee income, and income/losses from AGM's investment in joint ventures. See "Overview - Consolidated Results of Operations" for further detail included in other income.
Loss on sale of loans	(107)	(1,022)	(1,685)	(16,776)	The Company recognized losses from selling portfolios of loans. See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.
Provision for beneficial interests	(28,952)	—	(34,863)	—
During the second and third quarters of 2024, the Company recorded an allowance for credit losses (and related provision expense) related to the Company's beneficial interest in certain loan securitizations. See note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.

Derivative settlements, net	1,359	621	4,356	23,940
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below. The majority of derivative settlements received in the periods presented was from the Company's derivative portfolio used to hedge loans earning fixed rate floor income. The decrease in net derivative settlements received by the Company for the nine months ended September 30, 2024 compared with the same period in 2023 was due to the termination of the floor income interest rate swaps ($2.8 billion notional amount) in March 2023. See above under "Loan Spread Analysis" for further information.

Derivative market value adjustments, net	(9,518)	1,192	(2,875)	(35,323)
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

Total other income, net	(32,300)	3,567	(23,828)	(21,220)
Salaries and benefits	1,220	1,242	3,529	3,093	Increase in the nine months ended September 30, 2024 compared with the same period in 2023 was due to additional headcount as the Company actively expands into new asset loan classes.
Other expenses	2,775	2,952	9,985	12,083	Represents primarily servicing fees paid to third parties. Decrease in servicing fees was due to the amortization of the FFELP student loan portfolio.
Intersegment expenses	6,482	7,948	21,491	24,789	Represents fees paid to LSS for the servicing of the majority of AGM’s loans. These amounts exceed the actual cost of servicing the loans. Intersegment expenses also includes costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services. Decrease was due to a decrease in servicing fees due to the amortization of the FFELP student loan portfolio serviced by LSS.
Total operating expenses	10,477	12,142	35,005	39,965
(Loss) income before income taxes	(16,346)	40,562	41,710	58,041
Income tax benefit (expense)	3,923	(9,735)	(10,010)	(13,930)	Represents income tax expense at an effective tax rate of 24%.
Net (loss) income	$(12,423)	30,827	31,700	44,111
Additional information:
GAAP net (loss) income	$(12,423)	30,827	31,700	44,111	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP financial information.
Derivative market value adjustments, net	9,518	(1,192)	2,875	35,323
Tax effect	(2,284)	286	(690)	(8,478)
Non-GAAP net (loss) income, excluding derivative market value adjustments	$(5,189)	29,921	33,885	70,956

Net loan interest income, including settlements on derivatives
The following table summarizes the components of "loan interest," "loan interest expense" and "derivative settlements, net."

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023	Additional information
Variable interest income, gross	$200,528	254,569	643,714	763,933	Decrease was due to a decrease in the average balance of loans partially offset by an increase in the gross yield earned on loans.
Consolidation rebate fees	(19,687)	(26,143)	(63,870)	(81,753)	Decrease was due to a decrease in the average consolidation loan balance.
Premium and deferred origination costs amortization, net of discount accretion	(495)	1,940	3,500	5,437	Net premium amortization in the three months ended September 30, 2024 was due to consumer loans purchased at a premium during the third quarter of 2024. Net discount accretion for the other periods presented was due to the Company's purchases of loans at a net discount over the last several years.
Variable interest income, net	180,346	230,366	583,344	687,617
Interest on bonds and notes payable	(156,050)	(194,098)	(504,509)	(594,764)	Decrease was due to a decrease in the average balance of debt outstanding, partially offset by an increase in cost of funds. In addition, the Company recognized a $5.6 million and $25.9 million non-cash expense during the third quarter of 2024 and second quarter of 2023, respectively, as the result of writing off the remaining unamortized debt discount related to the redemption of certain asset-backed debt securities prior to their maturity.
Derivative settlements, net (a)	159	386	773	1,180	Represents net derivative settlements received related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives	24,455	36,654	79,608	94,033
Fixed rate floor income, gross	225	450	563	2,016	Decrease was due to higher interest rates.
Derivative settlements, net (a)	1,200	235	3,583	22,760	Represents net derivative settlements received related to the Company's floor income interest rate swaps.
Fixed rate floor income, net of settlements on derivatives	1,425	685	4,146	24,776
Net loan interest income, including derivative settlements (core loan interest income) (a)	$25,880	37,339	83,754	118,809
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

Nelnet Bank Operating Segment
Loan Portfolio
As of September 30, 2024, Nelnet Bank had a $559.9 million loan portfolio, consisting of $352.7 million of private education loans and $207.2 million of consumer and other loans. For a summary of the Company’s loan portfolio as of September 30, 2024 and December 31, 2023, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans in the Nelnet Bank operating segment:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Beginning balance	$542,351	444,488	432,872	419,795
Loan acquisitions and originations:
Private education loans	10,843	19,756	28,948	41,341
Consumer and other loans	36,409	22,966	176,257	55,766
Total loan acquisitions and originations	47,252	42,722	205,205	97,107
Repayments	(29,731)	(18,382)	(78,205)	(47,957)
Loans sold to AGM	—	(15)	—	(132)
Ending balance	$559,872	468,813	559,872	468,813

Subsequent to the end of the third quarter, on October 4, 2024, Nelnet Bank purchased a residual trust that included $133 million of private education loans, $7 million in cash and other assets, and $54 million of debt that finances the assets. Nelnet Bank used deposits to fund the approximately $74 million acquisition price. The trust will be consolidated as part of the bank's financial statements.
Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance and loan status, delinquency amounts, and other key credit quality indicators for each of Nelnet Bank's loan portfolios as of September 30, 2024 and December 31, 2023; and the activity in Nelnet Bank's allowance for loan losses and net charge-offs as a percentage of average loans for the three and nine months ended September 30, 2024 and 2023, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Deposits
As of September 30, 2024, Nelnet Bank had $1.15 billion of deposits. All of Nelnet Bank’s deposits are interest-bearing and primarily consist of brokered certificates of deposit (CDs), retail and other savings deposits and CDs, and intercompany deposits. Retail and other savings deposits and CDs include deposits from Educational 529 College Savings and Health Savings plans, Short Term Federal Investment Trust (STFIT), commercial and consumer savings, and commercial, institutional, and consumer CDs. Union Bank, a related party, is the program manager for the Educational 529 College Savings plans and trustee for the STFIT.
As of September 30, 2024, Nelnet Bank’s deposits included $77.7 million from Nelnet, Inc. (parent company) and its subsidiaries (intercompany), and thus have been eliminated for consolidated financial reporting purposes. The intercompany deposits include a pledged deposit of $40.0 million from Nelnet, Inc. as required under the Capital and Liquidity Maintenance Agreement with the FDIC, deposits required for intercompany transactions, operating deposits, and NBS custodial deposits consisting of tuition payments collected which are subsequently remitted to the appropriate school.

Average Balance Sheet
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities.

	Three months ended September 30, (a)				Nine months ended September 30, (a)
	2024		2023		2024		2023
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average assets
Federally insured student loans	$—	—%	$60,505	6.58%	$—	—%	$62,531	6.29%
Private education loans	351,468	4.37	353,749	3.85	359,242	4.33	354,513	3.74
Consumer and other loans	198,337	11.58	36,031	12.91	149,414	12.07	23,064	12.92
Cash and investments	650,951	7.65	585,877	6.48	618,130	7.20	556,754	6.25
Total interest-earning assets	1,200,756	7.34%	1,036,162	5.81%	1,126,786	6.93%	996,862	5.51%
Non-interest-earning assets	16,379		10,511		15,667		8,695
Total assets	$1,217,135		$1,046,673		$1,142,453		$1,005,557
Average liabilities and equity
Brokered deposits	$247,726	1.95%	$204,050	1.38%	$229,698	1.74%	$204,535	1.38%
Intercompany deposits	168,639	4.71	184,829	4.92	158,628	4.80	173,929	4.78
Retail and other deposits	644,051	5.01	521,357	4.76	603,292	4.98	493,952	4.39
Total interest-bearing liabilities	1,060,416	4.25%	910,236	4.04%	991,618	4.20%	872,416	3.76%
Non-interest-bearing liabilities	8,507		5,363		7,786		5,277
Equity	148,212		131,074		143,049		127,864
Total liabilities and equity	$1,217,135		$1,046,673		$1,142,453		$1,005,557
(a) Calculated using average daily balances.

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023	Additional information
Interest income:
Loan interest	$9,639	5,608	25,157	15,079	Represents interest earned on loans. Increase was due to an increase in the balance of loans and interest rates.
Investment interest	12,522	9,563	33,301	26,013	Represents interest earned on cash and investments. Increase was due to an increase of these balances and interest rates.
Total interest income	22,161	15,171	58,458	41,092
Interest expense	11,606	9,456	31,872	24,841	Represents interest expense on deposits. Increase was due to an increase of deposits and interest rates.
Net interest income	10,555	5,715	26,586	16,251
Provision for loan losses	6,143	1,927	18,352	5,837
Increase in provision for loan losses was due to the mix of loans and an increase in the notional amount of loans acquired and originated in 2024 compared with 2023. See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.

Net interest income after provision for loan losses	4,412	3,788	8,234	10,414
Other income, net	841	565	1,991	1,395	Represents primarily net gains and income from investments.
Derivative settlements, net	281	196	690	279
Nelnet Bank's use of derivatives is to hedge its exposure related to variable rate intercompany deposits to minimize volatility from future changes in interest rates. Nelnet Bank has designated its derivative instruments as cash flow hedges; however, because the hedged items are intercompany deposits, the derivative instruments are not eligible for hedge accounting in the consolidated financial statements. Accordingly, all changes in fair value of such derivatives are recorded through earnings and presented as "derivative market value adjustments, net" in the statements of operations. "Derivative settlements" represent the cash paid or received during the respective period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. For additional information on Nelnet Bank's derivative portfolio, see note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Derivative market value adjustments, net	(3,647)	1,948	(793)	3,057
Total other income, net	(2,525)	2,709	1,888	4,731
Salaries and benefits	2,973	2,520	8,491	6,881	Represents salaries and benefits of Nelnet Bank associates and third-party contract labor. Increase was due to the overall growth of Nelnet Bank activities.
Depreciation	343	259	944	315
Other expenses	2,570	1,290	5,765	3,696	Represents various expenses such as consulting and professional fees, Nelnet Bank director fees, occupancy, certain technology-related costs, insurance, and marketing. Increase was due to the overall growth of Nelnet Bank activities.
Intersegment expenses	759	129	2,252	302
Represents fees paid to LSS for servicing certain of Nelnet Bank's loans. Intersegment expenses also include costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services. The majority of shared service costs incurred by the Company to support Nelnet Bank were not allocated to Nelnet Bank through the bank’s de novo period which ended at the end of 2023. The shared service and support costs incurred by the Company related to Nelnet Bank and not allocated to Nelnet Bank were $1.6 million and $5.1 million for the three and nine months ended September 30, 2023, respectively.

Total operating expenses	6,645	4,198	17,452	11,194
(Loss) income before income taxes	(4,758)	2,299	(7,330)	3,951
Income tax benefit (expense)	1,143	(552)	1,800	(913)
Represents income tax expense at an effective tax rate of 24.0% for the three months ended September 30, 2024 and 2023, respectively, and 24.6% and 23.1% for the nine months ended September 30, 2024 and 2023, respectively.

Net (loss) income	$(3,615)	1,747	(5,530)	3,038
Additional information:
Net (loss) income	$(3,615)	1,747	(5,530)	3,038	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional details about non-GAAP financial information.
Derivative market value adjustments, net	3,647	(1,948)	793	(3,057)
Tax effect	(875)	468	(190)	734
Net (loss) income, excluding derivative market value adjustments	$(843)	267	(4,927)	715

NFS Other Operating Segments
The following table summarizes the operating results of other operating segments included in NFS that are not reportable. Income taxes are allocated based on 24% of income (loss) before taxes for each activity.
Summary and Comparison of Operating Results

	WRCM (a)	Nelnet Insurance Services (b)	Real estate investments (c)	Investment securities (d)	Total
	Three months ended September 30, 2024
Investment interest	$4	1,354	95	10,962	12,415
Interest expense	—	(463)	—	(1,782)	(2,245)
Net interest income	4	891	95	9,180	10,170
Other income, net	1,399	18,046	2,116	809	22,370
Salaries and benefits	(54)	(138)	(206)	—	(398)
Other expenses	(69)	(17,803)	(31)	(1)	(17,904)
Intersegment expenses, net	(4)	(52)	(109)	(35)	(200)
Income (loss) before income taxes	1,276	944	1,865	9,953	14,038
Income tax (expense) benefit	(276)	(227)	(450)	(2,388)	(3,341)
Net loss (income) attributable to noncontrolling interests	(128)	—	11	—	(117)
Net income (loss)	$872	717	1,426	7,565	10,580
	Three months ended September 30, 2023
Investment interest	$3	411	141	12,466	13,021
Interest expense	—	—	—	(5,661)	(5,661)
Net interest income	3	411	141	6,805	7,360
Other income, net	1,639	7,277	75	870	9,861
Salaries and benefits	(54)	(89)	(145)	—	(288)
Other expenses	(83)	(7,441)	4	(2)	(7,522)
Intersegment expenses, net	(3)	(82)	(106)	—	(191)
Income (loss) before income taxes	1,502	76	(31)	7,673	9,220
Income tax (expense) benefit	(325)	(18)	7	(1,841)	(2,177)
Net loss (income) attributable to noncontrolling interests	(150)	—	1	—	(149)
Net income (loss)	$1,027	58	(23)	5,832	6,894

	Nine months ended September 30, 2024
Investment interest	$11	3,693	380	39,826	43,910
Interest expense	—	(1,052)	—	(6,216)	(7,268)
Net interest income	11	2,641	380	33,610	36,642
Other income, net	4,408	47,023	(1,510)	1,092	51,013
Salaries and benefits	(161)	(375)	(593)	—	(1,129)
Other expenses	(214)	(41,166)	(152)	(4)	(41,536)
Intersegment expenses, net	(11)	(198)	(348)	(108)	(665)
Income (loss) before income taxes	4,033	7,925	(2,223)	34,590	44,325
Income tax (expense) benefit	(871)	(1,902)	525	(8,302)	(10,550)
Net loss (income) attributable to noncontrolling interests	(403)	—	37	—	(366)
Net income (loss)	$2,759	6,023	(1,661)	26,288	33,409
	Nine months ended September 30, 2023
Investment interest	$8	1,101	423	52,949	54,481
Interest expense	—	—	—	(24,860)	(24,860)
Net interest income	8	1,101	423	28,089	29,621
Other income, net	4,880	12,589	502	(2,884)	15,087
Salaries and benefits	(162)	(274)	(281)	—	(717)
Other expenses	(246)	(11,929)	(43)	(5)	(12,223)
Intersegment expenses, net	(9)	(144)	(294)	—	(447)
Income (loss) before income taxes	4,471	1,343	307	25,200	31,321
Income tax (expense) benefit	(966)	(323)	(81)	(6,047)	(7,417)
Net loss (income) attributable to noncontrolling interests	(447)	—	29	—	(418)
Net income (loss)	$3,058	1,020	255	19,153	23,486

(a)    The Company provides investment advisory services through Whitetail Rock Capital Management, LLC (WRCM), the Company's SEC-registered investment advisor subsidiary, under various arrangements. WRCM earned management and performance fees of $1.4 million and $1.6 million for the three months ended September 30, 2024 and 2023, respectively, and $4.4 million and $4.9 million for the nine months ended September 30, 2024 and 2023, respectively. Fees earned by WRCM are included in "other income, net" in the table above.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Reinsurance assumed	$33,585	12,965	88,978	21,994
Reinsurance ceded	(16,966)	(6,678)	(44,728)	(11,356)
Net premiums	$16,619	6,287	44,250	10,638
Reinsurance assumed	$33,195	12,349	77,712	19,876
Reinsurance ceded	(16,433)	(6,335)	(38,646)	(10,179)
Net loss reserve, commissions, and broker fees	$16,762	6,014	39,066	9,697
(c)    Represents the operating results of the Company’s real estate investments and the administrative costs to manage this portfolio. The Company recognized net gains from its real estate investments of $2.1 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, and net losses of $1.5 million for the nine months ended September 30, 2024 compared with a gain of $0.5 million for the same period in 2023, which are included in "other income, net" in the table above. The net results recognized relates primarily to the Company's proportionate share of certain real estate investments accounted for under the equity method. The net gain for the third quarter of 2024 also includes a $2.8 million gain from the sale of a real estate investment.
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
Summary and Comparison of Operating Results

		Nelnet Renewable Energy (b)
	Shared services (a)	Tax equity investments / syndication / administration	GRNE Solar	ALLO investment (c)	Venture capital investments (d)	Other	Total
	Three months ended September 30, 2024
Investment interest	$—	1	1	—	—	3,103	3,105
Interest expense	—	—	(103)	—	—	(601)	(704)
Net interest income (expense)	—	1	(102)	—	—	2,502	2,401
Solar construction revenue	—	—	19,321	—	—	—	19,321
Other income, net	714	(7,640)	43	4,503	2,478	3,408	3,506
Impairment expense	—	—	—	—	(100)	—	(100)
Cost to provide solar construction services	—	—	(26,815)	—	—	—	(26,815)
Salaries and benefits	(19,411)	(621)	(1,375)	—	(187)	(2,258)	(23,852)
Depreciation and amortization	(5,463)	—	(284)	—	(8)	(93)	(5,848)
Other expenses	(11,761)	(205)	(535)	2,104	(26)	(693)	(11,116)
Intersegment expenses, net	25,634	(44)	(378)	(1)	(21)	(110)	25,080
(Loss) income before income taxes	(10,287)	(8,509)	(10,125)	6,606	2,136	2,756	(17,423)
Income tax benefit (expense)	2,469	988	2,430	(1,585)	(513)	126	3,915
Net loss attributable to noncontrolling interests	—	4,392	—	—	—	—	4,392
Net (loss) income	$(7,818)	(3,129)	(7,695)	5,021	1,623	2,882	(9,116)
	Three months ended September 30, 2023
Investment interest	$—	—	36	—	—	3,196	3,232
Interest expense	—	—	(108)	—	—	(324)	(432)
Net interest income (expense)	—	—	(72)	—	—	2,872	2,800
Solar construction revenue	—	—	6,301	—	—	—	6,301
Other income, net	728	(5,153)	48	(14,908)	(629)	2,964	(16,950)
Impairment expense	(4,678)	—	—	—	—	—	(4,678)
Cost to provide solar construction services	—	—	(7,783)	—	—	—	(7,783)
Salaries and benefits	(21,537)	(686)	(971)	—	(237)	(1,300)	(24,731)
Depreciation and amortization	(9,917)	—	(3,501)	—	—	(104)	(13,522)
Other expenses	(12,110)	(276)	(892)	(651)	(16)	(1,725)	(15,670)
Intersegment expenses, net	26,599	(2,621)	2,006	—	(18)	(287)	25,679
(Loss) income before income taxes	(20,915)	(8,736)	(4,864)	(15,559)	(900)	2,420	(48,554)
Income tax benefit (expense)	5,020	1,134	954	3,734	216	2,073	13,131
Net loss attributable to noncontrolling interests	—	4,011	891	—	—	—	4,902
Net (loss) income	$(15,895)	(3,591)	(3,019)	(11,825)	(684)	4,493	(30,521)

		Nelnet Renewable Energy (b)
	Shared services (a)	Tax equity investments / syndication / administration	GRNE Solar	ALLO investment (c)	Venture capital investments (d)	Other	Total
	Nine months ended September 30, 2024
Investment interest	$—	2	32	—	—	9,532	9,566
Interest expense	—	—	(811)	—	—	(1,303)	(2,114)
Net interest income (expense)	—	2	(779)	—	—	8,229	7,452
Solar construction revenue	—	—	42,741	—	—	—	42,741
Other income, net	2,170	(6,398)	136	459	5,780	9,583	11,730
Impairment expense	—	—	(1,865)	—	(137)	—	(2,002)
Cost to provide solar construction services	—	—	(49,115)	—	—	—	(49,115)
Salaries and benefits	(58,654)	(1,905)	(6,006)	—	(663)	(4,931)	(72,159)
Depreciation and amortization	(20,191)	—	(823)	—	(21)	(277)	(21,312)
Other expenses	(32,093)	(573)	(1,763)	1,498	(52)	(4,376)	(37,359)
Intersegment expenses, net	79,379	99	(1,439)	(4)	(59)	(247)	77,729
(Loss) income before income taxes	(29,389)	(8,775)	(18,913)	1,953	4,848	7,981	(42,295)
Income tax benefit (expense)	7,053	424	4,142	(469)	(1,164)	(1,560)	8,426
Net loss attributable to noncontrolling interests	—	7,009	1,654	—	—	—	8,663
Net (loss) income	$(22,336)	(1,342)	(13,117)	1,484	3,684	6,421	(25,206)
	Nine months ended September 30, 2023
Investment interest	$—	—	136	—	—	8,690	8,826
Interest expense	—	—	(805)	—	—	(988)	(1,793)
Net interest income (expense)	—	—	(669)	—	—	7,702	7,033
Solar construction revenue	—	—	19,687	—	—	—	19,687
Other income, net	2,130	(18,183)	112	(42,483)	(2,280)	8,087	(52,617)
Impairment expense	(4,678)	—	—	—	—	—	(4,678)
Cost to provide solar construction services	—	—	(25,204)	—	—	—	(25,204)
Salaries and benefits	(67,923)	(2,356)	(3,638)	(30)	(643)	(4,096)	(78,686)
Depreciation and amortization	(27,965)	—	(5,696)	—	—	(315)	(33,976)
Other expenses	(31,958)	(1,116)	(1,679)	(2,014)	(201)	(4,359)	(41,327)
Intersegment expenses, net	82,408	(2,582)	918	(1)	(39)	(947)	79,757
(Loss) income before income taxes	(47,986)	(24,237)	(16,169)	(44,528)	(3,163)	6,072	(130,011)
Income tax benefit (expense)	11,517	1,985	3,150	10,687	759	90	28,188
Net loss attributable to noncontrolling interests	—	15,967	3,043	—	—	—	19,010
Net (loss) income	$(36,469)	(6,285)	(9,976)	(33,841)	(2,404)	6,162	(82,813)
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
(b)    Nelnet Renewable Energy includes solar tax equity investments made by the Company, administrative and management services provided by the Company on tax equity investments made by third parties, and solar construction and development. As of September 30, 2024, the Company has invested a total of $543.7 million (which includes $241.4 million syndicated to third-party investors) in solar tax equity investments that remain outstanding. Due to the management and control of each of these investment partnerships, such partnerships that invest in tax equity investments are consolidated on the Company’s consolidated financial statements, with the co-investor’s portion being presented as noncontrolling interests.
Included in tax equity investments in the table above is the Company's share of income or loss from solar investments accounted for under the Hypothetical Liquidation at Book Value (HLBV) method of accounting. For the majority of the Company's solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. Nelnet Renewable Energy recognized net losses on its tax equity investments of $11.2 million and $6.5 million for the three months ended September 30, 2024 and 2023, respectively, and $11.1 million and $19.5 million for the nine months ended September 30, 2024 and 2023, respectively. These income statement amounts, which include amounts attributable to third-party noncontrolling interest investors, are included in “other income, net” in the table above. The amount of net losses attributable to third-party noncontrolling interest investors for the three months ended September 30, 2024 and 2023 was $3.9 million and $3.3 million, respectively, and $5.6 million and $14.7 million for the nine months ended September 30, 2024 and 2023, respectively. Amounts applicable to noncontrolling interest investors are reflected in “net loss attributable to noncontrolling interests” in the table above.
Nelnet Renewable Energy syndicates tax equity investments to third parties and earns management and performance fees. Management fee income recognized by Nelnet Renewable Energy was $0.9 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively, and $2.5 million and $1.3 million for the nine months ended September 30, 2024 and 2023, respectively, which is included in "other income, net" in the table above. During the third quarter of 2024, Nelnet Renewable Energy also recognized solar consulting revenue of $4.2 million.
In addition to solar tax equity investments, the Company has a solar construction company (GRNE Solar) that provides full-service engineering, procurement, and construction (EPC) services to residential homes and commercial entities. Since the acquisition of 80% of GRNE Solar's ownership interests in 2022, it has incurred low and, in some cases, negative margins on certain projects. During the third quarter of 2024, the Company recorded an expense of $8.8 million related to estimated losses on legacy construction projects. The Company has a handful of remaining legacy construction contracts to complete, down from over 30 at the beginning of 2024. Due to the complexity and long-term nature of existing construction contracts, the Company may continue to incur low and/or negative margins to complete these projects.
In April 2024, the Company announced a change in its solar EPC operations to focus exclusively on the commercial solar market and will discontinue its residential solar operations. As a result, residential revenue will continue to decline from recent historical amounts as existing customer contracts are completed. Residential solar construction revenue was $0.6 million and $2.1 million for the three months ended September 30, 2024 and 2023, respectively, and $3.3 million and $7.3 million for the nine months ended September 30, 2024 and 2023, respectively. In addition, during the second quarter of 2024, the Company recognized non-cash impairment charges of $1.9 million on certain solar facilities and inventory related to the residential solar operations, which is reflected in "impairment expense" in the table above, and $1.6 million in severance costs and commissions paid for cancelled projects, which is included in "salaries and benefits" in the table above. For additional information, see note 9 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
On June 30, 2024, the Company acquired the remaining 20% of GRNE Solar for $0.3 million.
(c)    Represents primarily the Company's share of loss on its voting membership interests and income on its preferred membership interest in ALLO.
The Company accounts for its approximately 45% voting membership interests in ALLO under the HLBV method of accounting. Under the HLBV method of accounting on its ALLO voting membership interests investment, the Company recognized no losses in the third quarter of 2024 compared with losses of $17.3 million for the same period in 2023 and losses of $10.7 million for the nine months ended September 30, 2024 compared with $49.7 million for the same period in 2023. These amounts are reflected in “other income, net” in the table above. Absent additional equity contributions with respect to ALLO's voting membership interests, the Company will not recognize additional losses for its voting membership interests in ALLO.
As of September 30, 2024, the outstanding preferred membership interests and accrued and unpaid preferred return of ALLO held by the Company was $184.0 million and $11.4 million, respectively. The Company historically earned a preferred annual return of 6.25% that increased to 10.00% on April 1, 2024 for $155.0 million of preferred membership interests of ALLO held by the Company. During the second and third quarter of 2024, the Company purchased an additional $29.0 million of preferred membership interests of ALLO, which earn a preferred annual return of 20.0%. The Company recognized income on its ALLO preferred membership interests of $4.8 million and $2.3 million for the three months ended September 30, 2024 and 2023, respectively, and $11.4 million and $6.8 million for the nine months ended September 30, 2024 and 2023, respectively. These amounts are reflected in “other income, net” in the table above.
As part of the ALLO recapitalization transaction completed in 2020, the Company and SDC (a third-party global digital infrastructure investor and member of ALLO) entered into an agreement, in which the Company has a contingent payment obligation to pay SDC a contingent payment amount of up to $35.0 million in the event the Company disposes of its voting membership interests of ALLO that it holds and realizes from such disposition certain targeted return levels. The Company adjusts the balance of this contingent liability each reporting period. For the three and nine months ended September 30, 2024, the Company reduced the obligation resulting in an expense reduction of $2.1 million and $1.5 million, respectively, and for the three and nine months ended September 30, 2023, recognized expense of $0.7 million and $2.0 million, respectively, which is included in “other expenses” in the table above.
(d)    Represents the operating results of the Company’s venture capital investments, including Hudl, which the Company accounts for using the measurement alternative method, and the administrative costs to manage this portfolio.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s Loan Servicing and Systems, and Education Technology Services and Payments operating segments are non-capital intensive and both produce positive operating cash flows. As such, a minimal amount of debt and equity capital is allocated to these segments and any liquidity or capital needs are satisfied using cash flow from operations.
Nelnet Bank was funded by the Company with an initial capital contribution of $100.0 million in November 2020 and the Company has contributed an additional $65.0 million to Nelnet Bank since its inception, including $30.0 million year to date through November 7, 2024. Based on Nelnet Bank's business plan for growth and current financial condition, the Company believes it will make additional capital contributions to the bank in future periods. Cash and investments held at Nelnet Bank are generally not available for Company activities outside of Nelnet Bank. See “Liquidity Impact Related to Nelnet Bank” included below for additional information.
Therefore, the Liquidity and Capital Resources discussion is concentrated on the Company’s liquidity and capital needs to meet existing debt obligations in the Asset Generation and Management operating segment and the Company's other initiatives to pursue additional strategic investments.
Sources of Liquidity
As of September 30, 2024, the Company's sources of liquidity included:

Cash and cash equivalents	$219,684
Less: Cash and cash equivalents held at Nelnet Bank (a)	(81,714)
Net cash and cash equivalents	137,970

Available-for-sale (AFS) debt securities (investments) - at fair value	975,795
Less: AFS debt securities held at Nelnet Bank - at fair value (a)	(448,525)
AFS private education loan debt securities - held as risk retention - at fair value (b)	(227,289)
Restricted investments	(49,755)
Unencumbered AFS debt securities (investments) - at fair value	250,226

Unencumbered private, consumer, and other loans (Non-Nelnet Bank) - at par	249,154

Unencumbered repurchased Nelnet issued asset-backed debt securities - at par (not included on consolidated financial statements) (c)	309,469

Unused capacity on unsecured line of credit (d)	495,000

Sources of liquidity as of September 30, 2024	$1,441,819
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
(d)    The Company has a $495.0 million unsecured line of credit that matures on September 22, 2026. As of September 30, 2024, there was no amount outstanding on the unsecured line of credit and $495.0 million was available for future use.
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

Cash Flows
The Company has historically generated positive cash flow from operations. During the nine months ended September 30, 2024 and 2023, the Company generated $482.4 million and $352.6 million, respectively, in cash from operating activities. The increase in 2024 compared with 2023 was due to:
•An increase in net income;
•Payments of $4.4 million to the Company's clearinghouse for margin payments on derivatives during the nine months ended September 30, 2024 compared with payments of $210.2 million for the same period in 2023;
•Adjustments to net income for the impact of provision for beneficial interests and provision for loan losses; and
•The impact of changes to accrued interest receivable and other assets during the nine months ended September 30, 2024 compared with the same period in 2023.
These factors were partially offset by:
•Adjustments to net income for the non-cash change in loss on investments, derivative market value adjustments, loan discount and deferred lender fees accretion, and depreciation and amortization;
•No proceeds from the termination of derivative instruments during the nine months ended September 30, 2024 compared with $164.1 million for the same period in 2023; and
•The impact of changes to other liabilities, accrued interest payable, and accounts receivable during the nine months ended September 30, 2024 compared with the same period in 2023.
The primary items included in the statement of cash flows for investing activities are the purchase, origination, repayment, and sale of loans, the purchase and sale of available-for-sale securities, and the purchase of other investments (primarily solar investments). The primary items included in financing activities are proceeds from the issuance of and payments on bonds and notes payable, the change in deposits at Nelnet Bank used to fund loans and investment activity, and repurchases of common stock. Cash provided by investing activities and used in financing activities for the nine months ended September 30, 2024 was $2.1 billion and $2.7 billion, respectively. Cash provided by investing activities and used in financing activities for the nine months ended September 30, 2023 was $1.3 billion and $2.2 billion, respectively. Investing and financing activities are further addressed in the discussion that follows.
Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral
The following table shows AGM's debt obligations outstanding that are secured by loan assets and related collateral.

	As of September 30, 2024
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$7,893,607	8/26/30 - 9/25/69
FFELP and consumer loan warehouse facilities	979,369	11/14/25 - 8/1/26
	$8,872,976
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
As of September 30, 2024, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, AGM currently expects future undiscounted cash flows from its portfolio to be approximately $1.18 billion as detailed below. The actual timing of cash flows released from the securitizations could be impacted based on when and if the Company terminates a securitization by exercising clean-up calls on the underlying securities when the assets in such securitization reach a certain threshold.
The forecasted cash flow presented below includes loans funded in asset-backed securitizations as of September 30, 2024, the majority of which are federally insured student loans. As of September 30, 2024, AGM had $8.4 billion of loans included in asset-backed securitizations, which represented 87.6% of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive related to loans funded in its warehouse facilities, unencumbered private education, consumer, and other loans funded with operating cash, its ownership of beneficial interest in loan securitizations (such beneficial interest investments are classified as "investments and notes receivable" on the Company's consolidated balance sheets), loans acquired subsequent to September 30, 2024, and loans owned by Nelnet Bank.
Asset-backed Securitization Cash Flow Forecast
$1.18 billion
(dollars in millions)

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$-
$160
$190
$130
$90
$65
$80
$30
$125
$35
$65
$165
$45
2024 (Q4)
2025
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035 and after

The forecasted future undiscounted cash flows of approximately $1.18 billion include approximately $0.74 billion (as of September 30, 2024) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are included in the consolidated balance sheets in the balances of "loans and accrued interest receivable, net" and "restricted cash." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $0.44 billion, or approximately $0.33 billion after income taxes based on the estimated effective tax rate, represents estimated future net interest income (earnings) from the portfolio and is expected to be accretive to the Company's balance of consolidated shareholders' equity from the September 30, 2024 balance.
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

Increase in prepayment rate	Reduction in forecasted cash flow from table above	Forecasted cash flow using increased prepayment rate
2x	$0.09 billion	$1.09 billion
4x	$0.26 billion	$0.92 billion
10x	$0.43 billion	$0.75 billion
If the entire AGM student loan portfolio prepaid, the Company would receive the full amount of overcollateralization included in the asset-backed securitizations of approximately $0.74 billion (as of September 30, 2024); however, the Company would not receive the $0.44 billion ($0.33 billion after tax) of estimated future earnings from the portfolio.
Interest rates: The Company funds a portion of its student loans with floating rate securities that are indexed to 90-day SOFR. Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to the 30-day average SOFR in effect for each day in a calendar quarter. The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk. The Company’s cash flow forecast assumes, for the life of the portfolio, a relationship between the various SOFR indices that is implied by the current forward SOFR curves. If the forecast is computed assuming a spread of an additional 12 basis points between Term SOFR and 30-day average SOFR for the life of the portfolio, the cash flow forecast would be reduced by approximately $10 million to $15 million.
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
Warehouse Facilities
Warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements. For a summary of the Company's warehouse facilities outstanding as of September 30, 2024, see note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report. The Company has been reducing its warehouse capacity based on its estimated future loan purchases and to save on unused facility costs.
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
There were no asset-backed securitization transactions completed during the nine months ended September 30, 2024.
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
During 2021, the Company sponsored four asset-backed securitization transactions to permanently finance a total of $8.7 billion of private education loans sold by Wells Fargo (which represented the total remaining loans originally purchased from Wells Fargo, factoring in borrower payments from the date of purchase). As sponsor, the Company is required to provide a certain level of risk retention, and has purchased bonds issued in such securitizations to satisfy this requirement. The bonds purchased to satisfy the risk retention requirement are reflected on the Company's consolidated balance sheets as "investments and notes receivable" and as of September 30, 2024, the fair value of these bonds was $227.3 million. The Company must retain these investment securities until the latest of (i) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance and (ii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time the Company can sell its investment securities (bonds) to a third party.
The Company entered into a repurchase agreement with a third party in which a portion of the risk retention investments serve as collateral on the repurchase obligations. As of September 30, 2024, $108.2 million was outstanding on the Company's repurchase agreement and the maturity dates on this facility vary from November 27, 2024 through December 20, 2024. The Company is subject to cash margin deficit payment requirements in the event the fair value of the securities subject to the repurchase agreement becomes less than the original purchase price of such securities.
Upon termination or maturity of the repurchase agreement, there can be no assurance that the Company will be able to maintain this or a similar agreement, or find alternative funding if necessary. If necessary, the Company would expect to use operating cash, consider the sale of unencumbered investments, or borrow on its unsecured line of credit to satisfy any remaining obligations.
Union Bank Participation Agreements
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of September 30, 2024, $326.2 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can participate loans to Union Bank to the extent of availability under the grantor trusts, up to $900.0 million or an amount in excess of $900.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
The Company also has an agreement with Union Bank under which Union Bank has agreed to purchase from the Company participation interests in FFELP loan asset-backed securities (bond investments). The agreement automatically renews annually and is terminable by either party upon five business days' notice. The Company can participate FFELP loan asset-backed securities to Union Bank to the extent of availability under the grantor trusts, up to $400.0 million or an amount in excess of $400.0 million if mutually agreed to by both parties. The Company maintains legal ownership of the FFELP loan asset-backed securities and, in its discretion, approves and accomplishes any sale, assignment, transfer, encumbrance, or other disposition of the securities. As such, the FFELP loan asset-backed securities subject to this agreement are included on the Company's consolidated balance sheets as "investments and notes receivable" and the participation interests outstanding have been accounted for by the Company as a secured borrowing. As of September 30, 2024, $0.1 million (par value) of FFELP loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement.

Liquidity Impact Related to Beneficial Interest in Loan Securitizations
The Company has partial ownership in consumer, private education, and federally insured student loan third-party securitizations that are classified as "beneficial interest in loan securitizations" and included in "investments and notes receivable" on the Company's consolidated balance sheets. These residual interests were acquired by the Company or have been received by the Company as consideration from selling portfolios of loans to unrelated third parties who securitized such loans. As of the latest remittance reports filed by the various trusts prior to or as of September 30, 2024, the Company's ownership correlates to approximately $1.99 billion of loans included in these securitizations. Investment interest income earned by the Company from the beneficial interest in loan securitizations is included in "investment income" on the Company's consolidated statements of income and is not a component of the Company's loan interest income.
As of September 30, 2024, the investment balance on the Company's consolidated balance sheet of its beneficial interest in loan securitizations was $218.7 million. For a summary of this investment balance, see note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
The Company's partial ownership percentage in each loan securitization grants the Company the right to receive the corresponding percentage of cash flows generated by the securitization. As of September 30, 2024, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its partial ownership in these securitizations to be approximately $328.2 million. The vast majority of these cash flows are expected to be received over the next 5 years.
The difference between the total estimated future undiscounted cash flows from these residual interests ($328.2 million) and the investment carrying value ($218.7 million) of $109.5 million, or $83.2 million after income taxes based on the estimated effective tax rate, represents estimated future investment interest income (earnings) from these investments and is expected to be accretive to the Company's balance of consolidated shareholders' equity from the September 30, 2024 balance.
The undiscounted future cash flows from the consumer and private education loan securitizations are highly subject to credit risk (defaults). If defaults are higher than management's current estimate, the forecasted cash flows and estimated future investment interest income (earnings) from these securitizations would be adversely impacted. For example, the Company established an allowance of $5.9 million and $29.0 million during the second and third quarter of 2024, respectively, related to certain of the Company's beneficial interest securitization investments. The Company's change in estimate of future cash flows from the beneficial interest in certain loan securitizations was lower than previously anticipated due to actual and estimated loan defaults within such securitizations.
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

Nelnet Bank has opted into the CBLR framework for the quarter ended September 30, 2024 with a leverage ratio of 12.4%. Nelnet Bank intends to maintain at all times regulatory capital levels that meet both the minimum level necessary to be considered “well capitalized” under the FDIC’s prompt corrective action framework and the minimum level required by the FDIC.
Since inception, the Company has made additional contributions of $65.0 million to Nelnet Bank, including $30.0 million year to date through November 7, 2024. Based on Nelnet Bank's business plan for growth and current financial condition, the Company believes it will make additional capital contributions to the bank in future periods.
Liquidity Impact Related to Nelnet Renewable Energy
The Company’s Nelnet Renewable Energy business makes solar tax equity investments in renewable energy solar partnerships. Through September 30, 2024, the Company has invested a total of $543.7 million (which includes $241.4 million syndicated to third-party investors) in tax equity investments that remain outstanding. These investments provide a federal income tax credit under the Internal Revenue Code, equaling 30% to 40% of the eligible project cost, with the tax credit available when the project is placed-in-service. The Company is allowed to reduce its tax estimates paid to the U.S. Treasury based on the credits earned. Based on the timing of when the Company funds a project and decreases its tax estimate to the U.S. Treasury due to earning of the tax credit, the amount of capital funded to solar tax equity investments at any point in time is not significant and has a minimal impact on the Company’s liquidity. As of September 30, 2024, the Company is committed to fund an additional $107.9 million on tax equity investments, of which $89.5 million is expected to be provided by syndication partners.
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
Liquidity Impact Related to ALLO
Upon the deconsolidation of ALLO on December 21, 2020, the Company recorded its 45% voting membership interests in ALLO at fair value, and accounts for such investment under the HLBV method of accounting. In addition, the Company recorded its remaining non-voting preferred membership units of ALLO at fair value, and accounts for such investment as a separate equity investment. The Company historically earned a preferred annual return of 6.25% that increased to 10.00% on April 1, 2024 for $155.0 million of preferred membership interests of ALLO. On January 1, 2025, the preferred annual return on the $155.0 million of preferred membership interests of ALLO will increase to 13.5%, commencing July 1, 2025, the return will increase to 15.0%, commencing January 1, 2026, the preferred return will increase to 17.5%, and beginning on January 1, 2027 and on each January 1 of each calendar year thereafter, the annual return will increase by an additional 2.5%. During the second and third quarter of 2024, the Company purchased an additional $29.0 million of preferred membership interests in ALLO, which earn a preferred annual return of 20.0%. Accrued and unpaid preferred returns are converted to additional preferred membership interests each December 31. As of September 30, 2024, the accrued and unpaid preferred return was $11.4 million.
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
In addition to equity contributions, ALLO has issued debt to fund its growth. As of September 30, 2024, ALLO has $1.1 billion (par value) of debt outstanding.
As part of the ALLO recapitalization transaction in December 2020, the Company and SDC entered into an agreement, in which the Company has a contingent payment obligation to pay SDC a contingent payment amount of up to $35.0 million in the event the Company disposes of its voting membership interests of ALLO that it holds and realizes from such disposition certain targeted return levels. As of September 30, 2024, the estimated fair value of the contingent payment is $8.3 million.
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
Based on the derivative portfolio outstanding as of September 30, 2024, the Company does not anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to make variation margin payments to its third-party clearinghouse and/or payments to its counterparties for its non-centrally cleared derivatives used by Nelnet Bank.
Unsecured Line of Credit
As discussed above, the Company has a $495.0 million unsecured line of credit with a maturity date of September 22, 2026. As of September 30, 2024, the unsecured line of credit had no amount outstanding and $495.0 million was available for future use. Upon the maturity date of this facility, there can be no assurance that the Company will be able to maintain this line of credit, increase or maintain the amount outstanding under the line, or find alternative funding if necessary.
Stock Repurchases
The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2025. As of September 30, 2024, 3,341,735 shares remained authorized for repurchase under the Company's stock repurchase program. Shares may be repurchased from time to time on the open market, in private transactions (including with related parties), or otherwise, depending on various factors, including share prices and other potential uses of liquidity.
Shares repurchased by the Company during the first three quarters of 2024 are shown below, and include shares repurchased under the Company's stock repurchase program and shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Certain of these repurchases were made pursuant to trading plans adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. For additional information on stock repurchases during the third quarter of 2024, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share) (a)

Quarter ended March 31, 2024	396,724	$35,469	89.41
Quarter ended June 30, 2024	487,980	46,842	95.99
Quarter ended September 30, 2024	5,259	576	109.62
Total	889,963	$82,887	93.14
(a)     The average price of shares repurchased includes excise taxes.
Dividends
On September 13, 2024, the Company paid a third quarter 2024 cash dividend on the Company's Class A and Class B common stock of $0.28 per share. In addition, the Company's Board of Directors has declared a fourth quarter 2024 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.28 per share. The fourth quarter cash dividend will be paid on December 16, 2024 to shareholders of record at the close of business on December 2, 2024.
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
On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most “critical” - that is, they are most important to the portrayal of the Company’s financial condition and results of operations and they require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has identified the allowance for loan losses as a critical accounting policy and estimate, as discussed further under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates – Allowance for Loan Losses” in the Company’s 2023 Annual Report. For additional information regarding changes in the Company’s allowance for loan losses for the three and nine months ended September 30, 2024 and 2023, see the caption “Activity in the Allowance for Loan Losses” in note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report. There have been no material changes to the Company’s critical accounting policy and estimate since December 31, 2023.
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
The following table sets forth AGM’s loan assets and debt instruments by rate characteristics:

	As of September 30, 2024		As of December 31, 2023
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$607,689	6.4%	$510,666	4.2%
Variable-rate loan assets	8,941,900	93.6	11,538,796	95.8
Total	$9,549,589	100.0%	$12,049,462	100.0%

Fixed-rate debt instruments	$422,977	4.8%	$561,557	4.8%
Variable-rate debt instruments	8,456,333	95.2	11,142,596	95.2
Total	$8,879,310	100.0%	$11,704,153	100.0%
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
No variable-rate floor income was earned by the Company in 2024 or 2023.
A summary of fixed rate floor income earned by the AGM operating segment follows.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Fixed rate floor income, gross	$225	450	$563	2,016
Derivative settlements (a)	1,200	235	3,583	22,760
Fixed rate floor income, net	$1,425	685	$4,146	24,776
(a)    Derivative settlements consist of settlements received related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
Gross fixed rate floor income decreased for the three and nine months ended September 30, 2024 compared with the same periods in 2023 due to higher interest rates in 2024 compared with 2023.
The Company had a significant portfolio of derivative instruments in which the Company paid a fixed rate and received a floating rate to economically hedge loans earning fixed rate floor income. During the first quarter of 2023, to minimize the Company's exposure to market volatility and increase liquidity, the Company terminated its derivative portfolio hedging loans earning fixed rate floor income ($2.8 billion in notional amount of derivatives). Through March 15, 2023, the Company had received cash or had a receivable from its clearinghouse related to variation margin equal to the fair value of the $2.8 billion notional amount of fixed rate floor derivatives as of March 15, 2023 of $183.2 million, which included $19.1 million related to 2023 settlements. Subsequent to terminating these derivatives, during the second and fourth quarters of 2023, the Company entered into a total of $400.0 million notional amount of derivatives to hedge loans earning fixed rate floor income and other loans and investments in which the Company receives a fixed rate.
The increase in net derivative settlements received by the Company during the three months ended September 30, 2024, compared with the same period in 2023, was due to an increase in the notional amount of derivatives outstanding. The decrease in net derivative settlements received by the Company during the nine months ended September 30, 2024, compared with the same period in 2023, was due to a decrease in the notional amount of derivatives outstanding and less favorable terms on the $400.0 million of notional derivatives entered into in 2023 compared with the $2.8 billion notional derivatives that were terminated due to an increase in interest rates from when the terminated derivatives were initially executed.
For further details of the Company’s derivatives used to hedge fixed rate loans, see note 5 of the notes to consolidated financial statements included in Part I, Item 1 of this report.
The following table shows AGM’s federally insured student loan assets that were earning fixed rate floor income as of September 30, 2024.

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
8.0 - 8.99%	8.25%	5.61%	$163,939
> 9.0%	9.06%	6.42%	93,691
			$257,630
(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of September 30, 2024, the weighted average estimated variable conversion rate was 5.90% and the short-term interest rate was 556 basis points.

AGM is also exposed to interest rate risk in the form of repricing risk and basis risk because the interest rate characteristics of AGM’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents AGM’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of September 30, 2024.

Index	Frequency of variable resets	Assets	Funding of student loan assets
30-day average SOFR (a)	Daily	$8,510,187	—
3-month H15 financial commercial paper	Daily	283,164	—
3-month Treasury bill	Daily	277,391	—
30-day average SOFR / 1-month CME Term SOFR	Monthly	—	5,230,428
90-day average SOFR / 3-month CME Term SOFR (a)	Quarterly	—	2,116,094
Asset-backed commercial paper / SOFR (b)	Varies	—	889,092
Fixed rate	—	—	360,044
Auction-rate (c)	Varies	—	70,220
Other (d)	—	881,427	1,286,291
		$9,952,169	9,952,169
(a)    The Company has certain basis swaps outstanding in which the Company receives and pays the term adjusted SOFR plus the tenor spread adjustment to LIBOR. Prior to the discontinuation of LIBOR on June 30, 2023, the Company received three-month LIBOR set discretely in advance and paid one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of September 30, 2024.

Maturity	Notional amount (i)
2026	$1,150,000
2027	250,000
$1,400,000
(i)    The weighted average rate paid by the Company on the 1:3 Basis Swaps as of September 30, 2024 was the term adjusted SOFR (plus the tenor spread adjustment relating to LIBOR) plus 10.4 basis points.
(b)    The interest rate on the Company's FFELP warehouse facilities is indexed to asset-backed commercial paper rates and daily SOFR.
(c)    As of September 30, 2024, the Company was sponsor for $70.2 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (the “Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to SOFR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
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

	Interest rates
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from decrease of 100 basis points		Change from decrease of 300 basis points
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended September 30, 2024
Effect on earnings:
Increase in pre-tax net income before impact of derivative settlements	$261	11.7%	$2,017	90.7%	$1,674	75.3%	$6,812	306.4%
Impact of derivative settlements	754	33.9	2,262	101.8	(754)	(33.9)	(2,262)	(101.8)
Increase in net income before taxes	$1,015	45.6%	$4,279	192.5%	$920	41.4%	$4,550	204.6%
Increase in basic and diluted earnings per share	$0.02		$0.09		$0.02		$0.09
	Three months ended September 30, 2023
Effect on earnings:
Increase in pre-tax net income before impact of derivative settlements	$522	1.0%	$2,093	4.0%	$2,166	4.1%	$9,199	17.4%
Impact of derivative settlements	126	0.2	378	0.7	(126)	(0.2)	(378)	(0.7)
Increase in net income before taxes	$648	1.2%	$2,471	4.7%	$2,040	3.9%	$8,821	16.7%
Increase in basic and diluted earnings per share	$0.01		$0.05		$0.04		$0.18
	Nine months ended September 30, 2024
Effect on earnings:
Increase in pre-tax net income before impact of derivative settlements	$1,834	1.2%	$7,427	4.9%	$5,094	3.4%	$22,227	14.8%
Impact of derivative settlements	2,246	1.5	6,738	4.5	(2,246)	(1.5)	(6,738)	(4.5)
Increase in net income before taxes	$4,080	2.7%	$14,165	9.4%	$2,848	1.9%	$15,489	10.3%
Increase in basic and diluted earnings per share	$0.08		$0.29		$0.06		$0.32
	Nine months ended September 30, 2023
Effect on earnings:
Increase in pre-tax net income before impact of derivative settlements	$2,006	1.8%	$9,525	8.4%	$2,556	2.2%	$16,611	14.6%
Impact of derivative settlements (a)	159	0.1	477	0.4	(159)	(0.1)	(477)	(0.4)
Increase in net income before taxes	$2,165	1.9%	$10,002	8.8%	$2,397	2.1%	$16,134	14.2%
Increase in basic and diluted earnings per share	$0.04		$0.20		$0.05		$0.33
(a)On March 15, 2023, the Company terminated its derivative portfolio hedging loans earning fixed rate floor income. The table above excludes the impact of these derivatives for the entire period.

	Asset and funding index mismatches
	Increase of 10 basis points		Increase of 30 basis points		Increase of 10 basis points		Increase of 30 basis points
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended September 30, 2024				Three months ended September 30, 2023
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(819)	(36.8)%	$(2,457)	(110.5)%	$(1,167)	(2.2)%	$(3,501)	(6.6)%
Impact of derivative settlements	352	15.8	1,056	47.5	794	1.5	2,382	4.5
Decrease in net income before taxes	$(467)	(21.0)%	$(1,401)	(63.0)%	$(373)	(0.7)%	$(1,119)	(2.1)%
Decrease in basic and diluted earnings per share	$(0.01)		$(0.03)		$(0.01)		$(0.02)
	Nine months ended September 30, 2024				Nine months ended September 30, 2023
Effect on earnings:
Decrease in pre-tax net income before impact of derivative settlements	$(2,714)	(1.8)%	$(8,140)	(5.4)%	$(3,462)	(3.0)%	$(10,387)	(9.1)%
Impact of derivative settlements	1,483	1.0	4,449	3.0	2,356	2.1	7,068	6.2
Decrease in net income before taxes	$(1,231)	(0.8)%	$(3,691)	(2.4)%	$(1,106)	(0.9)%	$(3,319)	(2.9)%
Decrease in basic and diluted earnings per share	$(0.03)		$(0.08)		$(0.02)		$(0.07)
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
The following table presents Nelnet Bank's loan assets, asset-backed security investments, and deposits (including intercompany deposits) by rate characteristics:

	As of September 30, 2024		As of December 31, 2023
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$553,025		$424,284
Fixed-rate investments	99,903		34,644
Total fixed-rate assets	652,928	53.0%	458,928	47.7%
Variable-rate loan assets	6,847		8,588
Variable-rate investments	571,102		495,004
Total variable rate assets	577,949	47.0	503,592	52.3
Total assets	$1,230,877	100.0%	$962,520	100.0%

Fixed-rate deposits	$325,127	28.3%	$280,736	33.1%
Variable-rate deposits (a)	823,339	71.7	566,828	66.9
Total deposits	$1,148,466	100.0%	$847,564	100.0%
(a)    Nelnet Bank uses derivative instruments to hedge exposure to variability in cash flows of variable rate deposits to minimize the exposure to volatility in cash flows from future changes in interest rates. The derivatives are not reflected in the above table. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for a summary of Nelnet Bank's derivatives outstanding as of September 30, 2024.

Interest Rate and Market Risk - Investments
The following table presents the rates earned on the Company’s available-for-sale debt securities (investments) and debt facilities used to fund a portion of such investments. The table below excludes securities (investments) held by Nelnet Bank.

	Average balance	Interest income/ expense	Average yields/ rates	Average balance	Interest income/ expense	Average yields/ rates
	Three months ended September 30,
	2024			2023
Investments:
Asset-backed securities available-for-sale (a) (b)	$818,421	11,502	5.58%	$887,549	11,448	5.12%

Debt funding asset-backed securities available-for-sale:
Participation agreement - variable rate (c)	$100	2	6.16%	$3,603	54	5.95%
Repurchase agreements - variable rate (d)	108,933	1,780	6.48	336,523	5,607	6.61
	$109,033	1,782	6.48	$340,126	5,661	6.60

	Nine months ended September 30,
	2024			2023
Investments:
Asset-backed securities available-for-sale (a) (b)	$836,400	39,612	6.31%	$1,018,489	44,058	5.78%

Debt funding asset-backed securities available-for-sale:
Participation agreement - variable rate (c)	$3,841	177	6.14%	$154,295	6,206	5.38%
Repurchase agreements - variable rate (d)	120,977	6,039	6.65	421,266	18,654	5.92
	$124,818	6,216	6.63	$575,561	24,860	5.77
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
(b)    The majority of the Company’s asset-backed securities earn floating rates with expected returns of approximately SOFR + 100 to 350 basis points to maturity. As of September 30, 2024, $206.9 million (par value) of the Company’s asset-backed securities earn a weighted average fixed rate of 3.32%.
(c)    Interest incurred by the Company on amounts borrowed under the participation agreement is at a variable rate of SOFR + 62.5 basis points.
(d)    Interest incurred by the Company on amounts borrowed under repurchase agreements is at a variable rate of SOFR + 100 to 140 basis points.
The Company’s portfolio of asset-backed investment securities has limited liquidity, and the Company could incur a significant loss if the investments were sold prior to maturity at an amount less than the original purchase price. As of September 30, 2024, the gross unrealized loss on the Company’s available-for-sale debt securities was $23.3 million, and the aggregate fair value of available-for-sale debt securities with unrealized losses was $367.0 million. The Company currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses. See note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2024. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the third quarter of 2024 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (c)	Maximum number of shares that may yet be purchased under the plans or programs (c)
July 1 - July 31, 2024	139	$101.84	—	3,341,735
August 1 - August 31, 2024	—	—	—	3,341,735
September 1 - September 30, 2024	5,120	109.83	—	3,341,735
Total	5,259	$109.62	—
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

ITEM 5.  OTHER INFORMATION
Rule 10b5-1 Trading Plans
The following table describes contracts, instructions, or written plans for the purchase or sale of the Company's securities adopted by the Company's directors or executive officers during the third quarter of 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans.

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan (a)	Aggregate Number of Securities to Be Purchased or Sold
William J. Munn Corporate Secretary / Chief Governance Officer / General Counsel	8/13/2024	12/11/2024	Gift transfer of 100 shares of Class A common stock
William J. Munn Corporate Secretary / Chief Governance Officer / General Counsel	8/15/2024	8/15/2025	Sale of 2,500 shares of Class A common stock
Jona M. Van Deun Director	8/16/2024	12/14/2024	Sale of 440 shares of Class A common stock
(a) A trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
As previously disclosed, on August 2, 2024, William J. Munn, Corporate Secretary, Chief Governance Officer, and General Counsel, terminated a Rule 10b5-1 Trading Plan he had adopted on May 16, 2024 with respect to the gift of 100 shares of the Company's Class A common stock. Such Rule 10b5-1 Trading Plan was set to expire on September 15, 2024. As of the date of termination of such Rule 10b5-1 Trading Plan, no shares of Class A common stock had been gifted. Such Rule 10b5-1 Trading Plan was terminated due to an administrative error in the original adoption of the plan.
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

NELNET, INC.

Date:	November 7, 2024	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

Date:	November 7, 2024	By:	/s/ JAMES D. KRUGER
		Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer