Form 10-K
period 2024-12-31
NELNET INC
filed 2025-02-27
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing sale price of the registrant’s Class A Common Stock on that date of $100.86 per share, was $1,643,141,426. The registrant’s Class B Common Stock is not listed for public trading on any exchange or market system, but shares of Class B Common Stock are convertible into shares of Class A Common Stock at any time on a share-for-share basis. For purposes of this calculation, shares of common stock beneficially owned by any director or executive officer of the registrant or by any person who beneficially owns greater than 10% of the Class A Common Stock or who is otherwise believed by the registrant to be in a control position have been excluded, since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not conclusive for other purposes.
As of January 31, 2025, there were 25,634,449 and 10,658,604 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed for its 2025 Annual Meeting of Shareholders, scheduled to be held May 15, 2025, are incorporated by reference into Part III of this Form 10-K.
Auditor Name: KPMG LLP             Auditor Location: Lincoln, Nebraska             Auditor Firm ID: 185

NELNET, INC.
FORM 10-K
TABLE OF CONTENTS
December 31, 2024

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
The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in “Risk Factors” and elsewhere in this report, and include such risks and uncertainties as:
•risks related to the ability to successfully maintain and increase allocated volumes of student loans serviced by the Company under existing and future servicing contracts with the U.S. Department of Education (the “Department”), risks related to unfavorable contract modifications or interpretations, risks related to consistently meeting service requirements to avoid the assessment of performance penalties, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of Federal Direct Loan Program, Federal Family Education Loan Program (the "FFEL Program" or FFELP), private education, and consumer loans;
•loan portfolio risks such as credit risk, prepayment risk, interest rate basis and repricing risk, risks related to the use of derivatives to manage exposure to interest rate fluctuations, uncertainties regarding the expected benefits from purchased securitized and unsecuritized FFELP, private education, consumer, and other loans, or investment interests therein, and initiatives to purchase additional FFELP, private education, consumer, and other loans;
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
•uncertainties inherent in forecasting future cash flows from student loan assets, including investment interests therein, and related asset-backed securitizations;
•risks related to the ability of Nelnet Bank to achieve its business objectives and effectively deploy loan and deposit strategies and achieve expected market penetration;
•risks related to the expected benefits to the Company from its continuing investment in ALLO Holdings, LLC (referred to collectively with its subsidiary ALLO Communications LLC as "ALLO"), and risks related to solar tax equity investments, including risks of not being able to realize tax credits which remain subject to recapture by taxing authorities;
•risks and uncertainties related to other initiatives to pursue additional strategic investments (and anticipated income therefrom) including venture capital and real estate investments, reinsurance, acquisitions, solar construction, and other activities (including risks associated with errors that occasionally occur in converting loan servicing portfolios to a new servicing platform), including activities that are intended to diversify the Company both within and outside of its historical core education-related businesses;
•risks and uncertainties associated with climate change; and
•risks and uncertainties associated with litigation matters and maintaining compliance with the extensive regulatory requirements applicable to the Company's businesses, including changes to the regulatory environment from the change in presidential administration, and uncertainties inherent in the estimates and assumptions about future events that management is required to make in the preparation of the Company’s consolidated financial statements.
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

PART I.
ITEM 1. BUSINESS
Overview
Nelnet is a diversified hybrid holding company with primary businesses being consumer lending, loan servicing, payments, and technology – with many of these businesses serving customers in the education space. The largest operating businesses engage in loan servicing and education technology services and payments. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes and manages investments to further diversify both within and outside of its historical core education-related businesses including, but not limited to, investments in a fiber communications company (ALLO), early-stage and emerging growth companies (venture capital investments), real estate, reinsurance, and renewable energy (solar). Substantially all revenue from external customers is earned, and all long-lived assets are located, in the United States.
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
Subsequent to the Reconciliation Act of 2010, the Company no longer originates FFELP loans. However, a significant portion of the Company's income continues to be derived from its existing FFELP student loan portfolio. As of December 31, 2024, the Company had an $8.4 billion FFELP loan portfolio. Interest income on the Company's existing FFELP loan portfolio will decline over time as the portfolio is paid down. To reduce its reliance on interest income from FFELP loans, the Company has expanded its services and products. This expansion has been accomplished through internal growth and innovation as well as business and certain investment acquisitions. The Company is also actively expanding its private education and consumer loan portfolios, or investment interests therein, and as part of this strategy launched Nelnet Bank in 2020. In addition, the Company has been servicing federally owned student loans for the Department since 2009.
Operating Segments
The Company has four reportable operating segments as summarized below.
Loan Servicing and Systems (LSS) - referred to as Nelnet Diversified Services (NDS)
•Focuses on student and consumer loan servicing, loan servicing-related technology solutions, and outsourcing business services
•Includes the brands Nelnet Diversified Solutions, Nelnet Loan Servicing, Nelnet Servicing, Firstmark Services, Sloan Servicing, and Nelnet Government Services
Education Technology Services and Payments (ETSP) - referred to as Nelnet Business Services (NBS)
•NBS provides education and payment technology and services for K-12 schools, higher education institutions, churches, and businesses in the United States and internationally
•Includes the divisions of FACTS, Nelnet Campus Commerce, Nelnet Payment Services, and Nelnet International
Asset Generation and Management (AGM), part of the Nelnet Financial Services (NFS) division
•Focused on comprehensive asset management including strategic asset investing, asset allocation, risk management, and performance monitoring within a diverse portfolio
•Includes the acquisition and management of student and other loan assets, including investment interests therein
Nelnet Bank, part of the Nelnet Financial Services (NFS) division
•Internet Utah-chartered industrial bank focused on the private education and unsecured consumer loan markets
The NFS division has other operating segments that are not reportable as further described below under “Nelnet Financial Services - NFS Other Operating Segments.” All other business activities and operating segments that are not reportable and not part of the NFS division are combined and included in “Corporate and Other Activities." A more detailed description of each of the Company’s operating segments and Corporate and Other Activities is provided below.

Loan Servicing and Systems
The primary service offerings of this operating segment include:
•Servicing federally owned student loans for the Department
•Servicing FFELP loans
•Servicing private education and consumer loans
•Providing backup servicing for FFELP, private education, and consumer loans
•Providing student loan servicing software and other information technology products and services
•Providing outsourced services including contact center, processing, and administrative services
As of December 31, 2024, the Company serviced $532.4 billion of loans for 15.8 million borrowers. See Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) – “Loan Servicing and Systems Operating Segment – Results of Operations – Loan Servicing Volumes” for additional information related to the Company's servicing volume.
Servicing federally owned student loans for the Department
Nelnet Servicing, LLC (Nelnet Servicing), a subsidiary of the Company, earns loan servicing revenue from a servicing contract with the Department. As of December 31, 2024, the Company was servicing $489.9 billion of student loans for 14.0 million borrowers for the Department. The Department is the Company's largest customer, representing 26% of the Company's revenue and 74% of the LSS operating segment’s revenue in 2024.
In April 2023, Nelnet Servicing received a contract award from the Department, pursuant to which it was selected to provide continued servicing capabilities for the Department’s student aid recipients under a new Unified Servicing and Data Solution (USDS) contract which replaced its legacy Department student loan servicing contract. The USDS contract has a five-year base period (through April 2028), with 2 two-year and 1 one-year possible extensions. The Department’s total loan servicing volume of existing borrowers was allocated by the Department to Nelnet Servicing and four other third-party servicers that were awarded a USDS contract. Servicing under the USDS contract went live on April 1, 2024, and the Company recognized revenue in accordance with this new contract beginning in the second quarter of 2024. The Company earned revenue for servicing borrowers under the legacy servicing contract with the Department through March 31, 2024.
Nelnet Servicing earns a monthly fee from the Department based on borrower volume it services on behalf of the Department. The USDS contract has multiple revenue components with tiered pricing based on borrower volume, while revenue earned under the legacy servicing contract was primarily based on borrower status. Assuming borrower volume remains consistent under the USDS contract, revenue earned on a per borrower blended basis will decrease under the new contract versus the legacy contract. However, consistent with the legacy contract, the Company expects to earn additional revenue from the Department for change requests and other support services.
Servicing FFELP loans
NDS services AGM’s FFELP student loan portfolio, as well as the portfolios of 93 third-party servicing customers as of December 31, 2024. The loan servicing activities include loan conversion activities, application processing, borrower updates, customer service, payment processing, due diligence procedures, funds management reconciliations, and claim processing. The Company uses proprietary systems to manage the servicing process. These systems provide for automated compliance with most of the federal student loan regulations adopted under Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”). The Company's FFELP servicing customers include national and regional banks, credit unions, and various state and nonprofit secondary markets.
The discontinuation of new FFELP loan originations in July 2010 has caused and will continue to cause FFELP servicing revenue to decline as these loan portfolios are paid down.
Servicing private education and consumer loans
NDS conducts servicing activities for private education and consumer loans. Private education loans are non-federal private credit loans made to students or their family; as such, the loans are not issued or guaranteed by the federal government. Although similar in terms of activities and functions as FFELP loan servicing, private education loan servicing activities are not required to comply with the provisions of the Higher Education Act and may be more customized to individual client requirements.

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
For example, in July 2024, Discover Financial Services (Discover) announced the sale of its approximately $10 billion private education student loan portfolio, representing approximately 400,000 borrowers, to partnerships managed by two global investment firms with Firstmark Services, a division of the Company, assuming responsibility for servicing the portfolio upon the sale. The conversion of these loans to the Company’s platform began in September 2024 with the majority of loan conversions completed in the fourth quarter of 2024. In addition, Sofi Technologies, Inc. (Sofi) selected the Company as a sub-servicer for its school and refinance loan programs. Transfer of new and existing Sofi loans began in the fourth quarter of 2024, with the anticipated completion of all existing loans to be complete by the second quarter of 2025.
As of December 31, 2024, NDS serviced private education and consumer loans on behalf of 39 third-party servicing customers.
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
NDS’s backup service provides a trigger response plan with pre-built system profiles that remain on standby, ready to be utilized if a contracted asset manager or service provider cannot perform its duties. The Company performs testing and maintenance against the loan transfer process each month with backup clients and certifies compliance. For a monthly fee, these arrangements require a 30-to-90-day notice from a triggering event to transfer the customer's servicing volume to the Company's platform and becoming a full servicing customer. NDS offers backup servicing for FFELP, private education, and consumer loans that leverages existing servicing systems and full-service experience.
As of December 31, 2024, NDS provided backup servicing arrangements to 14 entities for more than 45 million borrowers.
Providing student loan servicing software and other information technology products and services
NDS provides student loan and guaranty servicing software, data center services, and consulting and professional services to support technology platforms, including outsourcing technology expertise and capacity to supplement development needs in organizations. The servicing software systems provided to third parties have been adapted so they can be offered as hosted servicing software solutions that can be used by third parties for guaranty servicing and to service various types of student loans, including Federal Direct Loan Program and FFEL Program loans. The Company earns a monthly fee from its remote hosting customers for each loan or unique borrower on the Company's platform, with a minimum monthly charge for most contracts. As of December 31, 2024, 0.8 million borrowers were hosted on the Company's hosted servicing software solution platforms.
During 2023, the Company’s two Department remote hosted servicing borrowers, representing 6.0 million borrowers as of December 31, 2022, were transferred to other servicers. However, the Company has executed an agreement with a third-party servicer that was awarded a USDS contract with the Department to license its servicing software to such entity and the Company began earning remote hosted servicing revenue from this new customer during the second quarter of 2024. The amount of revenue earned by this new customer will depend on the number of servicing borrowers allocated by the Department to this servicer.
Providing outsourced services including contact center, processing, and administrative services
NDS provides business process outsourcing primarily specializing in contact center management. The contact center solutions and services include taking inbound calls, helping with outreach campaigns and sales, and interacting with customers through multi-channels. Processing services include application processing and verification, payment processing, credit dispute, and account management services. As of December 31, 2024, NDS provided business process outsourcing to 37 customers.
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
NDS is one of the leaders in the development of servicing software for guaranty agencies, consumer and private education loan programs, the Federal Direct Loan Program, and FFELP student loans. Many student loan lenders and servicers utilize the Company's software either directly or indirectly. We believe the investments NDS has made to scale its systems and to create a secure infrastructure to support the Department's servicing volume and requirements increase its competitive advantage as a long-term partner in the loan servicing market.
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
FACTS
NBS uses the FACTS brand in the K-12 private and faith-based education markets. FACTS provides solutions that elevate the K-12 educational experience for school administrators, teachers, and families. FACTS solutions include the following products:
•Financial Management
•Education Technology
•Education Services

The combination of the Company’s products has significantly increased the value of the Company’s offerings and allows the Company to deliver a comprehensive suite of solutions to schools. FACTS provides services for nearly 12,000 K-12 schools and serves 4.5 million students and families. FACTS generated $308 million and $298 million in revenue for the years ended December 31, 2024 and 2023, respectively.
Financial Management - FACTS is the market leader in educational financial management with services in the following categories:

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
Education Technology - The Company’s education technology solutions include the following products:

•Student Information System (SIS)	•Family App	•Parent Alert
•Application & Enrollment	•School Site	•Learning Management
•Teacher Observance & Assessment
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
The Company’s teacher observation and assessment solution helps schools and districts retain and support their teachers with evidence-based growth opportunities, using video and AI to measure ongoing improvement. The Company earns a subscription fee for this service.
Education Services - The Company’s education services include the following products:

•Instructional Services	•Coaching
•Federal Funds	•Professional Development
The Company provides customized professional development and coaching services for teachers and school leaders as well as instructional services for students experiencing academic challenges. These services provide continuous advanced learning and professional development while helping private schools identify and attain equitable participation in Title I and Title II federal education programs under the Every Student Succeeds Act (ESSA). Federal pandemic-related funds under the Emergency Assistance to Non-Public Schools (EANS) program provided funding for these learning management solutions. One EANS award period ended on September 30, 2023 and the final EANS award period ended on September 30, 2024, which will have an adverse impact to education technology services revenue in future periods.
Nelnet Campus Commerce
NBS uses the Nelnet Campus Commerce brand to offer payment technologies to higher education institutions. Nelnet Campus Commerce offers the following products:
•Tuition Management
•Integrated Commerce

Nelnet Campus Commerce provides service for nearly 1,000 colleges and universities and serves over 8 million students. Nelnet Campus Commerce generated $141 million and $129 million in revenue for the years ended December 31, 2024 and 2023, respectively.
Tuition Management – Higher education institutions contract with the Company to administer tuition payment plans that allow students to make recurring payments on either a semester or annual basis. The Company earns tuition payment plan services revenue by collecting a fee from the student or school to administer the plan. Additionally, the Company may earn payment processing revenue when students make tuition payments.
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
Nelnet Payment Services
Nelnet Payment Services supports and provides secure payment processing services, including credit card and electronic transfers, to the other divisions of NBS and Nelnet in addition to other third-party industries and software platforms across the United States. Nelnet Payment Services offers Payment Card Industry (PCI) compliant mobile, in-person, and online solutions for customers to collect, process, and view credit card and Automated Clearing House (ACH) payments. Nelnet Payment Services earns payment processing revenues through fees for credit card and ACH transactions. Nelnet Payment Services generated $59 million and $55 million in revenue for the years ended December 31, 2024 and 2023, respectively.
Nelnet International
NBS uses the Nelnet International brand to serve customers in the education, local government, and health care industries. Nelnet International products include services and technology that align with the similarly named product categories for FACTS and Nelnet Campus Commerce, including an integrated commerce payment platform, financial management and tuition payment plan services, and a school management platform.
Nelnet International provides its services and technology to approximately 675 schools in 69 countries, with the largest concentrations in Australia, New Zealand, and the Asia-Pacific region. Nelnet International generated $9 million and $8 million in revenue for the years ended December 31, 2024 and 2023, respectively.
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

Nelnet Financial Services
The Company formally established the NFS division in 2023 intended to focus on the Company’s key objective to maximize the amount and timing of cash flows generated from its FFELP portfolio and reposition itself for the post-FFELP environment by expanding its private education, consumer, and other loan portfolios while sustaining credit quality and maintaining cost-efficient funding sources to support the loan portfolios.
NFS includes the reportable operating segments of AGM and Nelnet Bank. NFS’s other operating segments that are not reportable include:
•The operating results of Whitetail Rock Capital Management, LLC (WRCM), the Company's U.S. Securities and Exchange Commission (SEC)-registered investment advisor subsidiary
•The operating results of Nelnet Insurance Services, which primarily includes multiple reinsurance treaties on property and casualty policies
•The operating results of the Company’s investment activities in real estate
•The operating results of the Company’s investment in debt securities (primarily student loan and other asset-backed securities) and interest expense incurred on debt used to finance such investments
Asset Generation and Management
AGM includes the acquisition, management, and ownership of the Company's loan assets (excluding loan assets held by Nelnet Bank). Loans consist of federally insured student (originated under the FFEL Program), private education, consumer, and other loans, including investment interests therein. As of December 31, 2024, AGM's loan portfolio was $9.0 billion.
Substantially all of AGM’s loan portfolio (93.7% as of December 31, 2024) is federally insured. The Company earns net interest income on its loan portfolio and generates a substantial portion of its earnings from the spread, referred to as “loan spread,” between the yield it receives on its loan portfolio and the associated costs to finance such portfolio. See the MD&A - "Nelnet Financial Services Division - Results of Operations - Asset Generation and Management Operating Segment - Loan Spread Analysis,” for further details related to loan spread. In addition to the loan spread earned on its portfolio, all costs and activity associated with managing the portfolio, such as servicing of the assets, debt maintenance, and administration costs, are included in this reportable operating segment.
Origination and acquisition
As new FFELP loans are not being originated, a key objective of the Company is to maximize the amount and timing of cash flows generated from its FFELP portfolio and reposition itself for the post-FFELP environment. As such, the Company is actively acquiring consumer and other non-FFELP loans or investment interests therein (see below under “Beneficial interest in loan securitizations”) and plans to expand these portfolios. During 2024, the Company purchased $599.5 million of consumer and other non-FFELP loans. AGM's competition for the purchase of loan portfolios includes banks, hedge funds, and other finance companies.
Beneficial interest in loan securitizations
AGM has partial ownership in consumer, private education, and federally insured student loan third-party securitizations that are classified as "beneficial interest in loan securitizations" and included in "other investments and notes receivable, net" on the Company's consolidated balance sheets. The Company’s partial ownership in each loan securitization grants the Company the right to receive the corresponding percentage of cash flows generated by the securitization. These residual interests were acquired by AGM or have been received in consideration of AGM selling portfolios of loans to unrelated third parties who securitized such loans. As of the latest remittance reports filed by the various trusts prior to or as of December 31, 2024, the Company's ownership correlates to approximately $1.97 billion of loans included in these securitizations.
Nelnet Bank
Nelnet Bank operates as an internet industrial bank franchise with a home office in Salt Lake City, Utah. Nelnet Bank is governed by a board of directors, a majority of the members of which are independent of the Company. As a consolidated subsidiary of the Company, the Bank’s assets, liabilities, results of operations, and cash flows are reflected in the Company’s consolidated financial statements, and the industrial bank charter allows the Company to maintain its other diversified business offerings. The growth of Nelnet Bank is primarily driven by its ability to achieve loan growth by originating and purchasing loan portfolios while sustaining credit quality and maintaining cost-efficient funding sources to support the loan originations and portfolio purchases.

Loans
Nelnet Bank serves the private education and unsecured consumer loan markets. Currently, Nelnet Bank offers refinance private education loan options to borrowers that have higher priced private education and/or federal student loan debt and in-school private education loans to students attending higher education institutions. Private education loans are made largely to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans, and borrowers’ personal resources. Unsecured consumer loans consist of home improvement loans and refinance loans for consumers to consolidate credit card and other general-purpose debt. Nelnet Bank extends consumer loans to borrowers in all 50 states plus the District of Columbia. As of December 31, 2024, Nelnet Bank’s loan portfolio was $644.6 million.
Deposits
Nelnet Bank’s deposits are interest-bearing and primarily consist of brokered certificates of deposit (CDs), retail and other savings deposits and CDs, and intercompany deposits. Retail and other savings deposits include deposits from Educational 529 College Savings plans, Health Savings plans, retirement savings plans, Short Term Federal Investment Trust (STFIT), commercial and consumer savings, and Federal Deposit Insurance Corporation (FDIC) sweep deposits. The intercompany deposits are deposits from Nelnet, Inc. (parent company) and its subsidiaries and include a pledged deposit of $40.0 million from Nelnet, Inc., as required under a Capital and Liquidity Maintenance Agreement with the FDIC, deposits required for intercompany transactions, operating deposits, and NBS custodial deposits consisting of tuition payments collected which are subsequently remitted to the appropriate school. The Bank accepts, through various partners, non-brokered large omnibus accounts structured to allow FDIC insurance to flow through to underlying individual depositors. These omnibus accounts include the Educational 529 College Savings and Health Savings plans, STFIT, and FDIC sweep deposits. A network of brokers provides brokered CDs as a stable source of funding. Retail, commercial, and institutional deposits are sourced through a direct banking platform and a deposit marketplace and provide diversified funding sources. As of December 31, 2024, Nelnet Bank had $1.25 billion of deposits, of which $68.5 million were intercompany deposits. All intercompany deposits held at Nelnet Bank are eliminated for consolidated financial reporting purposes.
NFS Other Operating Segments
Whitetail Rock Capital Management, LLC
Whitetail Rock Capital Management, a majority-owned subsidiary of the Company, is an SEC-registered investment advisor. As of December 31, 2024, WRCM had $3.1 billion in assets under management for third-party customers, consisting of student loan asset-backed securities ($2.4 billion) and Nelnet stock ($0.7 billion) - primarily shares of Class B common stock. WRCM's core assets under management are FFELP asset-backed securities. As new FFELP loans are not being originated, WRCM is beginning to transition away from FFELP asset-backed securities to additional asset-backed asset classes (consumer and collateralized loan obligations). WRCM earns annual management fees of 10 basis points to 25 basis points for asset-backed securities under management (management fees) and a share of the gains from the sale of securities or securities being called prior to the full contractual maturity for which it provides advisory services (performance fees). WRCM earns annual management fees of five basis points for Nelnet stock under management. During 2024, WRCM earned $5.6 million and $0.3 million in management and performance fees, respectively.
Nelnet Insurance Services
The Nelnet Insurance Services operating segment leverages the Company’s captive insurance companies’ capital through multiple reinsurance treaties with third parties on property and casualty policies. As of December 31, 2024, the Company had 6 treaties that reinsure risk on approximately 50 different insurance programs issued by 5 carriers. The Company has entered into arrangements to cede a portion of its exposure, typically 50%, to a third party. For the year ended December 31, 2024, the Company recognized $62.9 million in reinsurance premiums (net of $63.0 million retroceded to a third party). In addition to premium revenue, the Company earns investment income on its capital and cash premiums it receives, until such amounts are paid out for claims. If premiums exceed the total amount of expenses and eventual losses, the Company recognizes an underwriting profit that adds to the investment income earned. Conversely, if the total amount of expenses and eventual claim losses exceed premiums, the Company would recognize an underwriting loss.
Investments - real estate
As of December 31, 2024, the Company had approximately 45 real estate investments across the United States with a carrying value of $131.7 million. For the majority of its real estate investments, the Company partners with a third-party co-investor that (i) has asset-specific and/or geographic expertise of the underlying property and (ii) manages the day-to-day operations. The Company’s real estate portfolio includes commercial properties, including office space, industrial, multifamily, and mixed-use properties.

Investment portfolio - debt securities
The Company invests excess cash in debt securities, primarily student loan and other asset-backed securities. Included in NFS’s debt securities portfolio are $97.5 million (par value) of the Company’s own asset-backed securities (bonds and notes payable) that were issued to finance student loans that the Company repurchased in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company’s consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. As of December 31, 2024, the par value and fair value of the Company’s debt securities held in the NFS division, including its own asset backed securities, was $546.4 million and $505.7 million, respectively. Historically, the Company has entered into repurchase agreements (debt), the proceeds of which are collateralized by a portion of the asset-backed securities (bond investments). As of December 31, 2024, no amounts of debt were outstanding on any repurchase agreements.
Risk management
Credit risk
AGM's portfolio of federally insured student loans is subject to minimal credit risk, as these loans are guaranteed by the Department at levels ranging from 97% to 100%. Such guarantees are further discussed in Risk Factors - “If we fail to comply with the requirements to maintain the federal guarantees for the FFELP loans we service for us and for third parties, we may lose our guarantees or incur penalties.”
AGM and Nelnet Bank’s private education, consumer, and other loans are unsecured, with neither a government nor a private insurance guarantee. Accordingly, the Company bears the full risk of loss on these loans if the borrower and co-borrower, if applicable, default, which increases the Company’s exposure to credit risk.
In addition, AGM’s partial ownership in loan securitizations (beneficial interests) grants AGM the right to receive the corresponding percentage of cash flows generated by the securitization. The cash flows generated from the securitizations are highly subject to credit risk (default).
For additional information on the Company’s credit risk, see “Risk Factors - Loan Portfolio - Credit risk - loans and Credit risk - beneficial interest in loan securitizations.”
Interest rate risk
Since the Company generates a significant portion of its earnings from its loan spread, the interest rate sensitivity of the Company's balance sheet is very important to its operations. The current and future interest rate environment can and will affect the Company's interest income and net income. The Company is exposed to market risk through the management of the Company’s loan and investment portfolios. These activities are closely tied to those related to the management of the Company’s funding and debt. Interest rate risk is further outlined in the MD&A - “Nelnet Financial Services Division - Results of Operations - Asset Generation and Management Operating Segment - Loan Spread Analysis” and Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk.”
Corporate and Other Activities
Other business activities and operating segments that are not reportable and not part of the NFS division are combined and included in Corporate and Other Activities. Corporate and Other Activities include the following items:
•Shared service activities related to internal audit, human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services
•Corporate costs and overhead functions not allocated to operating segments, including executive management, investments in innovation, and other holding company organizational costs
•The operating results of solar tax equity investments made by the Company and administrative and management services provided by the Company on solar tax equity investments made by third parties
•The operating results of Nelnet Renewable Energy, the Company’s solar engineering, procurement, and construction business
•The operating results of certain of the Company’s investment activities, including its investment in ALLO and early-stage and emerging growth companies (venture capital investments)
•Interest income earned on cash balances held at the corporate level and interest expense incurred on unsecured corporate related debt transactions
•Other product and service offerings that are not considered reportable operating segments

Solar Tax Equity Investments
As of December 31, 2024, the Company has invested a total of $314.8 million and its third-party investors have invested $271.4 million in tax equity investments that remain outstanding in renewable energy solar partnerships that support the development and operations of solar projects throughout the country. These investments provide a federal income tax credit under the Internal Revenue Code, currently equaling 30% to 70% of the eligible project cost, with the tax credit available when the project is placed in service. The Company is then allowed to reduce its tax estimates paid to the U.S. Treasury based on the credits earned. In addition to the credits, the Company structures the investments to receive quarterly distributions of cash from the operating earnings of the solar project for a period of at least five years after the project is placed in service. After that period, the contractual agreements typically provide for the Company’s entire interest in the projects to be sold at the fair market value of the discounted forecasted future cash flows allocable to the Company. Given the net amount of capital funded to solar tax equity investments at any point in time is not significant and experience the Company has in underwriting these assets, the Company considers these investments a good use of its capital when looking at its capital deployment initiatives.
In addition to making these tax equity investments for the Company’s own portfolio, the Company is syndicating these investments with co-investors with similar tax attributes. The Company has developed expertise in sourcing, underwriting, closing, and managing these investments and believes it has strong relationships with solar developers throughout the country. The Company invests in at least 10% of each investment transaction, with its co-investment partners taking the remaining share. The Company earns upfront management fees and performance fees from co-investors which are typically five to six percent of the capital invested, in the aggregate. The management fee is recognized as income over the duration of the investment (typically five years). The Company invested a total of $77.0 million during 2024 on behalf of its co-investors. Due to the management and control of each of these investment partnerships, such partnerships that invest in tax equity investments are consolidated on the Company’s consolidated financial statements, with the co-investor’s portion being presented as noncontrolling interests. In addition, during 2024, third-party syndication partners invested directly in an additional $82.3 million in tax equity solar investments which are not included in the Company’s consolidated financial statements; however, these investments are managed by the Company and the Company receives management and performance fees on such activity. In 2024, the Company also began to provide consulting services to developers of solar projects and earns a contingent fee at time of monetization of the tax credit by the developer. The fee is based on the increase in economic benefits realized by the project. In 2024, the Company recognized $6.1 million for such consulting services.
Nelnet Renewable Energy (NRE)
The Company has a solar construction company (Nelnet Renewable Energy, formerly GRNE Solar) that provides full-service engineering, procurement, and construction (EPC) services to entities including utilities, governmental bodies, commercial companies, educational institutions, multi-unit landlords, and healthcare groups on a fixed fee contract basis. In April 2024, the Company announced a change in its solar EPC operations to focus exclusively on the commercial solar market and consequently discontinued its residential solar operations. Residential solar construction revenue was $3.3 million and $10.7 million for the year ended December 31, 2024 and 2023, respectively.
The Company entered the EPC business with its July 2022 acquisition of GRNE Solar. Since the acquisition, NRE has incurred low and, in some cases, negative margins on certain legacy projects. During 2023 and 2024, NRE recognized a net loss before taxes of $54.7 million and $36.0 million, respectively. These losses in 2023 and 2024 include impairment charges on goodwill, intangible assets, and other assets of $20.6 million and $1.9 million, respectively. The Company has a handful of remaining legacy construction contracts to complete, down from over 30 at the beginning of 2024. As new projects are completed and the legacy contracts are substantially complete, the Company believes operating results will improve from prior historical periods.
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
ALLO derives its revenue primarily from the sale of telecommunication services, including internet, telephone, and television services to business, governmental, and residential customers in Nebraska, Colorado, and Arizona and specializes in high-speed internet and broadband services available through its all-fiber network. As of December 31, 2024, ALLO is actively serving customers in 28 communities where fiber network construction is complete and is currently serving customers and building their network in 19 additional communities. The total households in these communities is approximately 490,000. As of December 31, 2024, ALLO served approximately 135,000 residential customers and had approximately 61,000 business lines, increases from approximately 109,000 and approximately 49,000 as of December 31, 2023, respectively. For the year ended December 31, 2024, ALLO recognized approximately $190 million in revenue. ALLO uses debt to fund a portion of its operations and capital needs. As of December 31, 2024, ALLO had approximately $1.14 billion of debt outstanding, an increase from approximately $715 million as of December 31, 2023. ALLO plans to continue to increase market share and revenue in its existing markets and plans to expand to additional communities. Nelnet continues to work with ALLO and SDC, a third-party global digital infrastructure investor that holds a significant investment in ALLO, to explore various funding and capital options to support ALLO’s growth.
The Company accounts for its approximately 45% voting membership interests in ALLO under the Hypothetical Liquidation at Book Value (HLBV) method of accounting. As of December 31, 2024, the carrying amount of the Company’s voting membership interests was zero. The Company believes the fair value of its voting membership interests in ALLO is significantly greater than its carrying value. The Company also holds non-voting preferred membership interests in ALLO that earns a preferred annual return, which it accounts for as a separate equity investment. As of December 31, 2024, the carrying amount of the Company’s preferred membership interests of ALLO held by the Company was $225.6 million.
Venture capital investments
The Company has invested in early-stage and emerging growth companies and various funds. As of December 31, 2024, the Company has investments in approximately 75 entities and approximately 35 funds and the total carrying value of such investments was $289.1 million. The largest investment in the Company’s venture capital portfolio is Agile Sports Technologies, Inc. (doing business as “Hudl.”) As of December 31, 2024, the carrying value of the Company’s investment in Hudl was $168.7 million. The Company accounts for its investment in Hudl using the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The Company believes the fair value of its ownership in Hudl is significantly greater than its carrying value. Hudl is a leading sports performance analysis company, and its software provides more than 300,000 teams across more than 40 sports and in 180 countries the insights to be more competitive. David S. Graff, a member of the Company’s Board of Directors, is a co-founder, the chief executive officer, and a director of Hudl.
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
Loan Servicing and Systems
NDS, which services Federal Direct Loan Program, FFELP, private education, and consumer loans, is subject to federal and state consumer protection, privacy, and related laws and regulations. Some of the more significant federal laws and regulations include:
•The Higher Education Act, which establishes financial responsibility and administrative capability requirements that govern all third-party servicers of federally insured student loans
•The Telephone Consumer Protection Act (TCPA), which governs communication methods that may be used to contact customers
•The Truth-In-Lending Act (TILA) and Regulation Z, which govern disclosures of credit terms to consumer borrowers
•The Fair Credit Reporting Act (FCRA) and Regulation V, which govern the use and provision of information to consumer reporting agencies
•The Equal Credit Opportunity Act (ECOA) and Regulation B, which prohibit discrimination on the basis of race, creed, or other prohibited factors in extending credit
•The Servicemembers Civil Relief Act (SCRA), which applies to all debts incurred prior to commencement of active military service and limits the amount of interest, including certain fees or charges that are related to the obligation or liability
•The Military Lending Act (MLA), which protects active-duty members of the military, their spouses, and their dependents from certain lending practices

•The Electronic Funds Transfer Act (EFTA) and Regulation E, which protect individual consumers engaged in electronic fund transfers (EFTs)
•The Gramm-Leach-Bliley Act (GLBA) and Regulation P, which govern a financial institution’s treatment of nonpublic personal information about consumers and require that an institution, under certain circumstances, notify consumers about its privacy policies and practices
•The Federal Bankruptcy laws Title 11 of the U.S. Code, which provides for the reduction or elimination of certain debts
•The Electronic Signatures in Global and National Commerce Act (ESIGN), which allows the use of electronic records if the consumer has affirmatively consented to such use and has not withdrawn such consent
•Laws prohibiting unfair, deceptive, or abusive acts or practices (UDAAP)
•Anti-Money Laundering (AML) laws and regulations designed to detect and prevent money laundering and terrorist financing
•Regulations administered and enforced by the Office of Foreign Assets Control (OFAC), which is a U.S. government agency that administers and enforces economic and trade sanctions
•Privacy regulations that enhance privacy rights and consumer protection in various states
•Various laws, regulations, and standards that govern government contractors
As a student loan servicer for the federal government and for financial institutions, including the Company’s FFELP student loan portfolio, the Company is subject to the Higher Education Act (HEA) and related laws, rules, regulations, and policies. The Company is subject to oversight by the Department through the Federal Student Aid Office and the Financial Institution Oversight Service (FIOS) division. The HEA regulates every aspect of the federally insured student loan program. Failure to comply with the HEA could result in fines, the loss of the insurance and related federal guarantees on affected FFELP loans, expenses required to cure servicing deficiencies, suspension or termination of the right to participate as a FFELP servicer, negative publicity, and potential legal claims. The Company has designed its servicing operations to comply with the HEA, and it regularly monitors the Company's operations to maintain compliance. While the HEA is required to be reviewed and reauthorized by Congress every five years, Congress has not reauthorized the HEA since 2008, choosing to temporarily extend the HEA each year since 2013 while Congress works on the next reauthorization. The Company monitors for potential changes to the HEA and evaluates possible impacts to its business operations.
The Company’s USDS contract with the Department that became effective in April 2023 requires the Company to comply with the Federal Acquisition Regulations, which regulates the procurement, award, administration, and performance of U.S. government contracts.
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
The Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions to remedy violations of state laws. Most states also have statutes that prohibit unfair and deceptive practices. To the extent states enact requirements that differ from federal standards or state officials and courts adopt interpretations of federal consumer laws that differ from those adopted by the CFPB under the Dodd-Frank Act, the Company's ability to offer the same products and services to consumers nationwide may be limited.
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
Data privacy and security standards, laws, and regulations that may apply to the Company, such as the National Institute of Standards and Technology (NIST) Special Publication 800-53, Payment Card Industry Data Security Standard (PCI DSS), FTC Safeguards Rule, and New York Codes, Rules, and Regulations (NYCRR) Chapter 23 part 500, among others, are becoming more rigorous. In addition, data security and breach incident response continue to be a focus for policymakers at the federal and state levels. Any actual or perceived non-compliance with such obligations by the Company or third-party service providers could result in proceedings, investigations, or claims against the Company by federal and/or state regulatory authorities, customers, or others, leading to reputational harm, higher liability and indemnity obligations, significant fines, litigation costs, or additional reporting requirements or oversight.
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
The Company's higher education institution clients are subject to the Family Educational Rights and Privacy Act (FERPA), which protects the privacy of student education records. These clients disclose certain non-directory information concerning their students to the Company, including contact information, student identification numbers, and the amount of students’ credit balances pursuant to one or more exceptions under FERPA. Additionally, as the Company is indirectly subject to FERPA, it may not permit the transfer of any personally identifiable information to another party other than in a manner in which an educational institution may properly disclose it. A breach of this prohibition could result in a five-year suspension of the Company's access to the related client’s records. Certain higher education institution clients may also qualify as financial institutions under the Gramm-Leach-Bliley Act (GLBA) and may be subject to its Safeguards Rule. This rule requires such institutions to develop, implement, and maintain a comprehensive information security program to protect the privacy and security of customer financial information. The Company’s compliance with GLBA requirements may be necessary where applicable agreements or regulations impose obligations related to safeguarding this information. The Company may also be subject to similar state laws and regulations that restrict higher education institutions from disclosing certain personally identifiable student information.
The Company provides services to K-12 institutions that involve the collection and processing of personal information about individuals under the age of 18. Legislative focus on protecting children’s data, at varying ages, has increased at both the state and federal level. This may subject the Company to compliance obligations under federal laws, such as the Children's Online Privacy Protection Act (COPPA), and various state privacy laws. These laws impose strict requirements related to the collection, use, and disclosure of personal information from children at varying ages under the age of 18. Non-compliance with COPPA and other state children’s privacy laws could result in significant fines and reputational harm.

Additionally, the Company offers services to some educational institution clients with a global presence, including in the European Union (EU). The EU’s General Data Protection Regulation (GDPR), and international laws modeled after the GDPR, impose obligations on organizations that process personal data of individuals in those countries, regardless of whether such organizations have a physical presence in those countries. The extraterritorial application of GDPR and similar laws could impose compliance costs or liability in the event of non-compliance.
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
In September 2023, the CFPB issued an industry and markets report specific to tuition payment plans in higher education. According to the CFPB, this report built on other work by the CFPB including reports on financial products and services offered by colleges or in college settings and recent supervisory examinations of institutional student lenders. Based on the CFPB’s focus, higher education institutions may be required to make changes to their product offerings and disclosures. These changes may impact the products and services provided by NBS.
Nelnet Financial Services
Nelnet Bank
Nelnet Bank is a Utah industrial bank that is regulated by the FDIC and the Utah Department of Financial Institutions (UDFI) and is subject to an extensive regulatory framework designed to ensure its safety and soundness, protect depositors, and promote compliance with applicable laws and regulations. As an originator of private education and consumer loans, and a provider of federally insured consumer deposit products, Nelnet Bank is subject to federal and state consumer protection, privacy, and related laws and regulations. In addition to having to comply with the majority of laws and regulations addressed in the Loan Servicing and Systems section, there are additional laws and regulations Nelnet Bank must follow. Nelnet, Inc. (the parent) is not a bank holding company under the Bank Holding Company Act and therefore is not subject to the federal regulations applicable to bank holding companies. Some of the more significant laws and regulations applicable to Nelnet Bank include:
•Regulation W and Federal Reserve Act Sections 23A and 23B, which is designed to prevent losses to a bank resulting from affiliate engagement and transfer of a bank’s federal deposit insurance safety net to an affiliate
•Community Reinvestment Act, which encourages depository institutions to help meet the credit needs of the communities in which they operate
•Federal Trade Commission (FTC) Act, which prevents unfair or deceptive acts or practices and ensures consumer privacy (including the Telephone Sales Rule, FTC Guides Concerning the Use of Endorsements and Testimonials in Advertising, and FTC Policy Statement Regarding Advertising Substantiation)
•Regulation O, which places limits and conditions on credit extensions that a bank can offer to its executive officers, principal shareholders, directors, and related interests
•Right to Financial Privacy Act, which establishes specific procedures that government authorities must follow when requesting a customer’s financial records from a bank or other financial institution
•BSA/AML, which requires the Bank’s compliance with the Bank Secrecy Act, Anti-Money Laundering (BSA/AML) laws and regulations, including the USA PATRIOT Act, which were enacted to require financial institutions in the United States to assist U.S. government agencies with detecting and preventing money laundering and terrorist financing
•Regulation D, which establishes requirements for depository institutions regarding reserve requirements
•Regulation DD, which requires depository institutions to provide clear and accurate disclosures about the terms, fees, and interest rates of deposit accounts to help consumers make informed decisions and compare financial products effectively
Nelnet Bank's deposits are insured by the FDIC up to the applicable legal limits under the Deposit Insurance Fund (DIF). As an FDIC-insured institution, the Bank is subject to periodic examinations, reporting requirements, and supervision under the Federal Deposit Insurance Act (FDIA) and related rules. Key areas of FDIC oversight include:
•Capital Requirements – The Bank must maintain minimum capital ratios as prescribed by the Community Bank Leverage Ratio (CBLR) framework. See the MD&A - “Liquidity and Capital Resources - Sources and Needs of Liquidity - Nelnet Bank - Regulatory Capital.”

•Risk Management and Safety and Soundness Standards – The Bank must comply with risk management guidelines covering credit risk, liquidity risk, operational risk, and compliance with Interagency Guidelines Establishing Standards for Safety and Soundness under 12 CFR Part 364.
•Deposit Insurance Assessments – The FDIC assesses premiums based on the Bank’s risk classification and total assets. Higher-risk institutions may be subject to increased assessment rates under the FDIC’s risk-based assessment system.
•Restrictions on Brokered Deposits – The Bank is subject to FDIC restrictions regarding brokered deposits if it falls below well-capitalized status under the FDIC's Prompt Corrective Action (PCA) framework.
•Stress Testing - The Bank is not currently subject to stress testing requirements under the Dodd-Frank Act. However, under regulatory guidance, the Bank still conducts capital liquidity and interest rate risk stress tests which are shared with the Asset and Liability Management Committee and the Board of Directors. These results are submitted to the Bank’s prudential regulators at their request.
As an industrial bank chartered in Utah, the Bank is subject to the supervision and regulatory authority of the UDFI, which enforces applicable state banking laws under the Utah Financial Institutions Act. Key areas of UDFI oversight include:
•Industrial Bank Chartering and Permissible Activities – Under Utah Code Title 7, Chapter 8 ("Utah Industrial Bank Act"), industrial banks may engage in lending, deposit-taking, and other financial services, but are prohibited from offering demand deposits if they do not maintain Federal Reserve membership.
•Capital and Surplus Requirements – Utah law requires industrial banks to maintain minimum capital levels as determined by the UDFI, with additional capital adequacy standards imposed based on asset size and risk exposure.
•State Examination and Reporting – The UDFI conducts regular safety and soundness examinations, typically on a biennial basis, and requires periodic financial reporting in addition to FDIC filings.
•Holding Company and Ownership Structure – Unlike traditional commercial banks, industrial banks in Utah can be owned by non-financial companies. However, controlling entities are subject to oversight and financial condition reporting requirements to ensure continued safety and soundness.
•Fiduciary and Lending Regulations – The Bank must comply with Utah’s lending limits, fiduciary requirements, and corporate governance rules, including loan-to-one-borrower limits and fair lending laws.
As a bank with assets now exceeding $1 billion, beginning in 2025, the Bank is subject to enhanced regulatory obligations under Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), including management’s attestation to the effectiveness of internal controls over financial reporting. In addition, the internal controls are tested by an independent public accountant and the independent public accountant issues a report on the effectiveness of the institution’s internal control structure over financial reporting.
Reinsurance
Our reinsurance business is structured as a state-chartered captive insurance company, authorized under Utah Code Title 31A, Chapter 37 ("Captive Insurance Companies Act") to provide reinsurance coverage and accept third-party reinsurance premiums. As a captive insurer domiciled in Utah, we are regulated by the Utah Insurance Department (UID).
Our business operations are subject to the Utah Captive Insurance Companies Act and applicable regulations promulgated by the UID, which provides regulatory oversight in the following areas:
•Licensing and Approval – The Company operates under a certificate of authority issued by the UID, which grants approval for reinsurance transactions, business plans, and risk management frameworks.
•Minimum Capital and Surplus Requirements – Utah law requires captive reinsurance companies to maintain minimum capital and surplus, which varies based on business volume, risk profile, and regulatory classification. The Company must also comply with any additional financial security requirements set by the UID.
•Annual Reporting and Audits – The Company must submit annual financial reports, including independently audited financial statements, actuarial opinions, and regulatory compliance filings to the UID.
•Examinations and Compliance Reviews – The UID conducts periodic financial and operational examinations, generally every three to five years, to ensure compliance with statutory solvency, risk management, and corporate governance standards.

Corporate
Governmental bodies in the United States and abroad have adopted, or are considering the adoption of, data privacy laws and regulations that include requirements with respect to nonpublic personal information such as data minimization, purpose limitation, transparency, accountability, integrity, and confidentiality. For example, in the United States, certain of the Company’s operating segments and their financial institution clients are within the corresponding capacities in which they operate, subject to the FTC’s, CFPB’s, and the federal banking regulators’ privacy and information safeguarding requirements under the GLBA. The GLBA requires certain financial institutions to periodically disclose their privacy policies and practices relating to sharing such information and enables customers to opt out of the disclosing institution’s ability to share information with third parties under certain circumstances. Other federal and state laws and regulations also impact the Company’s ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes, or to contact customers with marketing offers. The GLBA, under the Safeguards Rule, further requires financial institutions to implement a comprehensive information security program that includes administrative, technical, and physical safeguards designed to ensure the security and confidentiality of customer records and information. Depending on the Company operating segment and the capacities in which they operate, various other domestic federal laws with data privacy and protection requirements may also be relevant such as the FERPA and Fair Credit Reporting Act. Data privacy and data protection are also areas of increasing state legislative focus. For example, several states where the Company does business have adopted comprehensive data privacy laws. The federal government may also pass data privacy or data protection legislation. In addition, it is estimated that over 130 countries worldwide have instituted some form of privacy or data protection law. Of these laws, one of the prominent is the General Data Protection Regulation (GDPR), which applies to countries in the European Economic Area (EEA) notwithstanding the United Kingdom where the identical law was maintained but is specifically referred to as the UK GDPR. The GDPR contains extensive compliance obligations and provides for substantial penalties for non-compliance and has expansive extraterritorial scope that reaches beyond the boundaries of the EEA and the UK.
The Company’s renewable energy business is subject to and depends upon complex federal, state, and other laws and regulations, including the Inflation Reduction Act and related guidance from the U.S. Treasury and Internal Revenue Service, which regulate and, in some instances, incentivize the production of renewable energy.
Intellectual Property
The Company owns a significant number of trademarks and service marks (“Marks”) to identify its various products and services. The Company actively asserts its rights to these Marks when it believes infringement may exist. The Company believes its Marks have developed and continue to develop strong brand-name recognition in the industry and the consumer marketplace. The Company owns many copyright-protected works, including its various computer system codes and displays, websites, and marketing materials. The Company also has trade secret rights to many of its processes and strategies and its software product designs. The Company's software products are protected by both registered and common law copyrights, as well as strict confidentiality and ownership provisions placed in license agreements, which restrict the ability to copy, distribute, or improperly disclose the software products. The Company also has adopted internal procedures designed to protect the Company's intellectual property.
Human Capital Resources
The Company’s associates are critical to its success, and the executive team puts significant focus on human capital resources. In addition, the executive team regularly updates the Company’s Board of Directors and its committees on the operation and status of human capital trends and activities. Key areas of focus for the Company include:
Headcount data
Total associate headcount as of December 31, 2024, follows:

	Number	Percent of total
NDS	3,703	54.9%
NBS	2,242	33.3
NFS	130	1.9
Corporate and other	664	9.9
	6,739	100.0%
None of the Company’s associates are covered by collective bargaining agreements. The Company is not involved in any material disputes with any of its associates, and the Company believes that relations with its associates are good.

Employee recruitment, engagement, and retention
The Company works diligently to attract the best talent from a broad range of sources that are expected to meet the current and future demands of its businesses, and has established relationships with trade schools, universities, professional associations, and industry groups to proactively attract talent.
In 2023, the Company conducted an associate culture survey, the results of which were an overall engagement score of 74 out of 100, which was slightly better than the survey provider’s industry benchmark. The Company’s management team collected all the feedback and continues to focus on making associate-suggested changes so the Company becomes an even better place to work. The Company will conduct its next associate culture survey in the second quarter of 2025.
For 2024, associate voluntary turnover was 23%, a decrease from 24% in 2023 and 25% in 2022. The average associate has nearly eight years of tenure.
Talent, development, and training
The Company’s talent strategy is focused on attracting the best talent from a broad range of sources, recognizing and rewarding associates for their performance, and continually developing, engaging, and retaining associates.
The Company is committed to the continued development of its people. Strategic talent reviews and succession planning occur on a planned cadence annually across all business areas. The executive team convenes meetings with senior leadership and the board of directors to review top enterprise talent.
Nelnet’s Associate Experience team offers programs like resource groups, mentoring, and educational topics that support our core value of creating a great workplace. These initiatives foster a culturally competent organization where innovation, diversity of thought, and teamwork thrive, driving our success.
The Company provides a variety of professional, technical, and leadership training courses to help its associates grow in their current roles and build new skills and capabilities. The Company emphasizes individual development planning as part of its annual goal setting process.
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
Culture, values, and ethics
The Company believes acting ethically and responsibly is the right thing to do, and it embraces core values of open, honest communication in work environments. The Company is also committed to strengthen the communities in which the Company does business; and as part of this philosophy, encourages and supports its associates to contribute time, talent, and resources to support causes and organizations within their local area.
The Company has a Code of Ethics and Conduct that includes the Company’s core values and guiding principles by which every associate is expected to abide by and honor. As part of the Company’s ongoing efforts to ensure its associates conduct business with the highest levels of ethics and integrity, the Company has compliance training programs. The Company also maintains an Ask Ethics email through which associates can raise concerns they may have about business behavior. In addition, the Company maintains a separate anonymous portal for any associate concerns about the Company's financial reporting, internal controls, and related matters.

Available Information
The Company's internet website address is www.nelnetinc.com and the Company's investor relations website address is www.nelnetinvestors.com. Copies of the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available on the Company's investor relations website free of charge as soon as reasonably practicable after such reports are filed with or furnished to the SEC. The Company routinely posts important information for investors on its investor relations website.
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
Loan Portfolio
Our loan portfolios, and investment interests therein, are subject to credit risk, prepayment risk, and certain risks related to interest rates, and the derivatives we use to manage interest rate risks, each of which could reduce the expected cash flows and earnings on our portfolios.
Credit risk - loans
Future losses due to defaults on loans held by us present credit risk which could have a material adverse impact on our business, financial condition, or results of operations. Our estimated allowance for loan losses is based on periodic evaluations of the various factors impacting credit risk in our loan portfolios, including repayment status; delinquency status; type of private education or consumer loan program; trends in defaults in the portfolio based on internal and industry data; past experience; trends in federally insured student loan claims rejected for payment by guarantors; changes to federal student loan programs; the FICO scores of borrowers; current macroeconomic factors, including unemployment rates, gross domestic product, and consumer price index; and other relevant qualitative factors.
The vast majority (87.4%) of our student loan portfolio is federally guaranteed, limiting our loss exposure. In the event of default, we bear the full risk of loss on our private education and consumer loans, which are unsecured. We are actively expanding our acquisition of private education and consumer loan portfolios, which increases our exposure to credit risk.
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
Credit risk - beneficial interest in loan securitizations
We own partial ownership in consumer, private education, and federally insured student loan third-party securitizations that are classified as "beneficial interest in loan securitizations" and included in "other investments and notes receivable, net" on our consolidated balance sheets. As of the latest remittance reports filed by the various trusts prior to or as of December 31, 2024, our ownership correlates to approximately $1.97 billion of loans included in these securitizations. As of December 31, 2024, the investment balance on our consolidated balance sheet of its beneficial interest in loan securitizations was $213.8 million.
Our partial ownership percentage in each loan securitization grants us the right to receive the corresponding percentage of cash flows generated by the securitization. The cash flows generated from the securitizations are highly subject to credit risk (defaults). If defaults are higher than management's current estimate, future cash flows and investment interest income

(earnings) from these securitizations would be adversely impacted. In addition, the value of the current investment balance may not be recoverable, resulting in an adverse impact to our operating results. During 2024, an increase in cumulative loss expectations on certain securitizations and loan vintages caused a change in estimate of future cash flows related to certain of our beneficial interest securitization investments. As a result, we recorded a $39.5 million allowance for credit losses (and related provision expense) related to these investments.
Prepayment risk
Higher rates of prepayments of student loans, including consolidation of FFELP loans by the Department through the Federal Direct Loan Program or private refinancing programs, reduce our interest income.
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
Beginning in late 2021, we have experienced accelerated run-off of our FFELP loan portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans as a result of initiatives offered by the Department under the Biden-Harris Administration for FFELP borrowers to qualify for loan forgiveness under various programs and the continued extension of the CARES Act payment pause on Department held loans. The CARES Act suspended federal student loan payments and interest accruals on all loans owned by the Department beginning in March 2020 and was extended multiple times through August 2023.
In June 2023, the Supreme Court struck down a Department plan for broad based student debt relief which would have provided up to $20,000 of student debt cancellation to borrowers with loans held by the Department. After the invalidation of this broad-based relief plan, the Department announced plans to enter into a negotiated rulemaking process to achieve debt relief for federal student loan borrowers using provisions of the Higher Education Act (HEA). Due to the change in presidential administration, all pending rule changes have been withdrawn.
In addition, during 2023, the Department issued final regulations on the Saving on a Valuable Education (SAVE) income-driven repayment (IDR) plan. The SAVE plan makes significant changes to IDR to lower monthly payment amounts, subsidize interest, and accelerate time to forgiveness for some borrowers. FFELP borrowers can access the new income-driven repayment changes by consolidating their loans into the Federal Direct Loan Program. As of the date of this filing, the SAVE plan is not operational due to an injunction ordered by the 8th Circuit Court of Appeals. In response to the injunction, the Biden-Harris Administration placed approximately 8 million borrowers enrolled in the SAVE program into administrative forbearance. During the forbearance period, borrowers are not required to make student loan payments and no interest accrues; however, the months in forbearance do not count toward any forgiveness. In January 2025, the outgoing Biden-Harris Administration announced an extension of the SAVE plan forbearance through at least September 2025. The Trump-Vance Administration has not yet announced plans to alter or end the SAVE forbearance. It is widely expected the SAVE plan will be repealed, either as an act of Congress or through administrative action, sometime in 2025. Additionally, Congressional Republicans continue to actively consider legislative changes to the Federal Direct Loan Program. Repeal of the SAVE plan and introduction of program changes may decrease consolidation and prepayment activity. Since August 2024, we have observed a significant decrease in FFELP borrowers consolidating their loans into the Federal Direct Program.
While more unlikely now due to the change in presidential administration, if the federal government or the Department initiate additional loan forgiveness or cancellation, other repayment options or plans, or consolidation loan programs, such initiatives could further increase prepayments and reduce interest income. Even if a broad debt cancellation program only applied to student loans held by the Department, such program could result in a significant increase in consolidations of FFELP loans to Federal Direct Loan Program loans and a corresponding increase in prepayments with respect to our FFELP loan portfolio, and also a decrease in our third-party FFELP loan servicing revenues.
We cannot predict how or what programs or policies will be impacted by any actions that the Trump-Vance Administration or Congress may take, the timing of when such programs or policies may be implemented, and/or the ultimate outcome thereof. In addition, any changes to government programs or policies may be legally challenged, which may affect the extent and timing of these changes and the resulting impact they may have on our businesses, financial condition, or results of operations. New or modified Government programs or policies may lead to increased call volumes and have a negative effect on the level of service we are able to provide.

Sustained higher prepayment levels and/or a significant increase in prepayment levels could have a material adverse effect on our revenues, cash flows, profitability, and business outlook, and, as a result, could have a material adverse effect on our business, financial condition, or results of operations, including net interest income in our AGM segment, FFELP servicing revenue in our LSS segment, investment advisory services revenue earned by WRCM on FFELP loan asset-backed securities under management, and interest income earned on our FFELP loan asset-backed securities investments.
Interest rate risk - basis and repricing risk
We fund the majority of the FFELP student loan assets in our AGM segment with one-month or three-month Secured Overnight Financing Rate (SOFR) indexed floating rate securities. Meanwhile, the interest earned on our FFELP student loan assets is indexed to 30-day average SOFR, three-month commercial paper, and three-month Treasury bill rates. The differing interest rate characteristics of our loan assets versus the liabilities funding these assets result in basis risk, which impacts the excess spread earned on our loans. We also face repricing risk due to the timing of the interest rate resets on our liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on our assets, which generally occur daily. In a declining interest rate environment, this may cause our variable student loan spread to compress, while in a rising interest rate environment, it may cause the variable spread to increase.
As of December 31, 2024, our AGM segment had $7.9 billion, $0.3 billion, and $0.3 billion of FFELP loans indexed to the 30-day average SOFR, three-month commercial paper, and three-month Treasury bill rate, respectively, all of which reset daily, and $2.0 billion of debt indexed to 90-day SOFR, which resets quarterly, and $5.0 billion of debt indexed to 30-day SOFR, which resets monthly. While these indices are all short term in nature with rate movements that are highly correlated over a longer period of time, the indices' historically high level of correlation may be disrupted in the future due to capital market dislocations or other factors not within our control. In such circumstances, our business, financial condition, or results of operations could be materially adversely affected.
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
For the years ended December 31, 2024, 2023, and 2022, we earned $1.2 million, $2.2 million, and $57.4 million, respectively, of gross fixed rate floor income. The decrease in the amount of fixed rate floor income earned by us was due to an increase in interest rates. Absent the use of derivative instruments, a rise in interest rates reduces the amount of floor income received and has a negative impact on earnings due to interest margin compression caused by increased financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with their SAP formulas. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed rate loans effectively convert to variable rate loans, the impact of the rate fluctuations is reduced. Based on current interest rates, we do not anticipate earning a significant amount of fixed rate floor income in the foreseeable future.
Interest rate risk - use of derivatives
We utilize derivative instruments to manage interest rate sensitivity. See note 5 of the notes to consolidated financial statements included in this report for additional information on derivatives used by us to manage interest rate risk. Our derivative instruments are not eligible for hedge accounting. Consequently, the “mark-to-market” change in fair value of our derivative instruments is included in our operating results. Changes or shifts in the forward yield curve can significantly impact and have impacted the valuation of our derivatives, and in turn can significantly impact and have impacted our results of operations.
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
For derivatives not required to be executed through a clearinghouse (“non-centrally cleared derivatives,”) we are exposed to credit risk. All of Nelnet Bank’s derivatives are non-centrally cleared derivatives. We attempt to manage credit risk by entering into transactions with high-quality counterparties. When the fair value of a non-centrally cleared derivative is positive (an asset on our balance sheet), this generally indicates that the counterparty owes us if the derivative was settled. If the counterparty fails to perform, credit risk with such counterparty is equal to the extent of the fair value gain in the derivative less any collateral held by us. If we were unable to collect from a counterparty, we would have a loss equal to the amount at which the derivative is recorded on the consolidated balance sheet. When the fair value of the derivative is negative (a liability on our balance sheet), we would owe the counterparty if the derivative was settled. If the negative fair value of derivatives with a counterparty exceeds a specified threshold, we may have to make a collateral deposit with the counterparty. As of December 31, 2024, Nelnet Bank had a total notional amount of $165.0 million of derivatives outstanding, and the gross fair value of such derivatives in an asset position was $3.2 million and in a liability position was $0.1 million.
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
Liquidity and Funding
Our business involves risks associated with funding loan assets on our balance sheet and in our loan warehouse financing facilities, particularly market, liquidity, and credit risks, which could materially and adversely affect our financial condition, results of operations, and ability to meet our obligations.
We are exposed to market risks due to fluctuations in interest rates, credit spreads, and general market conditions. Changes in these factors may negatively impact the value of our loan portfolio and our ability to secure long-term funding on these assets. Rising interest rates, for instance, could increase the cost of funding our operations, while a widening of credit spreads could reduce the market value of our loan assets. Market volatility could also limit our ability to access the capital markets on favorable terms or at all, potentially leading to a mismatch in the duration and cost of our funding sources compared to the maturity profile of our loan assets.
The majority of our portfolio of loans are funded through asset-backed securitizations that are structured to substantially match the maturities of the funded assets, and there are minimal liquidity issues related to these facilities. We also have loans funded in shorter term warehouse facilities, as described in note 4 of the notes to consolidated financial statements included in this report. The current maturities of the warehouse facilities do not match the maturity of the related funded assets. Therefore, we will need to modify and/or find alternative funding related to the loan collateral in these facilities prior to their expiration. In addition, any noncompliance with financial covenants in these facilities could result in a requirement for the immediate repayment of any outstanding borrowings thereunder.
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
Liquidity risk also arises from our need to maintain sufficient cash flows to meet our financial obligations, including debt maturities, and operational expenses. Holding loan assets that we funded with operating cash on our balance sheet requires us to continually monitor and manage our liquidity position. Adverse market conditions, reduced availability of funding sources, or a downgrade in our credit rating could limit our access to capital and increase our funding costs. Additionally, the illiquid nature of certain loan assets may impede our ability to sell or reallocate assets promptly, potentially resulting in losses or an inability to meet liquidity needs.
While we employ various strategies to mitigate these risks, such as diversifying our funding sources, and performing rigorous credit analysis, there can be no assurance that these measures will be effective under all circumstances. Unforeseen market conditions or systemic disruptions could limit the effectiveness of our risk management strategies and amplify the risks associated with funding loan assets.
Any failure to adequately manage market, liquidity, and credit risks could result in significant financial losses, damage to our reputation, and regulatory scrutiny. These factors may adversely affect our ability to operate effectively, raise capital, and generate sustainable returns for our stakeholders.
We are subject to economic and market fluctuations related to our investments.
We invest a substantial portion of our excess cash in student loan and other asset-backed securities that are subject to market fluctuations. As of December 31, 2024, our amortized cost and the fair value of these investments were $1.3 billion. The majority of our asset-backed securities earn floating interest rates with expected returns of approximately SOFR + 100 to 350 basis points to maturity. Our portfolio of asset-backed securities has limited liquidity, and we could incur a significant loss if the investments were sold prior to maturity at an amount less than the original purchase price.
Operations
Our largest fee-based customer, the Department of Education, represented 26% of our revenue in 2024. Our inability to consistently meet service requirements and surpass competitor performance metrics, unfavorable contract modifications or interpretations, or the loss of servicing borrower volume due to broad based debt cancellation by the Department, could significantly lower servicing revenue in our LSS segment, hinder future service opportunities, and have a material adverse impact on our business, financial condition, or results of operations.
As of December 31, 2024, Nelnet Servicing was servicing $489.9 billion of government owned student loans for 14.0 million borrowers. For the year ended December 31, 2024, our LSS segment recognized $380.9 million in revenue from the Department, which represented 26% of our revenue.
Nelnet Servicing provides servicing capabilities for the Department’s student aid recipients under a new USDS contract, which went live on April 1, 2024. Assuming borrower volume remains consistent under the USDS contract, we expect revenue earned on a per borrower blended basis will decrease under this contract versus our legacy contract with the Department.
New loan volume is allocated among the Department servicers based on certain service level and portfolio performance metrics established by the Department and compared among all loan servicers. The amount of future allocations of new loan volume could be negatively impacted if we are unable to consistently surpass comparable competitor and/or other performance metrics. In addition, if any current or future Department servicing contracts become subject to unfavorable modifications or interpretations by the Department, including adverse pricing changes or assessed performance penalties, servicing revenue would be negatively impacted and could result in potential restructuring charges that may be necessary to re-align our cost structure with our servicing operations. In addition, due to lack of Federal government appropriations the Department may modify its cost under existing contracts with its servicers and accordingly reduce servicers’ required servicing activities, and such modifications could adversely impact the Company’s servicing revenue and operating results, as well as the level of service we are able to provide, that may result in additional scrutiny from federal and state government regulatory agencies and reputation damage.
Further, we are partially dependent on our USDS contract to broaden servicing operations with the Department, other federal and state agencies, and commercial clients. The size and importance of this contract provides us the scale and infrastructure needed to profitably expand into new business opportunities. Loss of existing loan volume to other Department servicers, or because of widespread or targeted student debt cancellation to borrowers with loans held by the Department (see the risk factor discussion under the caption “Loan Portfolio - Prepayment risk” above for additional information concerning risk of widespread or targeted student loan debt cancellation), would adversely impact loan servicing revenue and could significantly hinder future opportunities, as well as result in potential restructuring charges that may be necessary to re-align our cost structure with our servicing operations.
The profitability and risk profile of our solar tax equity investments may be impacted by the terms and availability of federal incentives and regulatory uncertainty, including risks of not being able to realize tax credits which remain subject to recapture by taxing authorities.
The financial performance of our solar tax equity investments are subject to and dependent upon complex federal, state, and other laws and regulations, including the Inflation Reduction Act and related guidance from the US Treasury and Internal Revenue Service, which regulate and, in some instances, incentivize the production of renewable energy. Any reductions or adverse modifications to, or the elimination or adverse interpretation of, governmental regulations or incentives that support the energy investment tax credit, including credit percent reductions or earlier sunsetting of policies as currently being reviewed by the new presidential administration, could negatively impact these investments. For example, the Trump-Vance Administration has recently frozen permitting and leasing for wind projects. While we do not invest in or construct wind projects, this executive action may demonstrate the Trump-Vance Administration’s views on renewable energy more broadly.
For the majority of our solar tax equity investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. The HLBV method is both complex and subject to differing interpretations in relation to its application, which also creates risk relative to our accounting for these investments. In 2024 and 2023, we recognized losses on our solar tax equity investments of $6.5 million and $59.6 million, respectively, that included $4.6 million and $37.9 million, respectively, of losses that were attributed to noncontrolling interest investors.
Our solar tax equity investments are designed to generate a return primarily through the realization of federal income tax credits at the time the project is placed in service. We are subject to the risk that tax credits previously recorded by us, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, will fail to meet certain government compliance requirements and will not be able to be realized. The inability to realize these tax credits and other tax benefits would have an adverse impact on our financial results. The risk of not realizing the tax credits, other tax benefits, and ongoing cash flow distributions from investment in the projects depends on many factors outside of our control, including changes in tax laws, the ability of the projects to continue operation, and project performance below expected or contracted levels of output or the pricing of output to offtakers being lower than anticipated.
The profitability and risk profile of our solar construction business may be impacted by the terms and availability of federal incentives, regulatory uncertainty, not completing projects on time and within budget, construction and operational risks, and length and complexity of entering into new contracts.
The operation and profitability of our solar construction business are subject to and depends in significant part upon complex federal, state, and other laws and regulations, including the Inflation Reduction Act, which regulate and, in some instances, incentivize the production of renewable energy. Any reductions or adverse modifications to, or the elimination or adverse interpretation of, governmental regulations or incentives that support renewable energy, or the imposition of taxes, tariffs, or other assessments on renewable energy or renewable energy equipment, could negatively impact this business.
For our solar construction business, the imposition or modification of prevailing wage laws, tariffs, domestic content requirements, and/or apprenticeship requirements applicable to solar projects, can significantly impact project viability and operational costs. Our ability to proceed with solar projects under development and to complete and finance the construction of such projects on schedule and within budget may be adversely affected by escalating costs for materials, labor, insurance, and regulatory compliance, operational risks as described below, inability to obtain requisite permits, disputes involving contractors/subcontractors, land owners, offtakers, solar developers, financing parties, and/or other entities, rising interest rates and cost of debt service, and changes in key assumptions underlying the forecasted model and budget for project development and operation. If any of our renewable energy projects are not completed, are delayed, are subject to changes in size, scope, or design, or are subject to cost overruns, we may incur material costs that we may not be able to recover, including obligations to make delay or termination payments, to incur costs without ability to recoup those costs via change order or re-pricing, loss of tax credits and benefits, loss of environmental incentives, or delayed or diminished returns, which could require us to write off all or a portion of our investment in the applicable project(s) and/or recognize costs in excess of contractual revenue to be earned from third party construction customers.
Since the acquisition of GRNE Solar in 2022, the solar construction business has incurred low, and, in some cases, negative margins on certain projects. During 2023 and 2024, NRE recognized a net loss before taxes of $54.7 million and $36.0 million, respectively. These losses in 2023 and 2024 include impairment charges on goodwill, intangible assets, and other assets of $20.6 million and $1.9 million, respectively. During 2024, the Company recorded an expense of $24.6 million related specifically to estimated losses on legacy construction projects. The Company has a handful of remaining legacy construction contracts to complete, down from over 30 at the beginning of 2024. Due to the complexity and long-term nature of our existing construction contracts, we may continue to incur low and/or negative margins to complete projects currently under contract.
Operational risks associated with our renewable energy businesses include, but are not limited to, risks associated with facility start-up operations, compliance risks (including penalties for failures to comply), supply chain risks, tariff risks, climate change risks (including severe weather events), performance below expected or contracted levels of output or production, safety risks, labor availability risks (including our ability to hire and retain talent with solar construction experience), equipment breakdown, ability of offtakers and other counterparties to renewable energy contracts to pay or perform as required, warranty claims, shifting demand and regulatory changes/uncertainty, loss of key personnel, and insufficient insurance, warranties, and/or indemnities to cover the costs of the foregoing. These factors could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Another key operational risk for the solar construction business relates to the pipeline of projects, or the number of projects signed and under contract and their associated revenue and margin. The sales cycle for commercial projects is lengthy and complicated due to the size and complexity of commercial projects, extended period for diligence, contract negotiation, and approvals, pricing and business development challenges (including competitiveness), prolonged incentives and interconnection queues/waitlists, and other factors. These variables may result in an insufficient number of contracts being signed, project delays, and/or fluctuations in revenue and personnel.
A failure or security breach of our information technology infrastructure could disrupt our businesses, cause material financial losses, result in regulatory action and legal exposure, and damage our reputation.
We operate many different businesses in diverse markets and depend on the secure, efficient, and uninterrupted operation of our computer systems, networks, software, data centers, cloud services providers, telecommunications systems, and the rest of our information technology infrastructure to process, monitor, store, and transmit large numbers of daily transactions, some of which contain personal, confidential, and other sensitive information, in compliance with contractual, legal, regulatory, and our own standards. Such systems and infrastructure could be disrupted because of a cyberattack, unanticipated spikes in transaction volume, extended power outages, telecommunications failures, process breakdowns, degradation or loss of internet or website availability, natural disasters, political or social unrest, and terrorist acts. A significant adverse incident could damage our reputation and credibility, lead to customer dissatisfaction and loss of customers or revenue, and result in regulatory action, in addition to increased costs to service our customers and protect our network. Such an event could also result in large expenditures to repair or replace the damaged properties, networks, or information systems or to protect them from similar events in the future. System redundancy may be ineffective or inadequate, and our business continuity plans may not be sufficient for all eventualities. Any significant loss of customers or revenue, or significant increase in costs of serving those customers, could adversely affect our growth, financial condition, and results of operations. Although we take protective measures we believe to be reasonable and appropriate, our systems, networks, and software may be vulnerable to the increasingly numerous and more sophisticated cyberattacks, and our cybersecurity measures may not be entirely effective.
Information technology infrastructure risks continue to increase in part because of the proliferation of new technologies, the increased use of the internet and telecommunications technologies to support and process customer transactions, the increased number and complexity of transactions being processed, and increased instances of employees working from home and/or using personal computing devices. Also, cyberattack techniques change frequently, generally increase in sophistication, often are not recognized until launched, sometimes go undetected even when successful, and originate from a wide variety of sources, including organized crime, hackers, terrorists, activists, disgruntled customers or consumers, unapproved use of artificial intelligence or machine learning, and hostile foreign governments. Attackers may also attempt to fraudulently induce employees, customers, or other users of our systems to disclose sensitive information to gain access to our data or that of our customers, such as through “phishing” schemes and other social engineering techniques. A breach, or perceived breaches, of our information security systems, or the intentional or unintentional disclosure, alteration, or destruction by an authorized user of confidential information necessary for our operations, could result in serious negative consequences for us.

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
Our development and use of artificial intelligence (“AI”) has improved operational performance but these advancements could also result in reputational or competitive harm, legal liability, and other adverse effects on our business.
We have incorporated AI into certain aspects of our business, including assistance with handling customer inquiries, quality assurance monitoring, optical character recognition for processing and handling images, and monitoring network traffic. These advancements have significantly enhanced the efficiency and effectiveness of our operational processes, enabling faster identification and response to unique irregularities while improving our overall customer experience. As we continue to refine and expand our AI-driven initiatives, we expect these technologies to further optimize our operations and drive continued improvements in our performance. Additionally, some of our vendors use AI to enhance their products and services. Our use of AI, as well as the use by our vendors, may increase over time as the technology continues to develop. Our competitors may incorporate AI into their products or operations more quickly and effectively than we do, which could impair our ability to compete effectively.
Our use of AI carries inherent risks related to data privacy and security, such as intended, unintended, or inadvertent transmission of proprietary, personal, or sensitive information, as well as challenges related to implementing and maintaining AI tools, such as developing and maintaining appropriate datasets. Ineffective or inadequate use of AI by us or our vendors could produce deficient, inaccurate, or biased analyses or customer responses and prevent us from detecting quality or network security issues. Any of the foregoing could result in regulatory action, loss of confidence from government clients and other customers, legal liability, and reputational harm and adversely impact our business, financial condition, results of operations, and prospects.
We are also subject to existing legal and regulatory frameworks that apply to AI. Federal regulators, such as the Federal Trade Commission and CFPB, have issued guidance on the ethical use of AI under existing laws, emphasizing the importance of fairness, transparency, and accountability in AI applications. Furthermore, comprehensive privacy laws, such as the California Consumer Privacy Act, include provisions that address regulating automated decision-making and profiling. In addition to existing regulations, there is increased attention to the enactment of new AI-specific laws. For instance, Colorado’s AI Act and Utah’s AI Policy Act establish governance frameworks that address ethical use, accountability, and transparency of certain AI systems. These developments reflect a growing trend among states to explicitly regulate AI technologies and their applications.
It is currently unclear what approach the Trump-Vance Administration will take with respect to AI. Future legislation on AI could prevent or limit our use of AI, require us to change our business practices, or lead to legal liability or regulatory action.
We rely on third parties for a wide array of services for our customers, and to meet our contractual obligations. The failure of a third party with which we work could adversely affect our business performance and reputation.
We rely on third parties for many critical operational services, technology, software development, data center hosting facilities, cloud computing platforms, and software. We also rely upon data from external sources to maintain our proprietary databases, including data from customers, business partners, and various government sources. Our third-party service providers may be vulnerable to damage or interruption from natural disasters, power loss, cyberattacks, telecommunications failures, geopolitical disruption, breakdowns or failures of their systems, employee negligence or misconduct, supply chain disruptions, acts of terrorism, and similar events. They may also be subject to sabotage, vandalism, and similar misconduct, as well as regulatory actions, changes to legal requirements, and litigation to stop, limit, or delay operations. Our ability to implement backup systems and other safeguards with respect to third-party systems is limited. Furthermore, an attack on, or failure of, a third-party system may not be revealed to us in a timely manner, which could compromise our ability to respond effectively.
If a third-party service provider’s services are disrupted, we may temporarily lose the ability to conduct certain business activities, which could impact our ability to serve our customers and meet our contractual, legal, or regulatory compliance obligations, and/or result in the loss or compromise of our information or the information of our customers. Our businesses would also be harmed if our customers and potential customers believe our services are unreliable. Some of our third-party service providers may engage vendors of their own as they provide services or technology solutions for our operations, which introduces the same risks that these “fourth parties” could be the sources of operational and cybersecurity failures.
Due to our use of Amazon Web Services (AWS), Microsoft Azure, and Google Cloud Computing Services for a significant amount of our technology products and services, as well as the dependence of many of our third-party service providers on these platforms, the stability and availability of these platforms is critical to our business.
If we fail to comply with the requirements to maintain the federal guarantees for the FFELP loans we service for us and for third parties, we may lose our guarantees or incur penalties.
As of December 31, 2024, we serviced $13.3 billion of FFELP loans that maintained a federal guarantee, of which $7.3 billion and $6.0 billion were owned by us and third parties, respectively. We must meet various requirements in order to maintain the federal guarantee on these federally insured loans, which is conditional based on compliance with origination, servicing, and collection policies set by the Department and guaranty agencies. If we misinterpret Department guidance, or incorrectly apply the Higher Education Act, the Department could determine that we are not in compliance. FFELP loans that are not originated, disbursed, or serviced in accordance with Department and guaranty agency regulations may be subject to partial or complete loss of the guarantee. If we experience servicing deficiencies, it could result in the loan guarantee being revoked or denied. Although in most cases, we may cure deficiencies by following a prescribed cure process which usually involves obtaining the borrower's reaffirmation of the debt, not all deficiencies can be cured. As FFELP loan holders, servicers, and guaranty agencies exit the FFEL Program and consolidation within the industry takes place, this increases the complexity of servicing and claim filing due to the amount of loan servicing and loan guaranty transfers and the opportunity for errors at the time a claim is filed.
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
We contract with the Department to administer loans held by the Department in both the FFEL and Federal Direct Loan Program, we own a portfolio of FFELP loans, and we service our FFELP loans as well as FFELP loans for third parties. These loan programs are authorized by the Higher Education Act and are subject to periodic reauthorization and changes to the programs by the Trump-Vance Administration and Congress. Any changes, including the potential for borrowers to refinance loans via Direct Consolidation Loans, or broad loan forgiveness or cancellation, could have a material impact on our cash flows from servicing, interest income, and operating margins (see the risk factor discussion under the caption “Loan Portfolio - Prepayment risk” above for additional information about these risks).
Government entities in the U.S. often reserve the right to audit contract costs and conduct inquiries and investigations of business practices. These entities also conduct reviews and investigations and make inquiries regarding systems, including systems of third parties, used in connection with the performance of the contracts. Negative findings could adversely affect our future revenues and profitability. If improper or illegal activities are found, we could become subject to various civil and criminal penalties, including those under the civil U.S. False Claims Act. Additionally, we may be subject to administrative sanctions, which may include termination or non-renewal of contracts, forfeiture of profits, suspension of payments, fines and suspensions, or debarment from doing business with other agencies of that government.
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
The banking industry is highly regulated, and the regulatory framework, together with any future legislative changes, may have a significant adverse effect on Nelnet Bank’s operations. The regulatory landscape surrounding industrial banks continues to be scrutinized and banking policy changes may be difficult to predict in advance. Nelnet Bank’s current product offerings are primarily concentrated in loan products for higher education and unsecured consumer lending. Such concentrations and the competitive environment for those products subject the bank to risks that could adversely affect its financial condition. Consumer access to alternative means of financing, the costs of education, interest rates, economic conditions, and other factors may reduce demand for, or adversely affect Nelnet Bank’s ability to retain, private education loans and the bank’s ability to originate new loans. For example, the recent increase of interest rates has negatively impacted and will continue to negatively impact the origination of refinanced private education loans.
Nelnet Bank has FDIC-required agreements with Nelnet, Inc. and Michael S. Dunlap (Nelnet, Inc.’s controlling shareholder) in connection with Nelnet, Inc.’s role as a source of financial strength for Nelnet Bank. For additional information, see the MD&A - “Liquidity and Capital Resources - Sources and Needs of Liquidity - Nelnet Bank.” However, any failure to meet minimum capital requirements and FDIC regulations can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material adverse impact on our business, financial condition, or results of operations.
In our reinsurance business, we depend on the insurance carriers’ evaluations of the risks associated with their insurance underwriting, which may subject us to reinsurance losses. If actual claims exceed our claims and claim adjustment expense reserves (“loss reserves”), our financial results could be materially and adversely affected.
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
Our results of operations and financial condition depend upon our ability to accurately assess the potential losses associated with the risks we reinsure. Reserves are estimates at a given time of claims an insurer ultimately expects to pay, generally utilizing actuarial expertise and projection techniques based upon facts and circumstances then known, predictions of future events, estimates of future trends in claim severity, and other variable factors. The process of estimating reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as: changes in claims handling procedures, including automation; adverse changes in loss cost trends, including inflationary pressures, technology, or other changes that may impact medical, auto and home repair costs (e.g., more costly technology in vehicles, labor shortages, higher costs of used vehicles and parts, and increased demand and decreased supply for raw materials, all of which results in increased severity of claims); economic conditions, including general and wage inflation; legal trends, including adverse changes in the tort environment that have continued to persist at elevated levels for a number of years (e.g., increased and more aggressive attorney involvement in insurance claims, increased litigation, expanded theories of liability, higher jury awards, lawsuit abuse, and third-party litigation finance, among others); labor shortages, which can result in companies hiring less experienced workers; and legislative changes, among others. The impact of many of these items on ultimate costs for loss reserves could be material and is difficult to estimate, particularly in light of the recent disruptions to the judicial system, supply chain, and labor market.
The inherent uncertainties of estimating loss reserves are generally greater for reinsurance companies as compared to direct primary insurers, primarily due to (i) the lapse of time from the occurrence of an event to the reporting of the claim and the ultimate resolution or settlement of the claim; (ii) the diversity of development patterns among different types of reinsurance treaties; and (iii) the necessary reliance on the ceding company for information regarding claims.
Due to the inherent uncertainty underlying loss reserve estimates, the final resolution of the estimated liability for claims and claim adjustment expenses will likely be higher or lower than the related loss reserves at the reporting date. In addition, our estimate of claims and claim adjustment expenses may change. These additional liabilities or increases in estimates, or a range of either, could vary significantly from period to period and could materially and adversely affect our results of operations and/or our financial position.
Our estimation of reserves may be less reliable than the reserve estimations of a reinsurer with a greater volume of business and an established loss history. Our actual losses paid may deviate substantially from the estimates of our loss reserves and could negatively affect our results of operations. If our loss reserves are later found to be inadequate, we would increase our loss reserves with a corresponding reduction in our net income and capital in the period in which we identify the deficiency. We refine our loss reserve estimates as part of a regular, ongoing process as historical loss experience develops, additional claims are reported and settled, and the legal, regulatory, and economic environment evolves. Business judgment is applied throughout the process, including the application of various individual experiences and expertise to multiple sets of data and analyses.
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
Our businesses, including our reinsurance business, and the activities of our vendors and customers, could be impacted by climate change. Climate change could manifest as a financial risk to us either through changes in the physical climate or from the process of transitioning to a low-carbon economy, including changes in climate policy or in the regulation of businesses with respect to risks posed by climate change. Climate-related physical risks may include altered distribution and intensity of rainfall; prolonged droughts or flooding; increased frequency and severity of wildfires, hurricanes, and tornadoes; rising sea levels; and a rising heat index. In our reinsurance business, high levels of catastrophe losses, including as a result of factors such as increased concentrations of insured exposure in catastrophe-prone areas and changing climate conditions, could materially and adversely affect our availability and cost of reinsurance, our results of operations, our financial position, and/or liquidity, which may be limited based on aggregate limits of indemnification. In addition to possible changes in climate policy and regulation, potential transition risks may include economic and other changes engendered by the development of low-carbon technological advances and/or changes in consumer and business preferences toward low-carbon goods and services. These climate-related physical risks and transition risks could have a financial impact on us, and on our vendors and customers, including declines in asset values; cost increases; reduced availability and/or increased cost of insurance; reduced demand for certain goods and services; increased loan delinquencies, bankruptcies, events of default, and force majeure events; increased interruptions to business operations and services; adverse supply chain impacts; and negative consequences to business models and the need to make changes in response to those consequences.
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

Our significant investments in ALLO and Hudl are subject to a number of risks, including macroeconomic conditions, competition, political and regulatory requirements, technology advancements, cybersecurity threats, and retention of key personnel. ALLO derives its revenue primarily from the sale of telecommunication services, which are subject to intense competition and extensive federal, state, and local regulations, as well as headwinds from the pace of construction permitting and inflationary costs. Additionally, ALLO’s success is dependent on it maintaining and expanding its infrastructure and continuing to increase market share in existing and new markets. Hudl’s sports performance analysis business is subject to risks related to global market conditions, new competition, advancements in technology, and continued demand for its products and services. The operating results of any of our investments, including ALLO and Hudl, could impact the valuation on our financial statements of our investments in them, and we may not be able to fully monetize these investments without a liquidation event.
Reliance on financial models and tools may expose us to risks of inaccurate forecasting, decision-making, and incorrect estimates and assumptions used by management in connection with the preparation of our consolidated financial statements.
We use complex financial models and analytical tools to support our business operations and to make critical accounting estimates and assumptions, including pricing, credit underwriting, investment analysis, reinsurance actuarial assumptions, allowance for loan losses, and strategic decision-making. These models and tools are inherently limited by their assumptions and may not accurately capture all potential risks, market dynamics, or correlations. Furthermore, unexpected changes in market conditions, inaccurate data inputs, reliance on investment partner or third-party data, or flawed assumptions could result in model outputs that differ significantly from actual outcomes.
The reliance on these models also exposes us to operational risks, including human error, inadequate validation, or lack of proper governance over model and tool use. Any material inaccuracies or failures in our financial models could lead to incorrect estimates or assumptions, suboptimal decision-making, financial losses, or damage to our reputation. Additionally, evolving regulatory standards and scrutiny over the use of models could increase compliance costs and operational challenges, further impacting our ability to effectively use these models.
Regulatory and Legal
Federal and state laws and regulations and changes in the regulatory environment can restrict our businesses and increase compliance costs, and noncompliance could result in penalties, litigation, reputation damage, and a loss of customers.
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
Now under unified Republican control, Congress is working to pass sweeping changes to federal policy using the budget reconciliation process. While we do not yet know the specifics of any reconciliation bill (or bills) or the timing, it is widely expected that Congress will enact such a bill before the end of 2025. Reconciliation may eliminate, reduce, or otherwise alter programs under which we generate revenue, such as solar incentives enacted under the Inflation Reduction Act and the Direct Loan Program. Congress also must enact fiscal year 2025 federal government funding, within which insufficient administrative funding for the Office of Federal Student Aid may negatively impact federal student loan servicing activities.
The Trump-Vance Administration has introduced more uncertainty into the regulatory environment. President Trump has expressed a desire to dismantle the Department of Education. While we expect that the federal government will continue to provide for the servicing of student loans, any changes implemented by the Trump-Vance Administration could have material adverse effect on our profitability. For example, the Trump-Vance Administration has been implementing cost savings measures throughout the government and may reduce reimbursement rates under student loan servicing contracts. Additionally, the Trump-Vance Administration, working with Congress, may eliminate or reduce programs under which we generate revenue, such as Title I and Title II federal education programs under the Elementary and Secondary Education Act.

Under the Biden-Harris Administration, the CFPB was closely monitoring student loan servicers and consumer complaints, however, President Trump has expressed a desire to dismantle the CFPB. Nonetheless, if the CFPB were to determine we are not in compliance with applicable laws, regulations, or guidance, it could result in material adverse consequences including restitution to consumers.
The Trump-Vance Administration has expressed an aversion to diversity, equity, and inclusion policies, including instructing government agencies to identify companies to investigate for their diversity, equity, and inclusion policies. The Trump-Vance Administration views on diversity, equity, and inclusion policies may conflict with stakeholder initiatives on such matters and we may experience conflicts between federal governmental regulations and state government or stakeholder expectations, which could impose additional costs on our business and negatively impact investor and customer sentiment.
Many states have enacted laws regulating and monitoring the activity of student loan servicers. Elimination or reduction of federal government regulation by the Trump-Vance Administration may increase state regulations and monitoring activities. For additional information, including risks to us from such state laws, see Part I, Item 1, “Regulation and Supervision - Loan Servicing and Systems.”
As a result of the discontinuation of new FFELP loan originations in 2010, the existing FFELP loan portfolio in our AGM segment will continue to decline over time.
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
As of December 31, 2024, the amount of goodwill allocated to the FFELP portfolio reporting unit, part of the AGM operating segment, was $41.9 million. As a result of the FFELP portfolio declining over time, goodwill impairment will be triggered for the AGM operating segment due to the passage of time and depletion of projected cash flows.
Exposure related to certain tax issues could decrease our net income.
Federal and state tax laws and regulations are often complex and require interpretation. From time to time, we engage in transactions for which the tax consequences are uncertain, and significant judgment is required in assessing and estimating the tax consequences of these transactions. We prepare and file tax returns based on the interpretation of tax laws and regulations and our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments. In accordance with applicable accounting guidance, we establish reserves for tax contingencies related to deductions and credits that we may be unable to sustain. Differences between these reserves and the amounts ultimately owed are recorded in the period they become known, and adjustments to our reserves could have a material effect on our financial statements. We may also be impacted by changes in tax laws, including tax rate changes, new laws, and subsequent interpretations by applicable authorities. In addition, several states are in a deficit position. Accordingly, states may look to expand their taxable base, alter their tax calculation, or increase tax rates, which could result in additional costs to us.
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
Principal Shareholder and Related Party Transactions
Our Executive Chairman beneficially owns 80.6% of the voting rights of our shareholders and effectively has control over all of our matters.
Michael S. Dunlap, our Executive Chairman, beneficially owns 80.6% of the voting rights of our shareholders. Accordingly, each member of the Board of Directors and each member of management has been elected or effectively appointed by Mr. Dunlap and can be removed by him. As a result, Mr. Dunlap has control over all of our matters and has the ability to take actions that benefit him, but may not benefit other minority shareholders, and may otherwise exercise his control in a manner with which other minority shareholders may not agree or which they may not consider to be in their best interest.
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
Union Bank is controlled by Farmers & Merchants Investment Inc. ("F&M"), which is controlled by certain grantor retained annuity trusts established by Mr. Dunlap, his spouse, and Angela L. Muhleisen, a sister of Mr. Dunlap. Mr. Dunlap serves as a Director and Co-Chairperson of F&M, and as a Director of Union Bank. Ms. Muhleisen serves as a Director and Co-Chairperson of F&M and as a Director, Chairperson, and member of the executive committee of Union Bank. Union Bank is deemed to beneficially own a significant number of our shares because it serves in a capacity of trustee or account manager for various trusts and accounts holding our shares and may share voting and/or investment power with respect to such shares. As of December 31, 2024, Union Bank was deemed to beneficially own 6.9% of the voting rights of our shareholders, and Mr. Dunlap and Ms. Muhleisen beneficially owned 80.6% and 8.9%, respectively, of the voting rights of our shareholders (with certain shares deemed under SEC rules to be beneficially owned by each Union Bank, Mr. Dunlap, and Ms. Muhleisen).
We have entered into, and intend to continue entering into, certain contractual arrangements with Union Bank, including for loan purchases, servicing, participations, banking and lending services, Educational 529 College Savings Plan administration services, lease arrangements, trustee services, and various other investment and advisory services. The net aggregate impact on our consolidated statements of income for the years ended December 31, 2024 and 2023, related to the transactions with Union Bank was income (before income taxes) of $12.3 million and $9.4 million, respectively. See note 23 of the notes to consolidated financial statements included in this report for additional information related to the transactions between us and Union Bank.
We intend to maintain our relationship with Union Bank, which our management believes provides certain benefits to us, including Union Bank's willingness to provide services, and at times liquidity and capital resources, on an expedient basis, and its proximity to our corporate headquarters in Lincoln, Nebraska.
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
Protective Operations includes the Security Operations Center, cyber threat intelligence, offensive security, and application security teams. New cybersecurity threats surface daily, and existing cybersecurity threats evolve constantly. Our 24x7x365 in-house Security Operations Center is organized to not only monitor for signs of intrusion but also to provide contextual threat intelligence to system and platform owners across the enterprise, empowering them to take an active role in defending the enterprise. The Security Operations Center conducts daily briefings, identifies emerging cyber threats affecting the financial and education sectors, and reviews new tactics, techniques, and procedures utilized by cyber criminals and nation-state cyber actors. The Security Operations Center is also our incident response team, focused on detecting, analyzing, containing, eradicating, and recovering from cyber incidents. While we have experienced cybersecurity incidents in the past, to date none have materially affected us, including our business strategy, results of operations, or financial condition. Our offensive security team conducts continuous threat-based and risk-based red team activities, and our application security team utilizes a combination of training, tools, code reviews, and awareness designed to ensure that our applications are developed with security at the forefront. We also engage with professional cybersecurity firms to conduct penetration tests on specific systems and applications annually. For more information about the cybersecurity risks we face, see the factors set forth under the caption “Risk Factors” in Part I, Item 1A of this report.
Posture Management includes the vulnerability management, log operations, and architecture and engineering teams. Our vulnerability management team conducts regular scans of our enterprise to look for potential weaknesses and configuration-related issues. Based on the results of these scans, this team routinely patches or works with system and platform owners to resolve identified vulnerabilities. Our log operations team works closely as a bridge between the system owners and our Security Operations Center by logging and monitoring activities on our systems and applications. Our architecture and engineering team manages security appliances and provides security architecture advice and consulting to our information technology and delivery teams throughout the enterprise. When it comes to posture management, our goal is not just to reactively resolve potential vulnerabilities discovered through the vulnerability management process; we also look for ways to prevent vulnerabilities through minimizing system ports, protocols, and services to only that which is necessary.
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
The Company’s Board of Directors and Board Risk and Finance Committee oversee our integrated enterprise risk management and cybersecurity programs. The Board Risk and Finance Committee receives regular reports from the Chief Risk Officer and Chief Security Officer on key company risks and emerging threats. These reports also include cybersecurity monitoring and threat response metrics, industry trends and educational materials, risk mitigation strategies, regulatory requirements, corporate policies, third-party risk metrics, cybersecurity tools and resources, incident response plans, and other areas of importance.
ITEM 2. PROPERTIES
The Company's headquarters is located in Lincoln, Nebraska. The Company owns or leases office space facilities primarily in Nebraska, Wisconsin, and Colorado.
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
PART II.
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's Class A common stock is listed and traded on the New York Stock Exchange under the symbol “NNI,” while its Class B common stock is not publicly traded. The number of holders of record of the Company's Class A common stock and Class B common stock as of January 31, 2025 was 1,769 and 71, respectively. The record holders of the Class B common stock are Michael S. Dunlap, Shelby J. Butterfield, various members of the Dunlap and Butterfield families, and various other estate planning trusts established by and/or entities controlled by them. Because many shares of the Company's Class A common stock are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders.
The Company paid quarterly cash dividends on its Class A and Class B common stock during the years ended December 31, 2024 and 2023 and in amounts totaling $1.12 per share and $1.06 per share, respectively. The Company plans to continue making comparable regular quarterly dividend payments, subject to future earnings, capital requirements, financial condition, and other factors.

Performance Graph
The following graph compares the change in the cumulative total shareholder return on the Company's Class A common stock to that of the cumulative return of the S&P 500 Index and the S&P 500 Financials Index. The graph assumes that the value of an investment in the Company's Class A common stock and each index was $100 on December 31, 2019 and that all dividends, if applicable, were reinvested. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Nelnet, Inc., the S&P 500 Index
and the S&P 500 Financials Index
$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
Nelnet, Inc.
S&P 500
S&P 500 Financials

Company/Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Nelnet, Inc.	$100.00	$124.04	$172.04	$161.65	$159.00	$194.61
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
S&P 500 Financials	100.00	98.31	132.75	118.77	133.20	173.90
The preceding information under the caption “Performance Graph” shall be deemed to be “furnished” but not “filed” with the Securities and Exchange Commission.

Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the fourth quarter of 2024 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
October 1 - October 31, 2024	211	$111.36	—	3,341,735
November 1 - November 30, 2024	—	—	—	3,341,735
December 1 - December 31, 2024	3,934	108.17	—	3,341,735
Total	4,145	$108.33	—
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
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the years ended December 31, 2024 and 2023. All dollars are in thousands, except share data, unless otherwise noted.)
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
A discussion related to the results of operations and changes in financial condition for the year ended December 31, 2024 compared with the year ended December 31, 2023 is presented below. A discussion related to the results of operations and changes in financial condition for the year ended December 31, 2023 compared with the year ended December 31, 2022 can be found in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2023 Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission on February 27, 2024.
OVERVIEW
The Company is a diversified hybrid holding company with primary businesses being consumer lending, loan servicing, payments, and technology – with many of these businesses serving customers in the education space. The largest operating businesses engage in loan servicing and education technology services and payments. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes and manages investments to further diversify both within and outside of its historical core education-related businesses including, but not limited to, investments in a fiber communications company (ALLO), early-stage and emerging growth companies (venture capital investments), real estate, reinsurance, and renewable energy (solar).
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
Reclassifications and Immaterial Error Corrections
The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the immaterial error corrections made to the previously reported consolidated financial statements for the year ended December 31, 2023. For additional information, see “Reclassification and Immaterial Error Corrections” within note 2 of the notes to consolidated financial statements included in this report.

GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments
The Company prepares its financial statements and presents its financial results in accordance with GAAP. However, it also provides additional non-GAAP financial information related to specific items management believes to be important in the evaluation of its operating results and performance. A reconciliation of the Company's GAAP net income to Non-GAAP net income excluding derivative market value adjustments, and a discussion of why the Company believes providing this additional information is useful to investors, are provided below.

	Year ended December 31,
	2024	2023
GAAP net income attributable to Nelnet, Inc.	$184,045	89,826
Realized and unrealized derivative market value adjustments (a)	(10,124)	41,773
Tax effect (b)	2,430	(10,026)
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$176,351	121,573
Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$5.02	2.40
Realized and unrealized derivative market value adjustments (a)	(0.28)	1.12
Tax effect (b)	0.07	(0.27)
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$4.81	3.25
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
The accounting for derivatives requires that changes in the fair value of derivative instruments be recognized currently in earnings, with no fair value adjustment of the hedged item, unless specific hedge accounting criteria are met. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective; however, the Company’s derivative instruments do not qualify for hedge accounting in the consolidated financial statements. As a result, the change in fair value of derivative instruments is reported in current period earnings with no consideration for the corresponding change in fair value of the hedged item. Under GAAP, the cumulative net realized and unrealized gain or loss caused by changes in fair values of derivatives in which the Company plans to hold to maturity will equal zero over the life of the contract. However, the net realized and unrealized gain or loss during any given reporting period fluctuates significantly from period to period.
The Company believes these point-in-time estimates of asset and liability values related to its derivative instruments that are subject to interest rate fluctuations are subject to volatility mostly due to timing and market factors beyond the control of management, and affect the period-to-period comparability of the results of operations. Accordingly, the Company’s management utilizes operating results excluding these items for comparability purposes when making decisions regarding the Company’s performance and in presentations with credit rating agencies, lenders, and investors. Consequently, the Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management and represents what earnings would have been had these derivatives qualified for hedge accounting. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance.
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
The NFS division was formed to focus on the Company’s key objective to maximize the amount and timing of cash flows generated from its FFELP portfolio and reposition itself for the post-FFELP environment by expanding its private education, consumer, and other loan portfolios. In addition to AGM and Nelnet Bank being part of the NFS division, NFS’s other operating segments that are not reportable include:
•The operating results of Whitetail Rock Capital Management, LLC (WRCM), the Company's U.S. Securities and Exchange Commission (SEC)-registered investment advisor subsidiary
•The operating results of Nelnet Insurance Services, which primarily includes multiple reinsurance treaties on property and casualty policies
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
•Shared service activities related to internal audit, human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services
•Corporate costs and overhead functions not allocated to operating segments, including executive management, investments in innovation, and other holding company organizational costs
•The operating results of solar tax equity investments made by the Company and administrative and management services provided by the Company on solar tax equity investments made by third parties
•The operating results of Nelnet Renewable Energy, the Company’s solar engineering, procurement, and construction business
•The operating results of certain of the Company’s investment activities, including its investment in ALLO and early-stage and emerging growth companies (venture capital investments)
•Interest income earned on cash balances held at the corporate level and interest expense incurred on unsecured corporate related debt transactions
•Other product and service offerings that are not considered reportable operating segments

The following table presents the operating results (net income (loss) before taxes) for each of the Company’s reportable and certain other operating segments reconciled to the consolidated financial statements.

	Year ended December 31,
	2024	2023
NDS	$40,497	77,714
NBS	117,896	91,101
Nelnet Financial Services division:
AGM	75,202	80,636
Nelnet Bank	(1,942)	(368)
NFS other operating segments	55,718	50,872
Corporate:
Unallocated corporate costs	(46,194)	(63,223)
Nelnet Renewable Energy - solar construction	(35,972)	(54,691)
Solar tax equity investments	(2,179)	(60,982)
ALLO investment	8,087	(57,972)
Venture capital investments	6,912	(6,008)
Other corporate activities	10,481	11,635
Eliminations/reclassifications	77	—
Net income before taxes	228,584	68,715
Income tax expense	(52,669)	(19,385)
Net loss attributable to noncontrolling interests (a)	8,130	40,496
Net income	$184,045	89,826
(a) For the periods presented, the majority of noncontrolling interests represents losses attributed to noncontrolling membership interests in the Company’s Nelnet Renewable Energy and solar tax equity investments operating segments, which were $8.5 million and $41.0 million, in 2024 and 2023, respectively.
2024 Operating and Liquidity Highlights
See below for a summary of (i) certain highlights of the Company’s 2024 operating results; (ii) a description of significant and/or unusual events and transactions in 2024 that impacted and may potentially impact the Company’s operating results; and (iii) a summary of the Company’s current liquidity, including certain items that will impact the Company’s liquidity in future periods. See “Results of Operations” for each reportable operating segment, the NFS division, and Corporate and Other Activities and “Liquidity and Capital Resources” under this Item 7 for additional detail.
Loan Servicing and Systems
In April 2023, the Company and four other third-party servicers were awarded servicing contracts to provide continued servicing for the Department under a new Unified Servicing and Data Solutions (USDS) contract which replaced the Company’s legacy servicing contract with the Department.
The USDS contract became effective in April 2023 and has a five-year base period, with 5 years of possible extensions. Servicing under the USDS contract went live on April 1, 2024 and the Company recognized revenue in accordance with this new contract beginning in the second quarter of 2024. The Company recognized less revenue from the Department in 2024 under the USDS contract due to a decrease in the number of borrowers serviced and lower revenue earned on a per borrower blended basis under the new contract versus the legacy contract. The new USDS servicing contract has multiple revenue components with tiered pricing based on borrower volume, while revenue earned under the legacy servicing contract was primarily based on borrower status.
Education Technology Services and Payments
Education technology services and payments revenue grew to $487.0 million in 2024. The growth was from existing and new customers. Operating margin increased from recent historical periods as a result of increases in tuition payment plan services and payment processing revenue, while maintaining a consistent cost structure for services.

Asset Generation and Management
Net interest income decreased in 2024 compared to 2023 after removing the impacts to interest expense for the write-off of the remaining unamortized debt discount associated with the redemption of certain asset-backed debt securities in 2024 and 2023 discussed below. Net interest income was negatively impacted in 2024 due to the expected continued amortization of the Company’s FFELP student loan portfolio and a decrease in core loan spread. The average balance of student loans decreased $3.0 billion from $13.3 billion in 2023 to $10.3 billion in 2024. Beginning in late 2021, the Company has experienced accelerated run-off of its FFELP portfolio due to initiatives offered by the Department for FFELP borrowers to consolidate their loans to qualify for loan forgiveness, income-driven repayment plans, and other programs. However, the Company has observed a significant decrease in FFELP borrowers consolidating their loans into the Federal Direct Loan Program since August 2024 that has resulted in prepayment rates on the Company’s FFELP portfolio being more consistent with longer-term historical rates.
In 2024 and 2023, the Company redeemed certain asset-backed debt securities prior to their maturity, resulting in the recognition of $6.3 million and $25.9 million, respectively, in interest expense from the write-off of the remaining unamortized debt discount associated with these bonds at the time of redemption.
The Company has partial ownership in certain consumer, private education, and federally insured student loan securitizations, which are accounted for as held-to-maturity beneficial interest investments. An increase in cumulative loss expectations in 2024 on certain securitizations and loan vintages caused a change in estimate of future cash flows related to certain of the Company's beneficial interest securitization investments. As a result, during 2024, the Company recorded a $39.5 million allowance for credit losses (and related provision expense) related to these investments.
Nelnet Renewable Energy (NRE)
NRE is the Company’s solar construction company that provides full-service engineering, procurement, and construction (EPC) services to residential homes and commercial entities. In April 2024, the Company announced a change in its solar EPC operations to focus exclusively on the commercial solar market and consequently discontinued its residential solar operations in 2024. As a result, residential revenue will continue to decline from recent historical amounts as existing customer contracts are completed. Residential solar construction revenue was $3.3 million and $10.7 million for the year ended December 31, 2024 and 2023, respectively.
The Company entered the EPC business with its July 2022 acquisition of GRNE Solar. Since the acquisition, NRE has incurred low and, in some cases, negative margins on certain legacy projects. During 2023 and 2024, NRE recognized a net loss before taxes of $54.7 million and $36.0 million, respectively. These losses in 2023 and 2024 include impairment charges on goodwill, intangible assets, and other assets of $20.6 million and $1.9 million, respectively. The Company has a handful of remaining legacy construction contracts to complete, down from over 30 at the beginning of 2024. As new projects are completed and the legacy contracts are substantially complete, the Company believes operating results will improve from prior historical periods.
Solar Tax Equity Investments
As of December 31, 2024, the Company has invested a total of $314.8 million and its third-party investors have invested $271.4 million in tax equity investments that remain outstanding in renewable energy solar partnerships that support the development and operations of solar projects throughout the country. Due to the management and control of each of these investment partnerships, such partnerships that invest in tax equity investments are consolidated on the Company’s consolidated financial statements, with the co-investor’s portion being presented as noncontrolling interests. Included in the Company’s operating results is the Company's share of income or loss from solar investments accounted for under the Hypothetical Liquidation at Book Value (HLBV) method of accounting. For the majority of the Company's solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. The Company recognized pre-tax losses on its tax equity investments of $6.5 million in 2024, which includes $4.6 million attributable to noncontrolling interests. The pre-tax losses were partially offset by recognizing gains of $15.3 million, which includes $1.8 million attributable to noncontrolling interests, related to investments that were sold during 2024.
In periods in which the Company makes significant investments in solar tax equity investments, operating results are negatively impacted due to the accelerated losses recognized in the initial years of investment. However, given the timing and amount of cash flows expected to be generated over the life of these investments, the Company considers these investments a good use of capital. Through December 31, 2024, the Company has recognized cumulative pre-tax losses (excluding noncontrolling interests) of approximately $70 million on its tax equity investments currently outstanding. The Company expects its current investments (assuming no additional investments are made subsequent to December 31, 2024) to generate approximately $93 million of pre-tax earnings (excluding noncontrolling interests) over the life of the investments. Accordingly, the Company expects to recognize approximately $163 million in pre-tax income (excluding noncontrolling interests) between January 1, 2025 and December 31, 2030 (the remaining years of its current investments).
Investments - ALLO and Hudl
The Company has a 45% voting membership interests in ALLO. The Company accounts for its ALLO voting membership interests investment under the HLBV method of accounting that resulted in the recognition of a net loss of $10.7 million during 2024. Absent additional equity contributions with respect to ALLO's voting membership interests, the Company will not recognize additional losses for its voting membership interests in ALLO. The Company also owns preferred membership interests in ALLO that earn a preferred return. As of December 31, 2024, the outstanding preferred membership interests of ALLO held by the Company was $225.6 million. The Company recognized income on its ALLO preferred membership interests of $17.5 million in 2024. Nelnet continues to work with ALLO and SDC, a third-party global digital infrastructure investor that holds a significant investment in ALLO, to explore various funding and capital options to support ALLO’s growth.
The Company has an approximately 22% preferred ownership investment in Agile Sports Technologies, Inc. (doing business as “Hudl.”) During the fourth quarter of 2024 and first quarter of 2023, the Company acquired additional ownership interests in Hudl for $3.3 million and $31.5 million, respectively, from existing Hudl investors. These transactions were not considered observable market transactions (not orderly) because they were not subject to customary marketing activities. Accordingly, the Company did not adjust its carrying value of its Hudl investment to the transaction values. As of December 31, 2024, the carrying amount of the Company's investment in Hudl is $168.7 million.
Certain investments, including solar tax equity, ALLO, and Hudl, may be recorded at a carrying value that is less than its market value due to HLBV (solar investments and ALLO) and the measurement alternative (Hudl) method of accounting. Future operating results of solar and ALLO, an observable transaction of Hudl, or a liquidation event of ALLO or Hudl could impact the valuation on our financial statements or our investments in them and may result in significant fluctuations of the Company’s earnings.
Liquidity
As of December 31, 2024, the Company had $717.1 million of unencumbered cash and investments. In addition, the Company has a $495.0 million unsecured line of credit that matures in September 2026. No amounts were outstanding on the line of credit as of December 31, 2024 and $495.0 million was available for future use. Further, as of December 31, 2024, the Company expects to generate future undiscounted cash flows from its AGM loan portfolio of approximately $1.07 billion (including approximately $675.0 million in the next five years); and from its beneficial interest investments of approximately $323.4 million (the majority of which is expected to be received over the next five years).
The Company intends to use its current and future liquidity position to capitalize on market opportunities, including FFELP, private education, consumer, and other loan acquisitions (or investment interests therein); strategic acquisitions and investments; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions. The timing and size of these opportunities will vary and will have a direct impact on the Company's cash and investment balances.
CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's consolidated operating results for the year ended December 31, 2024 compared with 2023 is provided below.
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

	Year ended December 31,
	2024	2023	Additional information
Loan interest	$787,498	931,945	Decrease due to decreases in the average balance of loans in the AGM operating segment partially offset by an increase in the gross yield earned on loans.
Investment interest	185,901	177,855	Includes income from unrestricted interest-earning deposits and investments, and restricted cash in asset-backed securitizations. Increase due to an increase in the average balances and interest rates.
Total interest income	973,399	1,109,800
Interest expense	680,537	845,091	Decrease due to a decrease in the average balance of debt outstanding partially offset by an increase in cost of funds and deposits at Nelnet Bank. In addition, the Company recognized a $6.3 million and $25.9 million non-cash expense during 2024 and 2023, respectively, as the result of writing off the remaining unamortized debt discount related to the redemption of certain asset-backed debt securities prior to their maturity.
Net interest income	292,862	264,709
Less provision for loan losses	54,607	8,115
Represents the current period provision to reflect the lifetime expected credit losses related to the Company’s loan portfolio. See note 3 of the notes to consolidated financial statements in this report for the factors impacting provision for loan losses for the periods presented.

Net interest income after provision for loan losses	238,255	256,594
Other income (expense):
LSS revenue	482,408	517,954	See LSS operating segment - results of operations.
ETSP revenue	486,962	463,311	See ETSP operating segment - results of operations.
Reinsurance premiums earned	62,923	20,067	Represents premiums earned, net of ceded portion, from reinsurance treaties on property and casualty policies. Increase due to a higher number of policies the Company reinsures.
Solar construction revenue	56,569	31,669	Represents revenue earned from NRE providing solar construction services, including design and installations of residential and commercial solar systems. In April 2024, the Company announced a change in its solar EPC operations to focus exclusively on the commercial solar market and will discontinue its residential solar operations. As a result, residential revenue will continue to decline in future periods as existing customer contracts are completed.
Other, net	61,602	(74,327)	See table below for components of “other, net.”
Loss on sale of loans, net	(1,643)	(17,662)	The AGM operating segment recognized losses from selling portfolios of loans. See note 3 of the notes to consolidated financial statements in this report for additional information.
Derivative settlements, net	6,134	25,072	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. The majority of derivative settlements received by the Company during the periods presented was from the Company’s derivatives used to hedge loans earning fixed rate floor income. To minimize the Company’s exposure to market volatility and increase liquidity, the Company terminated this derivative portfolio in March 2023. Subsequent to terminating these derivatives, during the second and fourth quarters of 2023, the Company entered into a total of $400 million notional amount of derivatives to hedge loans earning fixed rate floor income and other loans and investments in which the Company receives a fixed rate. See AGM operating segment - results of operations for additional information.
Derivative market value adjustments, net	10,124	(41,773)
Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments during the periods presented related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps. To minimize the Company's exposure to market volatility and increase liquidity, the Company terminated this derivative portfolio ($2.8 billion notional amount) in March 2023. Subsequent to terminating these derivatives, during the second and fourth quarters of 2023, the Company entered into a total of $400.0 million notional amount of derivatives to hedge loans earning fixed rate floor income and other loans and investments in which the Company receives a fixed rate. The Company expects the derivative market value adjustments in future periods will be less substantial.

Total other income (expense), net	1,165,079	924,311
Cost of services and expenses:
Costs incurred to provide loan servicing	1,889	—
Represents primarily the amortization of previously capitalized contract fulfillment costs. The costs were pre-contract costs incurred to enhance the resources of the Company to satisfy future performance obligations and are expected to be recovered.

Cost to provide education technology services and payments	172,763	171,183
Represents direct costs to provide payment processing and instructional services in ETSP. Increase primarily due to additional instructional services costs. See ETSP operating segment - results of operations.

Cost to provide solar construction services	77,673	48,576
Represents direct costs related to NRE providing solar construction services. Since the acquisition of GRNE Solar in 2022, it has incurred low and, in some cases, negative margins on certain projects. During 2024, the Company recorded an expense of $24.6 million related to estimated losses on legacy construction projects. The Company has a handful of remaining legacy construction contracts to complete, down from over 30 at the beginning of 2024. As new projects are completed and the legacy contracts are now substantially complete, the Company believes operating results will improve from prior historical periods.

Total cost of services	252,325	219,759

Salaries and benefits	576,931	591,537
Decrease primarily due to staff reductions in the first half of 2023 in LSS to manage expenses due to lower pricing and reduced servicing volume for LSS's Department servicing contract, partially offset by an increase in ETSP due to annual merit pay increases and an increase in headcount to support the growth of the customer base and the investment in the development of new technologies.

Depreciation and amortization	58,116	79,118	Includes depreciation of property and equipment and the amortization of intangibles from prior business acquisitions. Decrease primarily due to reduction in depreciation due to prior year non-cash impairment charges recognized for lease, buildings, and associated improvements as the Company continues to evaluate the use of office space as it modifies its hybrid work model for associates. See note 11 of the notes to the consolidated financial statements in this report for additional information.
Reinsurance losses and underwriting expenses	55,246	16,781	Represents case reserve, estimated loss reserve, and amortization of acquisition costs, which consist primarily of commissions and brokerage expenses, net of ceded portion, from reinsurance treaties on property and casualty policies. Increase due to a higher number of policies the Company reinsures.
Other expenses	189,503	173,070	Includes expenses such as postage and distribution, consulting and professional fees, occupancy, communications, and certain information technology-related costs. Increase due to an increase in LSS due to additional postage costs as a result of borrowers returning to repayment on September 1, 2023.
Total operating expenses	879,796	860,506

Impairment expense and provision for beneficial interests	42,629	31,925	Represents impairment charges recognized by the Company and the establishment of an allowance for credit losses (and related provision expense) related to the Company’s beneficial interest in certain loan securitizations. See note 11 of the notes to consolidated financial statements in this report for additional information.
Total expenses	1,174,750	1,112,190
Income before income taxes	228,584	68,715
Income tax expense	52,669	19,385
The effective tax rate was 22.25% and 17.75% for 2024 and 2023, respectively. The increase in the effective tax rate in 2024 was due to an increase in state income taxes and a reduction of state tax incentives. The Company expects its future effective tax rate will range between 22% and 24%.

Net income	175,915	49,330
Net loss attributable to noncontrolling interests	8,130	40,496	Represents the net loss attributable to the holders of noncontrolling membership interests. The majority is attributed to noncontrolling membership interests in the Company’s solar construction and tax equity investments operating segments.
Net income attributable to Nelnet, Inc.	$184,045	89,826
Additional information:
Net income attributable to Nelnet, Inc.	$184,045	89,826	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP financial information.
Derivative market value adjustments, net	(10,124)	41,773
Tax effect	2,430	(10,026)
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$176,351	121,573
The following table summarizes the components of "other, net" in "other income (expense)."

	Year ended December 31,
	2024	2023	Additional information
ALLO preferred return	$17,486	9,120	See Corporate - results of operations.
Investment activity, net (a)	12,438	(8,586)	See note (b) below for additional information.
Borrower late fee income	8,828	8,997	See NFS division - results of operations - AGM operating segment.
Investment advisory services (WRCM)	5,934	6,760	See NFS division - results of operations - NFS other operating segments.
Administration/sponsor fee income	5,823	6,793	See NFS division - results of operations - AGM operating segment.
Management fee revenue	2,769	2,587	See LSS operating segment - results of operations.
Loss from ALLO voting membership interest investment (a)	(10,693)	(65,277)	See Corporate - results of operations.
Loss from solar investments, net (a)	(6,477)	(59,645)	See Corporate - results of operations.
Other	25,494	24,924
Other, net	$61,602	(74,327)

(a)    The Company anticipates fluctuations in future periodic earnings resulting from investment purchases, sales, and valuation adjustments.
(b)    Investment activity by operating segment and investment type follows:

	Real Estate	Venture Capital and Funds	Equity / Bonds	Total
	Year ended December 31, 2024
NFS - AGM	$—	720	—	720
NFS - Nelnet Bank	—	(12)	2,926	2,914
NFS - Other Operating Segments	(2,297)	—	2,598	301
Corporate	—	8,503	—	8,503
	$(2,297)	9,211	5,524	12,438
	Year ended December 31, 2023
NFS - AGM	$—	(4,303)	(219)	(4,522)
NFS - Nelnet Bank	—	(229)	1,147	918
NFS - Other Operating Segments	439	—	(2,544)	(2,105)
Corporate	—	(2,640)	(237)	(2,877)
	$439	(7,172)	(1,853)	(8,586)
LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Servicing Volumes

	As of
	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Servicing volume (dollars in millions):
Government	$489,877	492,142	489,298	495,409	494,691	500,554	519,308	537,291	545,373
FFELP	13,260	13,745	14,576	15,783	17,462	18,400	19,021	19,815	20,226
Private and consumer	29,226	20,666	19,876	21,015	20,493	20,394	20,805	21,484	21,866
Total	$532,363	526,553	523,750	532,207	532,646	539,348	559,134	578,590	587,465

Number of servicing borrowers:
Government	14,049,550	14,114,468	14,096,152	14,328,013	14,503,057	14,543,382	14,898,901	15,518,751	15,777,328
FFELP	549,861	574,979	610,745	656,814	725,866	764,660	788,686	819,791	829,939
Private and consumer	1,168,293	851,747	829,072	882,256	894,703	896,613	899,095	925,861	951,866
Total	15,767,704	15,541,194	15,535,969	15,867,083	16,123,626	16,204,655	16,586,682	17,264,403	17,559,133

Number of remote hosted borrowers:	842,200	662,075	133,681	65,295	70,580	103,396	716,908	5,048,324	6,135,760

Summary and Comparison of Operating Results

	Year ended December 31,
	2024	2023	Additional information
Interest income	$4,877	4,845	Represents interest income on cash balances primarily collected from borrower remittances that are subsequently disbursed to servicing customers (lenders).
Loan servicing and systems revenue	482,408	517,954	See table below for additional information.
Intersegment servicing revenue	24,493	28,911
Represents revenue earned by LSS from servicing loans for AGM and Nelnet Bank. Decrease due to the continued amortization of AGM's FFELP portfolio. Intersegment servicing revenue will continue to decrease as AGM's FFELP portfolio pays off.

Other income	2,769	2,587	Represents revenue earned from providing administrative support services.
Total other income	509,670	549,452
Cost of services	1,889	—
Represents primarily the amortization of previously capitalized contract fulfillment costs. The costs were pre-contract costs incurred to enhance the resources of the Company to satisfy future performance obligations and are expected to be recovered.

Salaries and benefits	300,366	317,885
Decrease due to the Company being fully staffed at the beginning of 2023 with contact center operations and support associates as the Company prepared for expiration of the federal student loan payment pause under the CARES Act. In the first half of 2023, the Company reduced staff to manage expenses due to lower pricing and reduced servicing volume for LSS's Department servicing contract. In June 2024, the Company announced an additional reduction in headcount after the completion of required servicing platform enhancements for the new government servicing contract and the transfer of direct loan servicing volume to one platform. These staff reductions took place during the second half of 2024.

Depreciation	19,475	19,257
Postage expense	36,820	21,194	Increase due to borrowers returning to repayment on September 1, 2023 after the expiration of the federal student loan payment pause under the CARES Act, requiring an increase in outreach.
Other expenses	43,282	39,323
The total of other expenses and intercompany expenses decreased due to moving to one platform in 2024 and continued focus on expense reductions. Intersegment expenses represents costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.

Intersegment expenses	71,482	78,628
Total operating expenses	471,425	476,287
Impairment expense	736	296
The Company recorded an impairment charge in the fourth quarter of 2024 and third quarter of 2023, respectively, related to owned office space and certain facilities as a result of the Company's on-going evaluation of the use of office space and adapting to a hybrid work model.

Total expenses	474,050	476,583
Income before income taxes	40,497	77,714
Income tax expense	(9,719)	(18,651)	Represents income tax expense at an effective tax rate of 24%.
Net income	$30,778	59,063
Before tax operating margin	8.0%	14.1%
Before tax operating margin is a measure of before tax operating profitability as a percentage of revenue, and for LSS is calculated as income before income taxes divided by the total of loan servicing and systems revenue (less cost of services), intersegment servicing revenue, and other income. The Company uses this metric to monitor and assess the segment’s performance, manage operating costs, identify and evaluate business trends affecting the segment, and make strategic decisions, and believes that it provides additional information to facilitate an understanding of the operating performance of the segment and provides a meaningful comparison of the results of operations between periods.
Before tax operating margin decreased due primarily to a decrease in loan servicing and systems revenue as described in the table below, while total expenses have remained relatively consistent period over period. Expenses have remained consistent despite a decrease in revenue due to costs incurred for the completion of the transfer of direct loan servicing volume to one platform, making platform enhancements for the new student loan servicing contract with the Department, preparation of the conversion of the Discover portfolio, and an increase in postage and communication costs due to borrowers returning to repayment on September 1, 2023. The Company expects before tax operating margin to continue to be lower than historical prior year results until the full impact of its cost-saving measures take effect and revenue is generated from servicing the entire Discover and Sofi portfolios after their full conversion to the Company's platform.

Loan servicing and systems revenue

	Year ended December 31,
	2024	2023	Additional information
Government loan servicing	$380,921	412,478	Represents revenue from the Company's servicing contracts with the Department. The Company recognized revenue under the new government servicing USDS contract beginning April 1, 2024. Decrease due to (i) a decrease in the number of borrowers serviced (due primarily from the Department transferring one million of the Company's existing borrowers to another third-party servicer during the second and third quarters of 2023); (ii) lower revenue earned on a per borrower blended basis under the new contract, and (iii) the legacy servicing contract reduction of the monthly fee earned per borrower on certain borrower statuses by $0.19 effective April 1, 2023. These decreases were partially offset by an increase in the average revenue earned on a per borrower blended basis as a result of borrowers moving to a repayment status on September 1, 2023 and the recognition of $10.9 million of revenue in the fourth quarter of 2024 to reflect a settlement related to certain provisions included in the legacy contract concerning inflation adjustments.
Private education and consumer loan servicing	63,453	48,984
On July 17, 2024, Discover Financial Services (Discover) announced the sale of its approximately $10 billion private education student loan portfolio, representing approximately 400,000 borrowers, to partnerships managed by two global investment firms, with Firstmark Services, a division of the Company, assuming responsibility for servicing the portfolio upon the sale. The conversion of these loans to the Company’s platform began in September 2024 with the majority of loan conversions completed in the fourth quarter of 2024. Increase due to (i) an increase in backup servicing volume and loan servicing volume from the Discover portfolio; (ii) $4.0 million of non-recurring revenue recognized in 2024 associated with conversions and deconversions; and (iii) rate increases based on contractual consumer price index changes.
During 2024, Sofi Technologies, Inc. (Sofi) selected the Company as a sub-servicer for its school and refinance loan programs. Transfer of new and existing Sofi loans began in the fourth quarter of 2024, with the anticipated completion of all existing loans to be complete by the second quarter of 2025. The addition of the Sofi servicing borrowers did not have a significant impact to revenue in 2024 but will have a positive impact to revenue in future periods.

FFELP loan servicing	12,212	13,704	Represents revenue from servicing third-party customers' FFELP portfolios. Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios pay off.
Software services	21,032	29,208
Represents revenue from providing remote hosted servicing software to certain Department and other servicers and providing diversified technology services. Decrease primarily due to (i) the transfer of all Department remote hosted borrowers to other third-party servicers throughout 2023 under the Department's legacy servicing contracts and (ii) the recognition of $4.8 million of revenue in the third quarter of 2023 associated with deconversion of remote hosted borrowers from a customer leaving the Company's platform. This decrease was partially offset by the Company beginning in the second quarter of 2024 to recognize revenue from a new remote hosted servicing customer awarded a USDS contract.

Outsourced services	4,790	13,580	Represents revenue from providing contact center and back office operational outsourcing services. Decrease was due to the contracts for support provided to certain Department servicers expiring in July 2023.
Loan servicing and systems revenue	$482,408	517,954

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
Summary and Comparison of Operating Results

	Year ended December 31,
	2024	2023	Additional information
Interest income	$29,891	26,962	Represents interest income on tuition funds held in custody for schools. Increase due to higher balances and interest rates.
Education technology services and payments revenue	486,962	463,311	See table below for additional information.
Intersegment revenue	220	253
Total other income	487,182	463,564
Cost of services	172,763	171,183	See table below for additional information.
Salaries and benefits	164,716	155,296	Increase due to annual merit pay increases, an increase in headcount to support the growth of the customer base, and the investment in the development of new technologies.
Depreciation and amortization	10,531	11,319	Represents primarily amortization of intangible assets from prior business acquisitions and depreciation of capitalized software development costs.
Other expenses	32,281	34,133	Decrease due to a decrease in consulting and professional services resulting from reduced outsourced work and an improvement in allowance for doubtful accounts period over period. Decrease was partially offset by an increase in technology services.
Intersegment expenses, net	18,886	23,184	Represents costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	226,414	223,932
Impairment expense	—	4,310	In 2023, the Company recognized non-cash impairment charges related to previously acquired computer software.
Total expenses	399,177	399,425
Income before income taxes	117,896	91,101
Income tax expense	(28,333)	(21,891)	Represents income tax expense at an effective tax rate of 24%.
Net income	89,563	69,210
Net loss attributable to noncontrolling interests	158	109	Amounts for noncontrolling interests reflect the net loss attributable to the holders of minority membership interests in NextGen.
Net income	$89,721	69,319	The Company expects net income to be impacted in 2025 as compared to 2024 due to a decrease in contribution from FACTS education services as a result of the end of the EANS program as described in the revenue table below and an expected increase in expenses.

Education technology services and payments revenue
The following table presents disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Year ended December 31,
	2024	2023	Additional information
Tuition payment plan services	$135,851	125,326	Increase due to a higher number of payment plans in the K-12 and higher education markets for both new and existing customers.
Payment processing	179,043	163,859	Increase due to increase in payment volumes for both the K-12 and higher education markets due to new customers and an increase in volume from existing customers.
Education technology services	169,065	170,754
Decrease due to a decrease in FACTS education services revenue which resulted from the wind down of economic aid provided to private schools in response to the COVID 19 pandemic. Learning management instructional services revenue provided to private schools has been funded by the CARES Act and the Emergency Assistance to Non-Public Schools (EANS) programs. The EANS I program funding ended on September 30, 2023 and EANS II program funding ended on September 30, 2024. Future instructional services revenue will be adversely impacted compared to recent historical results as a result of the EANS programs ending. Revenue earned under the EANS programs was $23.1 million and $46.9 million in 2024 and 2023, respectively. This decrease was partially offset by an increase in revenue from the Company’s school information system software and application and enrollment services.

Other	3,003	3,372
Education technology services and payments revenue	486,962	463,311
Cost of services	172,763	171,183	Represents direct costs to provide payment processing revenue and such costs decrease/increase in relationship to payment volumes. Costs to provide instructional services are also a component of this expense and decrease/increase in relationship to instructional services revenues.
Net revenue	$314,199	292,128
GAAP before tax operating margin	37.5%	31.2%
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
Before tax operating margin, excluding net interest income, increased due to increased net revenue while maintaining a consistent cost structure. The Company expects operating margin to decrease in 2025 compared to 2024 as a result of a decrease in FACTS education services revenue and an increase in operating expenses.

Net interest income	(9.5)	(9.2)
Non-GAAP before tax operating margin, excluding net interest income	28.0%	22.0%

NELNET FINANCIAL SERVICES DIVISION - RESULTS OF OPERATIONS
Asset Generation and Management Operating Segment
Loan Portfolio
As of December 31, 2024, the AGM operating segment had a $9.0 billion loan portfolio, consisting primarily of federally insured loans. For a summary of the Company's loan portfolio as of December 31, 2024 and 2023, see note 3 of the notes to consolidated financial statements included in this report.
Loan Activity
The following table sets forth the activity of loans in the AGM operating segment:

	FFELP	Private	Consumer and other	Total
Balance as of December 31, 2022	$13,566,473	252,383	350,915	14,169,771
Loan acquisitions	576,224	77,401	478,666	1,132,291
Repayments, claims, capitalized interest, participations, and other, net	(1,342,866)	(45,942)	(72,995)	(1,461,803)
Loans lost to external parties	(1,056,140)	(6,522)	—	(1,062,662)
Loans sold	(57,484)	—	(670,651)	(728,135)
Balance as of December 31, 2023	11,686,207	277,320	85,935	12,049,462
Loan acquisitions	106,916	—	599,543	706,459
Repayments, claims, capitalized interest, participations, and other, net	(1,209,242)	(51,262)	(191,931)	(1,452,435)
Loans lost to external parties	(1,616,724)	(4,314)	—	(1,621,038)
Loans sold	(578,593)	—	(147,987)	(726,580)
Balance as of December 31, 2024	$8,388,564	221,744	345,560	8,955,868
The Company has partial ownership in certain consumer, private education, and federally insured student loan securitizations that are accounted for as held-to-maturity beneficial interest investments and included in "other investments and notes receivable, net" in the Company's consolidated financial statements. As of the latest remittance reports filed by the various trusts prior to or as of December 31, 2024, the Company’s ownership correlates to approximately $1.97 billion of loans included in these securitizations. The loans held in these securitizations are not included in the above table. Investment interest income earned by the Company from the beneficial interest in loan securitizations is included in "investment interest" on the Company's consolidated statements of income and is not a component of the Company's loan interest income.
Beginning in late 2021, the Company has experienced accelerated run-off of its FFELP portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans as a result of multiple extensions of the CARES Act payment pause on Department held loans and the initiatives offered by the Department for FFELP borrowers to consolidate their loans to qualify for loan forgiveness under the Public Service Loan Forgiveness and other programs. After multiple extensions of the student loans payment pause under the CARES Act, the payment and interest accrual suspension ended August 31, 2023, and Federal Direct Loan Program borrowers returned to repayment on September 1, 2023.
While more unlikely now due to the change in presidential administration, if the federal government or the Department initiate additional loan forgiveness or cancellation, other repayment options or plans, or consolidation loan programs, such initiatives could further increase prepayments and reduce interest income. Even if a broad debt cancellation program only applied to student loans held by the Department, such program could result in a significant increase in consolidations of FFELP loans to Federal Direct Loan Program loans and a corresponding increase in prepayments with respect to our FFELP loan portfolio. See Part I, Item 1A, “Risk Factors - Loan Portfolio - Prepayment risk” included in this report for further information.
The Company has observed a significant decrease in FFELP borrowers consolidating their loans into the Federal Direct Loan Program since August 2024 that has resulted in prepayment rates on the Company’s FFELP portfolio being more consistent with longer-term historical rates.

Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance, loan status, delinquency amounts, and other key credit quality indicators for each of AGM’s loan portfolios as of December 31, 2024 and 2023; and the activity in AGM’s allowance for loan losses and net charge-offs as a percentage of average loans in 2024 and 2023, see note 3 of the notes to consolidated financial statements included in this report.
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

	Year ended December 31,
	2024	2023
Variable loan yield, gross	8.03%	7.56%
Consolidation rebate fees	(0.80)	(0.80)
Discount accretion, net of premium and deferred origination costs amortization	0.02	0.06
Variable loan yield, net	7.25	6.82
Loan cost of funds - interest expense (a)	(6.34)	(5.99)
Loan cost of funds - derivative settlements (b) (c)	0.01	0.01
Variable loan spread	0.92	0.84
Fixed rate floor income, gross	0.01	0.02
Fixed rate floor income - derivative settlements (b) (d)	0.04	0.18
Fixed rate floor income, net of settlements on derivatives	0.05	0.20
Core loan spread	0.97%	1.04%

Average balance of AGM’s loans	$10,310,430	13,316,525
Average balance of AGM’s debt outstanding	9,871,828	12,720,097
(a)    The Company recognized $6.3 million and $25.9 million in non-cash interest expense during 2024 and 2023, respectively, as a result of writing off the remaining unamortized debt discount related to the redemption of certain asset-backed debt securities prior to their maturity. This non-cash expense was excluded from the respective periods in the table above.
(b)    Derivative settlements represent the cash paid or received during the respective period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income (loan spread) as presented in this table. The Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 5 of the notes to consolidated financial statements included in this report for additional information on the Company's Non-Nelnet Bank derivative instruments, including the net settlement activity recognized by the Company for each type of derivative for the 2024 and 2023 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Income” in note 5 and in this table.
A reconciliation of core loan spread, which includes the impact of derivative settlements on loan spread, to loan spread without derivative settlements follows.

	Year ended December 31,
	2024	2023
Core loan spread	0.97%	1.04%
Derivative settlements (1:3 basis swaps)	(0.01)	(0.01)
Derivative settlements (fixed rate floor income)	(0.04)	(0.18)
Loan spread	0.92%	0.85%
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
Variable loan spread was higher during 2024 compared with 2023 due to an increase in consumer loans funded by the Company with operating cash (versus funded with debt).
The difference between variable loan spread and core loan spread is fixed rate floor income earned on a portion of AGM's federally insured student loan portfolio. A summary of fixed rate floor income and its contribution to core loan spread follows:

	Year ended December 31,
	2024	2023
Fixed rate floor income, gross	$1,249	2,169
Derivative settlements (a)	4,288	23,044
Fixed rate floor income, net	$5,537	25,213
Fixed rate floor income contribution to spread, net	0.05%	0.20%
(a)    Derivative settlements consist of net settlements received related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
Gross fixed rate floor income decreased in 2024 compared with 2023 due to higher interest rates.
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
The decrease in net derivative settlements received by the Company in 2024 compared with 2023 was due to a decrease in the notional amount of derivatives outstanding and less favorable terms on the $400.0 million of notional derivatives entered into in 2023 compared with the $2.8 billion notional derivatives that were terminated due to an increase in interest rates from when the terminated derivatives were initially executed.
See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on AGM’s portfolio earning fixed rate floor income and the derivatives used by the Company to hedge these loans.

Summary and Comparison of Operating Results

	Year ended December 31,
	2024	2023	Additional information
Interest income:
Loan interest	$749,117	910,139	See table below for additional analysis.
Investment interest	68,302	67,019	Represents primarily investment interest earned on beneficial interest investments and restricted cash included in student loan securitizations and other secured borrowings. AGM earned $36.4 million and $35.7 million on beneficial interest investments during 2024 and 2023, respectively.
Total interest income	817,419	977,158
Loan interest expense	632,742	788,251	See table below for additional analysis.
Intercompany interest expense	21,604	34,833	Represents interest paid by AGM to Nelnet, Inc. (parent company) related to (i) internal borrowings to fund equity advances on certain AGM debt facilities; and (ii) AGM issued bonds held by Nelnet, Inc. Decrease due to a decrease in the weighted average balance of outstanding AGM issued bonds held by Nelnet, Inc. Intercompany interest is eliminated for consolidated financial reporting purposes.
Net interest income	163,073	154,074
Less provision (negative provision) for loan losses	27,691	(360)	See note 3 of the notes to consolidated financial statements in this report for factors impacting provision (negative provision) for loan losses for the periods presented.
Net interest income after provision for loan losses	135,382	154,434
Other income, net	15,879	11,269
Represents primarily borrower late fees, income from providing administration activities for third parties, sponsor fee income, and income/losses from AGM's investment in joint ventures. See "Overview - Consolidated Results of Operations" for further detail included in other income.

Loss on sale of loans, net	(1,643)	(17,662)	The Company recognized losses from selling portfolios of loans. See note 3 of the notes to consolidated financial statements included in this report for additional information.
Derivative settlements, net	5,217	24,588
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below. The majority of derivative settlements received in the periods presented was from the Company's derivative portfolio used to hedge loans earning fixed rate floor income. Decrease due to the termination of the floor income interest rate swaps ($2.8 billion notional amount) in March 2023. See above under "Loan Spread Analysis" for further information.

Derivative market value adjustments, net	5,422	(40,250)
Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments during the periods presented related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps. To minimize the Company's exposure to market volatility and increase liquidity, AGM terminated its portfolio of floor income interest rate swaps ($2.8 billion notional amount) in March 2023. As such, the Company expects the derivative market value adjustments in future periods to be less substantial. See above under "Loan Spread Analysis" for further information.

Total other income, net	24,875	(22,055)
Salaries and benefits	4,784	4,191	Increase due to additional headcount as the Company actively expands into new asset loan classes.
Servicing fees	31,591	37,389	Represents servicing fees paid to (i) third parties and (ii) LSS for the servicing of AGM’s loans. The amounts paid to LSS exceed the actual cost of servicing the loans. Decrease due to the amortization of the FFELP student loan portfolio, the majority of which is serviced by LSS. Intercompany servicing is eliminated for consolidated financial reporting purposes.
Other expenses	4,152	4,988
Intersegment expenses	5,037	5,175	Includes costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	45,564	51,743
Total operating expenses were 44 basis points and 39 basis points of the average balance of loans in 2024 and 2023, respectively. The increase in operating expenses as a percent of the average balance of loans was due to an increase in servicing fees and salaries and benefit costs as the Company actively expands into new asset classes.

Provision for beneficial interests	39,491	—
During 2024, the Company recorded an allowance for credit losses (and related provision expense) related to the Company's beneficial interest in certain loan securitizations. See note 6 of the notes to consolidated financial statements included in this report for additional information.

Total expenses	85,055	51,743
Income before income taxes	75,202	80,636
Income tax expense	(18,048)	(19,353)	Represents income tax expense at an effective tax rate of 24%.
Net income	$57,154	61,283
Additional information:
GAAP Net income	$57,154	61,283	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP financial information.
Derivative market value adjustments, net	(5,422)	40,250
Tax effect	1,301	(9,660)
Non-GAAP net income, excluding derivative market value adjustments	$53,033	91,873

Net loan interest income, including settlements on derivatives
The following table summarizes the components of "loan interest," "loan interest expense" and "derivative settlements, net."

	Year ended December 31,
	2024	2023	Additional information
Variable interest income, gross	$829,024	1,007,424	Decrease due to a decrease in the average balance of loans partially offset by an increase in the gross yield earned on loans.
Consolidation rebate fees	(82,872)	(106,756)	Decreases due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	1,716	7,302	Net discount accretion due to the Company’s purchase of loans at a net discount over the last several years, partially offset in 2024 due to consumer loans purchased at a premium.
Variable interest income, net	747,868	907,970
Interest on bonds and notes payable	(632,742)	(788,251)	Decrease due to a decrease in the average balance of debt outstanding, partially offset by an increase in cost of funds. In addition, the Company recognized a $6.3 million and $25.9 million non-cash expense during 2024 and 2023, respectively, as the result of writing off the remaining unamortized debt discount related to the redemption of certain asset-backed debt securities prior to their maturity.
Derivative settlements, net (a)	929	1,544	Represents net derivative settlements received related to the Company’s 1:3 basis swaps.
Variable loan interest margin, net of settlements on derivatives	116,055	121,263
Fixed rate floor income, gross	1,249	2,169	Decrease due to higher interest rates.
Derivative settlements, net (a)	4,288	23,044
Represents net derivative settlements received related to the Company's floor income interest rate swaps. Decrease due to the termination of the floor income interest rate swaps ($2.8 billion notional amount) in March 2023. See above under "Loan Spread Analysis" for further information.

Fixed rate floor income, net of settlements on derivatives	5,537	25,213
Net loan interest income, including derivative settlements (core loan interest income) (a)	$121,592	146,476
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

Nelnet Bank Operating Segment
Loan Portfolio
As of December 31, 2024, Nelnet Bank had a $644.6 million loan portfolio, consisting of $482.4 million of private education loans and $162.2 million of consumer and other loans. For a summary of the Company’s loan portfolio as of December 31, 2024 and 2023, see note 3 of the notes to consolidated financial statements included in this report.
Loan Activity
The following table sets forth the activity in the Nelnet Bank operating segment:

	FFELP	Private	Consumer and other	Total
Balance as of December 31, 2022	$65,913	353,882	—	419,795
Loan acquisitions and originations	—	53,286	85,967	139,253
Repayments	(8,429)	(46,431)	(13,615)	(68,475)
Loans sold to AGM	(57,484)	(217)	—	(57,701)
Balance as of December 31, 2023	—	360,520	72,352	432,872
Loan acquisitions and originations	—	180,919	210,527	391,446
Repayments	—	(58,994)	(55,639)	(114,633)
Loans sold to AGM	—	—	(65,088)	(65,088)
Balance as of December 31, 2024	$—	482,445	162,152	644,597
In October 2024, Nelnet Bank purchased a residual trust that included $133 million of private education loans. The trust is consolidated as part of the bank’s financial statements. These loans are included in “loan acquisitions and originations” in the table above.
Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance, loan status, delinquency amounts, and other key credit quality indicators for each of Nelnet Bank’s loan portfolios as of December 31, 2024 and 2023; and the activity in Nelnet Bank’s allowance for loan losses and net charge-offs as a percentage of average loans in 2024 and 2023, see note 3 of the notes to consolidated financial statements included in this report.
Deposits
As of December 31, 2024, Nelnet Bank had $1.25 billion of deposits. All of Nelnet Bank’s deposits are interest-bearing and primarily consist of brokered certificates of deposit (CDs), retail and other savings deposits and CDs, and intercompany deposits. Retail and other savings deposits include deposits from Educational 529 College Savings plans, Health Savings plans, retirement savings plans, Short Term Federal Investment Trust (STFIT), commercial and consumer savings, and FDIC sweep deposits. Union Bank, a related party, is the program manager for the Educational 529 College Savings plans and trustee for the STFIT.
As of December 31, 2024, Nelnet Bank’s deposits included $68.5 million from Nelnet, Inc. (parent company) and its subsidiaries (intercompany), and thus have been eliminated for consolidated financial reporting purposes. The intercompany deposits include a pledged deposit of $40.0 million from Nelnet, Inc. as required under the Capital and Liquidity Maintenance Agreement with the FDIC, deposits required for intercompany transactions, operating deposits, and NBS custodial deposits consisting of tuition payments collected which are subsequently remitted to the appropriate school.

Average Balance Sheet
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities.

	Year ended December 31, (a)
	2024		2023
	Balance	Rate	Balance	Rate
Average assets
Federally insured student loans	$—	—%	$59,389	6.43%
Private education loans	390,195	4.98	356,201	3.82
Consumer and other loans	160,648	11.79	33,829	12.96
Cash and investments	642,102	7.16	563,199	6.40
Total interest-earning assets	1,192,945	7.07%	1,012,618	5.71%
Non-interest-earning assets	16,653		9,339
Total assets	$1,209,598		$1,021,957
Average liabilities and equity
Brokered deposits	$234,423	1.80%	$204,410	1.38%
Intercompany deposits	145,868	4.64	179,740	4.84
Retail and other deposits	666,392	4.85	502,177	4.52
Federal funds purchased and other borrowed money	6,167	10.02	132	6.07
Total interest-bearing liabilities	1,052,850	4.17%	886,459	3.86%
Non-interest-bearing liabilities	7,928		5,433
Equity	148,820		130,065
Total liabilities and equity	$1,209,598		$1,021,957
Net interest margin		3.39%		2.33%
(a) Calculated using average daily balances.

Summary and Comparison of Operating Results

	Year ended December 31,
	2024	2023	Additional information
Interest income:
Loan interest	$38,381	21,806	Represents interest earned on loans. Increase due to an increase in the balance and mix of loans and interest rates.
Investment interest	45,992	36,053	Represents interest earned on cash and investments. Increase due to an increase of these balances and interest rates.
Total interest income	84,373	57,859
Interest expense	44,859	34,704	Represents interest expense on deposits. Increase due to an increase in the balance of deposits and interest rates.
Net interest income	39,514	23,155
Provision for loan losses	26,916	8,475
Increase due to the mix of loans and an increase in the notional amount of loans acquired and originated in 2024 compared with 2023. See note 3 of the notes to consolidated financial statements included in this report for additional information.

Net interest income after provision for loan losses	12,598	14,680
Other income, net	2,951	1,095	Represents primarily net gains and income from investments.
Derivative settlements, net	917	484
Nelnet Bank's use of derivatives is to hedge its exposure related to variable rate intercompany deposits to minimize volatility from future changes in interest rates. Nelnet Bank has designated its derivative instruments as cash flow hedges; however, because the hedged items are intercompany deposits, the derivative instruments are not eligible for hedge accounting in the consolidated financial statements. Accordingly, all changes in fair value of such derivatives are recorded through earnings and presented as "derivative market value adjustments, net" in the statements of operations. "Derivative settlements" represent the cash paid or received during the respective period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. For additional information on Nelnet Bank's derivative portfolio, see note 5 of the notes to consolidated financial statements in this report.

Derivative market value adjustments, net	4,702	(1,523)
Total other income, net	8,570	56
Salaries and benefits	11,122	9,074	Represents salaries and benefits of Nelnet Bank associates and third-party contract labor. Increase due to the overall growth of Nelnet Bank activities.
Depreciation	1,282	574
Servicing fees	1,373	509	Represents primarily fees paid to LSS for servicing certain of Nelnet Bank's loans. Intercompany servicing is eliminated for consolidated financial reporting purposes.
Other expenses	6,972	4,994	Represents various expenses such as consulting and professional fees, Nelnet Bank director fees, occupancy, certain technology-related costs, insurance, and marketing. Increase due to the overall growth of Nelnet Bank activities.
Intersegment expenses	2,361	(47)
Includes costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services. The majority of shared service costs incurred by the Company to support Nelnet Bank were not allocated to Nelnet Bank through the bank’s de novo period which ended at the end of 2023. The shared service and support costs incurred by the Company related to Nelnet Bank and not allocated to Nelnet Bank was $7.7 million in 2023.

Total operating expenses	23,110	15,104
Loss before income taxes	(1,942)	(368)
Income tax benefit	579	153
Net loss	$(1,363)	(215)
Additional information:
Net loss	$(1,363)	(215)	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional details about non-GAAP financial information.
Derivative market value adjustments, net	(4,702)	1,523
Tax effect	1,128	(366)
Net (loss) income, excluding derivative market value adjustments	$(4,937)	942

NFS Other Operating Segments
The following table summarizes the operating results of other operating segments included in NFS that are not reportable. Income taxes are allocated based on 24% of income (loss) before taxes for each activity.
Summary and Comparison of Operating Results

	WRCM (a)	Nelnet Insurance Services (b)	Real estate investments (c)	Investment securities (d)	Total
	Year ended December 31, 2024
Investment interest	$14	5,876	380	48,087	54,357
Interest expense	—	(1,541)	—	(7,296)	(8,837)
Net interest income	14	4,335	380	40,791	45,520
Reinsurance premiums earned	—	62,923	—	—	62,923
Other income, net	5,866	3,060	(2,297)	1,684	8,313
Salaries and benefits	(196)	(591)	(800)	—	(1,587)
Reinsurance losses and underwriting expenses	—	(55,246)	—	—	(55,246)
Other expenses	(279)	(2,894)	(175)	(4)	(3,352)
Intersegment expenses, net	(14)	(255)	(441)	(143)	(853)
Income (loss) before income taxes	5,391	11,332	(3,333)	42,328	55,718
Income tax (expense) benefit	(1,164)	(2,720)	781	(10,158)	(13,261)
Net (income) loss attributable to noncontrolling interests	(539)	—	76	—	(463)
Net income (loss)	$3,688	8,612	(2,476)	32,170	41,994
	Year ended December 31, 2023
Investment interest	$11	1,563	564	72,719	74,857
Interest expense	—	—	—	(29,747)	(29,747)
Net interest income	11	1,563	564	42,972	45,110
Reinsurance premiums earned	—	20,067	—	—	20,067
Other income, net	6,746	1,787	451	(2,403)	6,581
Salaries and benefits	(216)	(370)	(544)	—	(1,130)
Reinsurance losses and underwriting expenses	—	(16,781)	—	—	(16,781)
Other expenses	(326)	(1,976)	(82)	(7)	(2,391)
Intersegment expenses, net	(12)	(175)	(397)	—	(584)
Income (loss) before income taxes	6,203	4,115	(8)	40,562	50,872
Income tax (expense) benefit	(1,340)	(988)	(10)	(9,735)	(12,073)
Net (income) loss attributable to noncontrolling interests	(620)	—	52	—	(568)
Net income (loss)	$4,243	3,127	34	30,827	38,231
(a)    The Company provides investment advisory services through Whitetail Rock Capital Management, LLC (WRCM), the Company's SEC-registered investment advisor subsidiary, under various arrangements. WRCM earns annual fees of 10 basis points to 25 basis points for asset-backed securities under management and a share of the gains from the sale of securities or securities being called prior to the full contractual maturity for which it provides advisory services. As of December 31, 2024, the outstanding balance of asset-backed securities under management subject to these arrangements was $2.4 billion, of which the majority of such securities were FFELP student loan asset-backed securities. In addition, WRCM earns annual management fees of five basis points for Nelnet stock under management (primarily shares of Nelnet Class B common stock held in various trust estates). During 2024 and 2023, WRCM earned $5.6 million and $6.2 million, respectively, in management fees. During 2024 and 2023, WRCM earned $0.3 million and $0.6 million in performance fees, respectively. Fees earned by WRCM are included in “other income, net” in the table above.
(b)    Represents the operating results of the Company’s reinsurance treaties on property and casualty policies and the Company’s Nebraska chartered life and health company, which is in run-off mode and reinsures a decreasing term life insurance product distributed to FACTS. The timing and magnitude of catastrophic losses can produce significant volatility in the Company’s periodic underwriting results. The Company’s reinsurance treaties include loss limits, which the Company believes reduces the magnitude of a potential catastrophic loss. There were no material catastrophic events in 2024. The Company has exposure to the January 2025 California wildfires; however, the impact is not expected to be material.
(c)    Represents the operating results of the Company’s real estate investments and the administrative costs to manage this portfolio. During 2024 and 2023, the Company recognized net losses of $2.3 million and net gains of $0.4 million, respectively, from its real estate investments, which are included in “other income, net” in the table above. The net results recognized relates primarily to the

Company's proportionate share of certain real estate investments accounted for under the equity method. The net loss for 2024 was partially offset by a $2.9 million gain from the sale of a real estate investment.
(d)    Represents interest income earned on investment debt securities (primarily student loan and other asset-backed securities, including Nelnet-owned asset-backed securities which it has repurchased and are eliminated in consolidation), interest income on certain notes receivable, unrealized gains/losses on marketable equity securities, realized gains/losses on marketable equity securities and investment debt securities, and other costs to manage these investments. Also includes interest expense incurred on debt used to finance such investments. As of December 31, 2024, this debt had been repaid in full. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate and Market Risk - Investments,” which provides additional detail on NFS’s investment debt securities.
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
Summary and Comparison of Operating Results

	Shared services (a)	Solar tax equity investments (b)	Nelnet Renewable Energy (c)	ALLO investment (d)	Venture capital investments (e)	Other	Total
	Year ended December 31, 2024
Investment interest	$—	2	32	—	—	11,739	11,773
Interest expense	—	—	(833)	—	—	(954)	(1,787)
Net interest income (expense)	—	2	(801)	—	—	10,785	9,986
Solar construction revenue	—	—	56,569	—	—	—	56,569
Other income, net	3,102	285	246	6,593	8,503	12,884	31,613
Cost to provide solar construction services	—	—	(77,673)	—	—	—	(77,673)
Salaries and benefits	(80,572)	(1,552)	(6,791)	—	(849)	(6,384)	(96,148)
Depreciation and amortization	(25,299)	—	(1,130)	—	(29)	(370)	(26,828)
Other expenses	(45,417)	(964)	(2,735)	1,498	(79)	(5,884)	(53,581)
Intersegment expenses, net	101,992	50	(1,792)	(4)	(97)	(550)	99,599
Impairment expense	—	—	(1,865)	—	(537)	—	(2,402)
(Loss) income before income taxes	(46,194)	(2,179)	(35,972)	8,087	6,912	10,481	(58,865)
Income tax benefit (expense)	11,087	(1,123)	8,236	(1,941)	(1,659)	1,514	16,114
Net loss attributable to noncontrolling interests	—	6,857	1,655	—	—	—	8,512
Net (loss) income	$(35,107)	3,555	(26,081)	6,146	5,253	11,995	(34,239)
	Year ended December 31, 2023
Investment interest	$—	—	87	—	—	12,054	12,141
Interest expense	—	—	(933)	—	—	(645)	(1,578)
Net interest income (expense)	—	—	(846)	—	—	11,409	10,563
Solar construction revenue	—	—	31,669	—	—	—	31,669
Other income, net	2,754	(50,724)	159	(55,763)	(2,878)	10,593	(95,859)
Cost to provide solar construction services	—	—	(48,576)	—	—	—	(48,576)
Salaries and benefits	(90,558)	(3,658)	(4,439)	(30)	(783)	(6,063)	(105,531)
Depreciation and amortization	(38,301)	—	(9,252)	—	—	(416)	(47,969)
Other expenses	(44,012)	(1,475)	(3,064)	(2,177)	(229)	(5,350)	(56,307)
Intersegment expenses, net	111,572	(5,125)	239	(2)	(58)	1,462	108,088
Impairment expense	(4,678)	—	(20,581)	—	(2,060)	—	(27,319)
(Loss) income before income taxes	(63,223)	(60,982)	(54,691)	(57,972)	(6,008)	11,635	(231,241)
Income tax benefit (expense)	15,173	7,125	10,807	13,913	1,442	3,969	52,429
Net loss attributable to noncontrolling interests	—	31,293	9,662	—	—	—	40,955
Net (loss) income	$(48,050)	(22,564)	(34,222)	(44,059)	(4,566)	15,604	(137,857)

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
(b)    Includes solar tax equity investments made by the Company and administrative and management services provided by the Company on tax equity investments made by third parties. As of December 31, 2024, the Company has invested a total of $314.8 million and its third-party investors have invested $271.4 million in tax equity investments that remain outstanding in renewable energy solar partnerships that support the development and operations of solar projects throughout the country. Due to the management and control of each of these investment partnerships, such partnerships that invest in tax equity investments are consolidated on the Company’s consolidated financial statements, with the co-investor’s portion being presented as noncontrolling interests.
Included in tax equity investments in the table above is the Company's share of income or loss from solar investments accounted for under the Hypothetical Liquidation at Book Value (HLBV) method of accounting. For the majority of the Company's solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. The Company recognized net losses on its solar tax equity investments of $6.5 million and $59.6 million during 2024 and 2023, respectively. The net losses in 2024 were partially offset by recognizing gains of $15.3 million related to investments that were sold during 2024. These income statement amounts, which include amounts attributable to third-party noncontrolling interest investors, are included in “other income, net” in the table above. The amount of net losses attributable to third-party noncontrolling interest investors was $4.6 million and $37.9 million during 2024 and 2023, respectively, and are reflected in “net loss attributable to noncontrolling interests” in the table above.
The Company syndicates solar tax equity investments to third parties and earns management and performance fees. Management fee income recognized by the Company was $3.6 million and $1.8 million during 2024 and 2023, respectively, which is included in “other income, net” in the table above. During 2024, the Company also recognized solar consulting revenue of $6.1 million.
(c)    Nelnet Renewable Energy (NRE) is the Company’s solar construction business that provides full-service engineering, procurement, and construction services to residential homes and commercial entities. The Company entered this business from its acquisition of 80% of GRNE Solar in June 2022. Since the acquisition of GRNE Solar, it has incurred low and, in some cases, negative margins on certain projects. In addition, higher interest rates reduced residential demand and made community solar projects more costly. On April 12, 2024, the Company announced a change in its solar EPC operations to focus exclusively on the commercial solar market and discontinued its residential solar operations. As a result, residential revenue will continue to decline from recent historical amounts as existing customer contracts are completed. Residential solar construction revenue was $3.3 million and $10.7 million during 2024 and 2023, respectively. During 2023 and 2024, NRE recognized impairment charges on goodwill, intangible assets, and other assets of $20.6 million and $1.9 million, respectively. See note 11 of the notes to consolidated financial statements included in this report for additional information on such impairment charges.
The Company has a handful of remaining legacy construction contracts to complete, down from over 30 at the beginning of 2024. As new projects are completed and the legacy contracts are now substantially complete, the Company believes operating results will improve from prior historical periods.
On June 30, 2024, the Company acquired the remaining 20% of the ownership interest of GRNE Solar for $0.3 million.
(d)    Represents primarily the Company's share of loss on its voting membership interests and income on its preferred membership interests in ALLO.
The Company accounts for its approximately 45% voting membership interests in ALLO under the HLBV method of accounting. Under the HLBV method of accounting on its ALLO voting membership interests investment, the Company recognized losses of $10.7 million and $65.3 million in 2024 and 2023, respectively. These amounts are reflected in “other income, net” in the table above. Absent additional equity contributions with respect to ALLO's voting membership interests, the Company will not recognize additional losses for its voting membership interests in ALLO.
As of December 31, 2024, the outstanding preferred membership interests of ALLO held by the Company was $225.6 million. Accrued and unpaid preferred return capitalizes to preferred membership interests annually on each December 31. The Company historically earned a preferred annual return of 6.25% that increased to 10.00% on April 1, 2024 for $155.0 million of preferred membership interests of ALLO held by the Company. On December 31, 2024, $14.1 million of accrued preferred return was capitalized to preferred membership interests. The preferred annual return on the updated balance of $169.1 million preferred membership interests increased to 13.5% on January 1, 2025. During 2024, the Company purchased an additional $53.1 million of preferred membership interests of ALLO, which earn a preferred annual return of 20.0%. Including the accrued preferred return of $3.4 million that was capitalized on December 31, 2024, the updated balance of preferred membership interests that earns at 20.0% was $56.5 million as of December 31, 2024. The Company recognized income on its ALLO preferred membership interests of $17.5 million and $9.1 million during December 31, 2024 and 2023, respectively. These amounts are reflected in “other income, net” in the table above.
As part of the ALLO recapitalization transaction completed in 2020, the Company and SDC (a third-party global digital infrastructure investor and member of ALLO) entered into an agreement in which the Company has a contingent obligation to pay SDC an amount up to $35.0 million in the event the Company disposes of its voting membership interests of ALLO that it holds, and realizes from such disposition certain targeted return levels. The Company adjusts the balance of this contingent liability each reporting period. For the year ended December 31, 2024, the Company reduced the obligation resulting in an expense reduction of $1.5 million, and for the year ended December 31, 2023, recognized expense of $2.2 million, which is included in “other expenses” in the table above.
(e)    Represents the operating results of the Company’s venture capital investments, including Hudl which the Company accounts for using the measurement alternative method, and the administrative costs to manage this portfolio.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s Loan Servicing and Systems, and Education Technology Services and Payments operating segments are non-capital intensive and both produce positive operating cash flows. As such, a minimal amount of debt and equity capital is allocated to these segments and any liquidity or capital needs are satisfied using cash flow from operations.
Therefore, the Liquidity and Capital Resources discussion is concentrated on the Company’s liquidity and capital needs to meet existing debt obligations in the Nelnet Financial Services division, which includes the Asset Generation and Management and Nelnet Bank reportable operating segments, and the Company's other initiatives to pursue additional strategic investments.
The Company may issue equity and debt securities in the future in order to improve capital, increase liquidity, refinance upcoming maturities, or provide for general corporate purposes. Moreover, the Company may from time to time repurchase certain amounts of its outstanding secured debt securities, including debt securities which the Company may issue in the future, for cash and/or through exchanges for other securities. Such repurchases or exchanges may be made in open market transactions, privately negotiated transactions, or otherwise. Any such repurchases or exchanges will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions, compliance with securities laws, and other factors. The amounts involved in any such transactions may be material.
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
Sources of Liquidity
As of December 31, 2024, the Company's sources of liquidity included:

Cash and cash equivalents	$194,518
Less: Cash and cash equivalents held at Nelnet Bank (a)	(48,166)
Net cash and cash equivalents	146,352

Available-for-sale (AFS) debt securities (investments) - at fair value	1,085,826
Less: AFS debt securities held at Nelnet Bank - at fair value (a)	(536,323)
AFS private education and consumer loan debt securities - held as risk retention - at fair value (b)	(227,726)
Restricted investments	(101,987)
Unencumbered AFS debt securities (investments) - at fair value	219,790

Unencumbered private, consumer, and other loans (Non-Nelnet Bank) - at par	253,484

Unencumbered repurchased Nelnet issued asset-backed debt securities - at par (not included on consolidated financial statements) (c)	97,482

Unused capacity on unsecured line of credit (d)	495,000

Sources of liquidity as of December 31, 2024	$1,212,108
(a)    Cash and investments held at Nelnet Bank are generally not available for Company activities outside of Nelnet Bank.
(b)    The Company is sponsor for certain private education and consumer loan securitizations and as sponsor, is required to provide a certain level of risk retention. To satisfy this requirement, the Company has purchased bonds issued in the securitizations. The majority of the purchased bonds reflected in the table above relate to private education loan securitizations. For these securitizations, the Company is required to retain these bonds until the latest of (i) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance, and (ii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time the Company can sell these bonds to a third party.
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
(d)    The Company has a $495.0 million unsecured line of credit that matures on September 22, 2026. As of December 31, 2024, there was no amount outstanding on the unsecured line of credit and $495.0 million was available for future use.
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
Cash Flows
The Company has historically generated positive cash flow from operations. During the years ended December 31, 2024 and 2023, the Company generated $662.9 million and $432.0 million, respectively, in cash from operating activities. The increase in 2024 compared with 2023 was due to:
•An increase in net income;
•Proceeds received from the Company’s clearinghouse for margin payments on derivatives in 2024 compared with payments in 2023;
•Adjustments to net income for the impact of non-cash changes to deferred taxes, provision for loan losses, and impairment expense and provision for beneficial interests; and
•The impact of changes to loan and investment accrued interest receivable, accounts receivable, and other assets in 2024 compared with 2023.
These factors were partially offset by:
•Adjustments to net income for the impact of depreciation and amortization, loan discount and deferred lender fees accretion, derivative market value adjustments, loss on sale of loans, and gain on investments;
•Proceeds from termination of derivative instruments in 2023 compared with none in 2024; and
•The impact of changes to accrued interest payable and other liabilities in 2024 compared with 2023.
The primary items included in the statement of cash flows for investing activities are the purchase, origination, repayment, and sale of loans, the purchase and sale of available-for-sale securities, and the purchase of other investments (primarily solar investments). The primary items included in financing activities are the proceeds from the issuance of and payments on bonds and notes payable, the change in deposits at Nelnet Bank used to fund loans and investment activity at Nelnet Bank, and repurchases of common stock. Cash provided by investing activities and used in financing activities for the year ended December 31, 2024 was $2.41 billion and $3.17 billion, respectively. Cash provided by investing activities and used in financing activities for the year ended December 31, 2023 was $1.94 billion and $2.70 billion, respectively. Investing and financing activities are further addressed in the discussion that follows.
Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral - AGM Operating Segment
The following table shows AGM’s debt obligations outstanding that are secured by loan assets and related collateral.

	As of December 31, 2024
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$7,411,966	8/26/30 - 9/25/69
FFELP and consumer loan warehouse facilities	943,165	1/31/26 - 11/13/27
	$8,355,131
Bonds and Notes Issued in Asset-backed Securitizations
The majority of AGM’s portfolio of student loans is funded in asset-backed securitizations that are structured to substantially match the maturity of the funded assets, thereby minimizing liquidity risk. Cash generated from student loans funded in asset-backed securitizations provides the sources of liquidity to satisfy all obligations related to the outstanding bonds and notes issued in such securitizations. In addition, due to (i) the difference between the yield AGM receives on the loans and cost of financing within these transactions, and (ii) the servicing and administration fees AGM earns from these transactions, AGM has created a portfolio that will generate earnings and significant cash flow over the life of these transactions.
As of December 31, 2024, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, AGM expects future undiscounted cash flows from its portfolio to be approximately $1.07 billion as detailed below. The actual timing of cash flows released from the securitizations could be impacted based on when and if the Company terminates a securitization by exercising clean-up calls on the underlying securities when the assets in such securitization get to a certain threshold.
The forecasted cash flow presented below includes loans funded in asset-backed securitizations as of December 31, 2024, the majority of which are federally insured student loans. As of December 31, 2024, AGM had $7.7 billion of loans included in asset-backed securitizations, which represented 86.0% of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive in relation to loans funded in its warehouse facilities, unencumbered private education, consumer, and other loans funded with operating cash, its ownership of beneficial interest in loan securitizations (such beneficial interest investments are classified as "other investments and notes receivable, net" on the Company's consolidated balance sheets), loans acquired subsequent to December 31, 2024, and loans owned by Nelnet Bank.
Asset-backed Securitization Cash Flow Forecast
$1.07 billion
(dollars in millions)
The forecasted future undiscounted cash flows of approximately $1.07 billion include approximately $0.73 billion (as of December 31, 2024) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are included in the consolidated balance sheets in the balances of "loans and accrued interest receivable, net" and "restricted cash." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $0.34 billion, or approximately $0.26 billion after income taxes based on the estimated effective tax rate, represents estimated future net interest income (earnings) from the portfolio and is expected to be accretive to the Company's balance of consolidated shareholders' equity from the December 31, 2024 balance.
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
Beginning in late 2021, the Company experienced accelerated run-off (prepayments) of its FFELP portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans to qualify for loan forgiveness under various initiatives and programs offered by the federal government and the Department. See Item 1A, "Risk Factors - Loan Portfolio - Prepayment risk" for additional information related to risks associated with loan prepayments.
While more unlikely now due to the change in presidential administration, prepayments could increase if the federal government and the Department initiate additional loan forgiveness or cancellation, other repayment options or plans, or consolidation loan programs. However, the Company has observed a significant decrease in FFELP borrowers consolidating their loans into the Federal Direct Loan Program since August 2024 that has resulted in prepayment rates on the Company’s FFELP portfolio being more consistent with longer-term historical rates.
The following table summarizes the estimated impact to the above forecasted cash flows if prepayments were greater than the prepayment rate assumptions used to calculate the forecasted cash flows.

Increase in prepayment rate	Reduction in forecasted cash flow from table above	Forecasted cash flow using increased prepayment rate
2x	$0.07 billion	$1.00 billion
4x	$0.22 billion	$0.85 billion
If the entire AGM student loan portfolio prepaid, the Company would receive the full amount of overcollateralization included in the asset-backed securitizations of approximately $0.73 billion (as of December 31, 2024); however, the Company would not receive the $0.34 billion ($0.26 billion after tax) of estimated future earnings from the portfolio.
Interest rates: The Company funds a portion of its student loans with floating rate securities that are indexed to 90-day SOFR. Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to the 30-day average SOFR in effect for each day in a calendar quarter. The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk. The Company’s cash flow forecast assumes, for the life of the portfolio, a relationship between the various SOFR indices that is implied by the current forward SOFR curves. If the forecast is computed assuming a spread of an additional 12 basis points between Term SOFR and 30-day average SOFR for the life of the portfolio, the cash flow forecast would be reduced by approximately $5 million to $15 million.
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
Warehouse Facilities
Warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements. See note 4 of the notes to consolidated financial statements included in this report for a discussion of the Company's warehouse facilities outstanding as of December 31, 2024. The Company has been reducing its warehouse capacity based on its estimated future loan purchases and to save on unused facility costs.
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
There were no asset-backed securitization transactions completed during the year ended December 31, 2024.

Other Uses of Liquidity
Subsequent to the Reconciliation Act of 2010, the Company no longer originates FFELP loans but continues to acquire FFELP loan portfolios from third parties and believes additional loan purchase opportunities exist, including opportunities to purchase private education, consumer, and other loans (or investment interests therein).
The Company plans to fund additional loan acquisitions and related investments using current cash; cash provided by operating activities; proceeds from the sale of certain investments; its unsecured line of credit, its Union Bank student loan participation agreement, and its Union Bank student loan asset-backed securities participation agreement (each as described below), and/or establishing similar secured and unsecured borrowing facilities; using its existing warehouse facilities (as described above); increasing the capacity under existing and/or establishing new warehouse facilities; and continuing to access the asset-backed securities market.
Union Bank Participation Agreements
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of December 31, 2024, $687.1 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can sell participation interests in loans to Union Bank to the extent of availability under the grantor trusts, up to $900.0 million or an amount in excess of $900.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
The Company also has an agreement with Union Bank under which Union Bank has agreed to purchase from the Company participation interests in FFELP loan asset-backed securities (bond investments). The agreement automatically renews annually and is terminable by either party upon five business days' notice. The Company can participate FFELP loan asset-backed securities to Union Bank to the extent of availability under the grantor trusts, up to $400.0 million or an amount in excess of $400.0 million if mutually agreed to by both parties. The Company maintains legal ownership of the FFELP loan asset-backed securities and, in its discretion, approves and accomplishes any sale, assignment, transfer, encumbrance, or other disposition of the securities. As such, the FFELP loan asset-backed securities subject to this agreement are included on the Company's consolidated balance sheets as "investments at fair value" and the participation interests outstanding have been accounted for by the Company as a secured borrowing. As of December 31, 2024, $0.1 million (par value) of FFELP loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement.
Liquidity Impact Related to Beneficial Interest in Loan Securitizations
The Company has partial ownership in consumer, private education, and federally insured student loan third-party securitizations that are classified as "beneficial interest in loan securitizations" and included in "other investments and notes receivable, net" on the Company's consolidated balance sheets. These residual interests were acquired by the Company or have been received by the Company as consideration from selling portfolios of loans to unrelated third parties who securitized such loans. As of the latest remittance reports filed by the various trusts prior to or as of December 31, 2024, the Company's ownership correlates to approximately $1.97 billion of loans included in these securitizations. Investment interest income earned by the Company from the beneficial interest in loan securitizations is included in "investment interest" on the Company's consolidated statements of income and is not a component of the Company's loan interest income.
As of December 31, 2024, the investment balance on the Company's consolidated balance sheet of its beneficial interest in loan securitizations was $213.8 million. For a summary of this investment balance, see note 6 of the notes to consolidated financial statements included in this report.
The Company's partial ownership percentage in each loan securitization grants the Company the right to receive the corresponding percentage of cash flows generated by the securitization. As of December 31, 2024, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its partial ownership in these securitizations to be approximately $323.4 million. The vast majority of these cash flows are expected to be received over the next 5 years.
The difference between the total estimated future undiscounted cash flows from these residual interests ($323.4 million) and the investment carrying value ($213.8 million) of $109.6 million, or $83.3 million after income taxes based on the estimated effective tax rate, represents estimated future investment interest income (earnings) from these investments and is expected to be accretive to the Company's balance of consolidated shareholders' equity from the December 31, 2024 balance.

The undiscounted future cash flows from the consumer and private education loan securitizations are highly subject to credit risk (defaults). If defaults are higher than management's current estimate, the forecasted cash flows and estimated future investment interest income (earnings) from these securitizations would be adversely impacted. For example, the Company established an allowance of $39.5 million in 2024 related to certain of the Company's beneficial interest securitization investments. The Company's change in estimate of future cash flows from the beneficial interest in certain loan securitizations was lower than previously anticipated due to actual and estimated loan defaults within such securitizations.
Sources and Needs of Liquidity - Nelnet Bank
Sources of Liquidity
Nelnet Bank launched operations in November 2020. Nelnet Bank was funded by the Company with an initial capital contribution of $100 million and the Company made a pledged deposit of $40.0 million with Nelnet Bank, as required under an agreement with the FDIC as discussed below. The Company has contributed an additional $72 million to Nelnet Bank since its inception. Based on Nelnet Bank's business plan for growth and current financial condition, the Company believes it will make additional capital contributions to the bank in future periods.
The growth of Nelnet Bank is primarily driven by its ability to achieve loan growth goals while sustaining credit quality and maintaining cost-efficient funding sources to support its loan growth.
Deposits
Nelnet Bank utilizes brokered, retail, and other deposits to meet its funding needs and enhance its liquidity position. The deposits can be term or liquid deposits. The term deposits have terms from three months to ten years. Retail, commercial, and institutional deposits are sourced through a direct banking platform and a deposit marketplace and provide diversified funding sources. Brokered deposits are sourced through a network of brokers and provide a stable source of funding. In addition, Nelnet Bank accepts certain deposits considered non-brokered that are held in large accounts structured to allow FDIC insurance to flow through to underlying individual depositors. The deposits are diversified with deposits from Educational 529 College Savings and Health Savings plans, STFIT, and FDIC sweep deposits.
Regulatory Capital
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
Under the regulatory framework for prompt corrective action, Nelnet Bank is subject to various regulatory capital requirements administered by the FDIC and the UDFI and must meet specific capital standards. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on Nelnet Bank’s business, results of operations, or financial condition. On January 1, 2020, the Community Bank Leverage Ratio (CBLR) framework, as issued jointly by the Office of the Comptroller of the Currency, the Federal Reserve Board, and the FDIC, became effective. Any banking organization with total consolidated assets of less than $10 billion, limited amounts of certain types of assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9% may opt into the CBLR framework quarterly. The CBLR framework allows banks to satisfy capital standards and be considered "well capitalized" under the prompt corrective action framework if their leverage ratio is greater than 9%, unless the banking organization's federal banking agency determines that the banking organization's risk profile warrants a more stringent leverage ratio. The FDIC has ordered Nelnet Bank to maintain at least a 12% leverage ratio. Nelnet Bank has opted into the CBLR framework for the quarter ended December 31, 2024 with a leverage ratio of 12.4%. Nelnet Bank intends to maintain at all times regulatory capital levels that meet both the minimum level necessary to be considered “well capitalized” under the FDIC’s prompt corrective action framework and the minimum level required by the FDIC.

Liquidity Impact Related to Solar Tax Equity Investments
The Company makes solar tax equity investments in renewable energy solar partnerships that support the development and operations of solar projects throughout the county. As of December 31, 2024, the Company has funded a total of $314.8 million in tax equity investments which remain outstanding for itself and $271.4 million on behalf of its syndication partners, for a funded total of $586.2 million. These investments provide a federal income tax credit under the Internal Revenue Code, currently equaling 30% to 70% of the eligible project cost, with the tax credit available when the project is placed in service. The Company is then allowed to reduce its tax estimates paid to the U.S. Treasury based on the credits earned. In addition to the credits, the Company structures the investments to receive quarterly distributions of cash from the operating earnings of the solar project for a period of at least five years after the project is placed in service. After that period, the contractual agreements typically provide for the Company’s entire interest in the projects to be sold at the fair market value of the discounted forecasted future cash flows allocable to the Company. Based on the timing of when the Company funds a project and decreases its tax estimate to the U.S. Treasury due to earning of the tax credit, the net amount of capital funded to solar tax equity investments at any point in time is not significant and has a minimal impact on the Company’s liquidity. As of December 31, 2024, the Company is committed to fund an additional $55.6 million directly in solar tax equity investments and $36.4 million will be funded by its syndication partners, for a total commitment of $92.0 million.
Liquidity Impact Related to ALLO
Upon the deconsolidation of ALLO on December 21, 2020, the Company recorded its 45% voting membership interests in ALLO at fair value, and accounts for such investment under the HLBV method of accounting. In addition, the Company recorded its remaining non-voting preferred membership units of ALLO at fair value, and accounts for such investment as a separate equity investment. As of December 31, 2024, the outstanding preferred membership interests of ALLO held by the Company were $225.6 million. The accrued preferred return capitalizes to preferred membership interests annually on each December 31. On January 1, 2025, the preferred annual return on $169.1 million of preferred membership interests of ALLO increased to 13.50%, commencing July 1, 2025, the return will increase to 15.00%, commencing January 1, 2026, the preferred return will increase to 17.50%, and beginning on January 1, 2027 and on each January 1 of each calendar year thereafter, the annual return will increase by an additional 2.50%. During 2024, the Company purchased an additional $53.1 million of preferred membership interests in ALLO, which earn a preferred annual return of 20.00%. Including the accrued preferred return of $3.4 million that was capitalized on December 31, 2024, the updated balance of preferred membership interests that earns at 20.00% was $56.5 million as of December 31, 2024.
If ALLO needs additional capital to support its growth in existing or new markets, the Company has the option to contribute additional capital to maintain its voting equity interest and/or may purchase additional preferred membership interests that include a preferred return. In addition to equity contributions, ALLO has issued debt to fund its growth. As of December 31, 2024, ALLO has $1.14 billion (par value) of debt outstanding. Nelnet continues to work with ALLO and SDC, a third-party global digital infrastructure investor that holds a significant investment in ALLO, to explore various funding and capital options to support ALLO’s growth.
As part of the ALLO recapitalization transaction in December 2020, the Company and SDC entered into an agreement in which the Company has a contingent obligation to pay SDC an amount up to $35.0 million in the event the Company disposes of its voting membership interests of ALLO that it holds, and realizes from such disposition certain targeted return levels. As of December 31, 2024, the estimated fair value of the contingent payment is $8.3 million.
Liquidity Impact Related to Hedging Activities
The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity.
All Non-Nelnet Bank over-the-counter derivative contracts executed by the Company are cleared post-execution at a regulated clearinghouse. Clearing is a process by which a third party, the clearinghouse, steps in between the original counterparties and guarantees the performance of both, by requiring that each post liquid collateral on an initial (initial margin) and mark-to-market (variation margin) basis to cover the clearinghouse’s potential future exposure in the event of default. Nelnet Bank derivative contracts have protection against counterparty risk provided by International Swaps and Derivatives Association, Inc. agreements. The agreements require collateral to be exchanged based on the net fair value of derivatives with each counterparty. The Company’s exposure related to the Nelnet Bank derivatives is limited to the value of the derivative contracts in a gain position, less any collateral held by us.
Based on the derivative portfolio outstanding as of December 31, 2024, the Company does not anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to make variation margin payments to its third-party clearinghouse and/or payments to its counterparties for its non-centrally cleared derivatives. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to make variation margin payments to its third-party clearinghouse and/or collateral payments to it non-centrally cleared counterparties. The variation margin and collateral payments, if significant, could negatively impact the Company's liquidity and capital resources. In addition, clearing rules require the Company to post amounts of liquid collateral when executing new derivative instruments, which could prevent or limit the Company from utilizing additional derivative instruments to manage interest rate sensitivity and risks. See note 5 of the notes to consolidated financial statements included in this report for additional information on the Company's derivative portfolio.
Unsecured Line of Credit
As discussed above, the Company has a $495.0 million unsecured line of credit with a maturity date of September 22, 2026. As of December 31, 2024, the unsecured line of credit had no amount outstanding and $495.0 million was available for future use. Upon the maturity date of this facility, there can be no assurance that the Company will be able to maintain this line of credit, increase or maintain the amount outstanding under the line, or find alternative funding if necessary.
Stock Repurchases
The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2025. As of December 31, 2024, 3,341,735 shares remained authorized for repurchase under the Company's stock repurchase program. Shares may be repurchased from time to time on the open market, in private transactions (including with related parties), or otherwise, depending on various factors, including share prices and other potential uses of liquidity.
Shares repurchased by the Company during 2024 and 2023 are shown below, and include shares repurchased under the Company's stock repurchase program and shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Certain of these repurchases were made pursuant to trading plans adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share) (a)

Year ended December 31, 2024	894,108	$83,290	$93.15
Year ended December 31, 2023	336,943	28,028	83.18
(a)     The average price of shares repurchased includes excise taxes.
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
Dividends
Dividends of $0.28 per share on the Company’s Class A and Class B common stock were paid on March 15, 2024, June 14, 2024, September 13, 2024, and December 16, 2024.
The Company's Board of Directors declared a first quarter 2025 cash dividend on the Company's Class A and Class B common stock of $0.28 per share. The dividend will be paid on March 14, 2025, to shareholders of record at the close of business on February 28, 2025.
The Company plans to continue making regular quarterly dividend payments, subject to future earnings, capital requirements, financial condition, and other factors.

CRITICAL ACCOUNTING ESTIMATES
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
On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most “critical” - that is, they are most important to the portrayal of the Company’s financial condition and results of operations and they require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has identified the allowance for loan losses as a critical accounting estimate.
Allowance for Loan Losses
The allowance for loan losses represents the Company’s estimate of the expected lifetime credit losses inherent in loan receivables as of the balance sheet date. The adequacy of the allowance for loan losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain. Such assumptions are discussed below, and such uncertainty is due in part to the fact that the weighted average maturity of the Company’s loan portfolio is approximately 12 years, and actual credit losses will be affected by, among other things, future economic conditions and future personal financial situations for borrowers, over that extended time frame. Changes in the Company’s assumptions affect “provision for loan losses” on the Company’s consolidated statements of income and the “allowance for loan losses” contained within “loans and accrued interest receivable, net” on the Company’s consolidated balance sheets. For additional information regarding the Company’s allowance for loan losses, see notes 2 and 3 of the notes to consolidated financial statements included in this report.
The Company estimates the allowance for loan losses for receivables that share similar risk characteristics based on a collective assessment using a combination of measurement models and management judgment. The models consider factors such as historical trends in credit losses, recent portfolio performance, and forward-looking macroeconomic conditions. The models vary by portfolio type including FFELP, private education, and consumer and other loans. If management does not believe the models reflect lifetime expected credit losses for the portfolio, an adjustment is made to reflect management judgment regarding qualitative factors including economic uncertainty, observable changes in portfolio performance, and other relevant factors.
The Company’s allowance for loan losses is based on various assumptions including: probability of default; loss given default; exposure at default; net loss rates for its consumer portfolio; contractual terms, including prepayments; forecast period; reversion method; reversion period; and macroeconomic factors, including unemployment rates, gross domestic product, and the consumer price index.
The allowance for loan losses is made at a specific point in time and based on relevant information as discussed above. The allowance for loan losses is maintained at a level management believes is appropriate to provide for expected lifetime credit losses inherent in loan receivables as of the balance sheet date. This evaluation is inherently subjective because it requires numerous estimates made by management. These estimates are subjective in nature and involve uncertainties and matters of significant judgment. Changes in estimates could significantly affect the Company's recorded balance for the allowance for loan losses. For additional information regarding changes in the Company’s allowance for loan losses for the years ended December 31, 2024, 2023, and 2022, see the caption “Activity in the Allowance for Loan Losses” in note 3 of the notes to consolidated financial statements included in this report.
The Company considers a range of economic scenarios in its determination of the allowance for loan losses. These scenarios are constructed with interrelated projections of multiple economic variables, and loss estimates are produced that consider the historical correlation of those economic variables with credit losses, and also the expectation that conditions will eventually normalize over the longer run. Under the range of economic scenarios considered, the allowance for loan losses would have been lower by $13 million (11%) or higher by $10 million (9%). This range reflects the sensitivity of the allowance for loan losses specifically related to the scenarios and weights considered as of December 31, 2024, and does not consider other potential adjustments that could increase or decrease loss estimates calculated using alternative economic scenarios.

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
In November 2024, the FASB issued accounting guidance to increase disclosure requirements primarily through enhanced disclosures about types of expenses (including employee compensation, depreciation, and amortization) in commonly presented expense captions. This guidance will be effective for the Company for fiscal years beginning after December 15, 2026. The guidance is required to be applied prospectively with the option for retrospective application. Management is currently evaluating the impact this guidance will have on the disclosures included in the notes to the consolidated financial statements.
There are no other recently issued, but not yet adopted, accounting pronouncements which are expected to have a material impact on the Company’s consolidated financial statements and related disclosures.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(All dollars are in thousands, except share amounts, unless otherwise noted)
The Company’s consolidated balance sheets include assets and liabilities whose fair values are subject to market risks, primarily interest rate risk. The following sections address the interest rate risk associated with our relevant business activities.
Interest Rate Risk - AGM Operating Segment
AGM’s primary market risk exposure arises from fluctuations in its borrowing and lending rates, the spread between which could impact AGM due to shifts in market interest rates.
The following table sets forth AGM’s loan assets and debt instruments by rate characteristics:

	As of December 31, 2024		As of December 31, 2023
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$814,843	9.1%	$510,666	4.2%
Variable-rate loan assets	8,141,025	90.9	11,538,796	95.8
Total	$8,955,868	100.0%	$12,049,462	100.0%

Fixed-rate debt instruments	$399,994	4.8%	$561,557	4.8%
Variable-rate debt instruments	7,958,357	95.2	11,142,596	95.2
Total	$8,358,351	100.0%	$11,704,153	100.0%
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
No variable rate floor income was earned by the Company in 2024 or 2023.
A summary of fixed rate floor income earned by the AGM operating segment follows.

	Year ended December 31,
	2024	2023
Fixed rate floor income, gross	$1,249	2,169
Derivative settlements (a)	4,288	23,044
Fixed rate floor income, net	$5,537	25,213
(a)    Derivative settlements consist of settlements received related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
Gross fixed rate floor income decreased in 2024 compared with 2023 due to higher interest rates in 2024 compared with 2023.
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
The decrease in net derivative settlements received by the Company during 2024 compared with 2023, was due to a decrease in the notional amount of derivatives outstanding and less favorable terms on the $400.0 million of notional derivatives entered into in 2023 compared with the $2.8 billion notional derivatives that were terminated due to an increase in interest rates from when the terminated derivatives were initially executed.
The following table shows AGM’s federally insured student loan assets that were earning fixed rate floor income as of December 31, 2024:

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
7.0 - 7.49%	7.38%	4.74%	$612
7.5 - 7.99%	7.79%	5.15%	63,377
8.0 - 8.99%	8.18%	5.54%	213,173
> 9.0%	9.06%	6.42%	90,280
			$367,442
(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of December 31, 2024, the weighted average estimated variable conversion rate was 5.69% and the short-term interest rate was 499 basis points.

AGM is also exposed to interest rate risk in the form of repricing risk and basis risk because the interest rate characteristics of AGM’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents AGM’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of December 31, 2024.

Index	Frequency of variable resets	Assets	Funding of student loan assets
30-day average SOFR (a)	Daily	$7,850,229	—
3-month H15 financial commercial paper	Daily	271,536	—
3-month Treasury bill	Daily	266,799	—
30-day average SOFR / 1-month CME Term SOFR	Monthly	—	4,964,666
90-day average SOFR / 3-month CME Term SOFR (a)	Quarterly	—	1,959,158
Asset-backed commercial paper / SOFR (b)	Varies	—	853,165
Fixed rate	—	—	346,359
Auction-rate (c)	Varies	—	36,395
Other (d)	—	794,450	1,023,271
		$9,183,014	9,183,014
(a)    The Company has certain basis swaps outstanding in which the Company receives and pays the term adjusted SOFR plus the tenor spread adjustment to LIBOR (the "1:3 Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the 1:3 Basis Swaps outstanding as of December 31, 2024.

Maturity	Notional amount (i)
2026	$1,150,000
2027	250,000
$1,400,000
(i)    The weighted average rate paid by the Company on the 1:3 Basis Swaps as of December 31, 2024 was the term adjusted SOFR (plus the tenor spread adjustment relating to LIBOR) plus 10.4 basis points.

(b)    The interest rate on the Company's FFELP warehouse facilities is indexed to asset-backed commercial paper rates and daily SOFR.
(c)    As of December 31, 2024, the Company was sponsor for $36.4 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (the “Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to SOFR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
(d)    Assets include accrued interest receivable and restricted cash. Funding represents overcollateralization (equity), and other liabilities included in FFELP loan asset-backed securitizations and warehouse facilities.
The following table summarizes the effect on the Company’s consolidated earnings based upon a sensitivity analysis performed on AGM’s variable rate assets (including loans earning fixed rate floor income) and liabilities. The sensitivity analysis was performed assuming the funding index changes 10 basis points and 30 basis points while holding the asset index constant, if the funding index is different than the asset index.

	Asset and funding index mismatches
	Increase of 10 basis points		Increase of 30 basis points		Increase of 10 basis points		Increase of 30 basis points
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Year ended December 31, 2024				Year ended December 31, 2023
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(3,480)	(1.5)%	$(10,437)	(4.6)%	$(4,564)	(6.2)%	$(13,692)	(18.4)%
Impact of derivative settlements	1,835	0.8	5,505	2.4	3,150	4.2	9,450	12.7
Increase (decrease) in net income before taxes	$(1,645)	(0.7)%	$(4,932)	(2.2)%	$(1,414)	(2.0)%	$(4,242)	(5.7)%
Increase (decrease) in basic and diluted earnings per share	$(0.03)		$(0.10)		$(0.03)		$(0.09)

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
The following table presents Nelnet Bank's loan assets, asset-backed security investments, and deposits (including intercompany deposits) by rate characteristics:

	As of December 31, 2024		As of December 31, 2023
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$505,539		$424,284
Fixed-rate investments	90,303		34,644
Total fixed-rate assets	595,842	42.8%	458,928	47.7%
Variable-rate loan assets	139,058		8,588
Variable-rate investments	656,794		495,004
Total variable rate assets	795,852	57.2	503,592	52.3
Total assets	$1,391,694	100.0%	$962,520	100.0%

Fixed-rate deposits	$449,706	35.8%	$280,736	33.1%
Variable-rate deposits (a)	804,916	64.2	566,828	66.9
Total deposits	$1,254,622	100.0%	$847,564	100.0%
(a)    Nelnet Bank uses derivative instruments to hedge exposure to variability in cash flows of variable rate deposits to minimize the exposure to volatility in cash flows from future changes in interest rates. The derivatives are not reflected in the above table. See note 5 of the notes to the consolidated financial statements included in this report for a summary of Nelnet Bank's derivatives outstanding as of December 31, 2024.
Interest Rate and Market Risk - Investments
The following table presents the rates earned on the Company’s available-for-sale debt securities (investments) and debt facilities used to fund a portion of such investments. The table below excludes securities (investments) held by Nelnet Bank.

	Year ended December 31,
	2024			2023
	Average balance	Interest income/ expense	Average yields/ rates	Average balance	Interest income/ expense	Average yields/ rates
Investments:
Asset-backed securities available-for-sale (a) (b)	$783,806	49,325	6.28%	$985,367	62,209	6.31%

Debt funding asset-backed securities available-for-sale:
Participation agreement - variable rate (c)	$4,335	261	6.00%	$115,420	6,207	5.38%
Repurchases agreements - variable rate (d)	101,905	7,035	6.88	381,378	23,540	6.17
	$106,240	7,296	6.85	$496,798	29,747	5.99
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
(b)    The majority of the Company’s asset-backed securities earn floating rates with expected returns of approximately SOFR + 100 to 350 basis points to maturity. As of December 31, 2024, $226.1 million (par value) of the Company’s asset-backed securities earn a weighted average fixed rate of 3.60%.
(c)    Interest incurred by the Company on amounts borrowed under the participation agreement is at a variable rate of SOFR + 62.5 basis points.
(d)    Interest incurred by the Company on amounts that were borrowed under repurchase agreements were at a variable rate of SOFR + 100 to 140 basis points.

The Company’s portfolio of asset-backed investment securities has limited liquidity, and the Company could incur a significant loss if the investments were sold prior to maturity at an amount less than the original purchase price. As of December 31, 2024, the gross unrealized loss on the Company’s available-for-sale debt securities was $20.7 million, and the aggregate fair value of available-for-sale debt securities with unrealized losses was $370.0 million. The Company currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses. See note 6 of the notes to consolidated financial statements included in this report for additional information.
Consolidated Sensitivity Analysis
The following table summarizes the effect on the Company’s consolidated earnings, based upon a sensitivity analysis performed on the Company’s significant interest-earning assets and interest-bearing liabilities assuming hypothetical increases and decreases in interest rates of 100 basis points and 300 basis points while funding spreads remain constant.

	Interest rates
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from decrease of 100 basis points		Change from decrease of 300 basis points
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Year ended December 31, 2024
Effect on earnings:
AGM Operating Segment (a)	$6,507		$25,369		$1,186		$12,374
Nelnet Bank Operating Segment (b)	(542)		(1,627)		542		1,627
NFS Other Operating Segments (c)	5,837		17,512		(5,837)		(17,512)
ETSP Operating Segment (d)	5,932		17,795		(5,932)		(17,795)
Corporate and Other Activities (d)	1,026		3,077		(1,026)		(3,077)
Increase (decrease) in net income before taxes	$18,760	8.2%	62,126	27.2%	(11,067)	(4.8)%	(24,383)	(10.7)%
Increase (decrease) in basic and diluted earnings per share	$0.39		$1.29		$(0.23)		$(0.51)
(a)Impact associated with variable rate loans and variable rate bonds and notes payable, including the impact of derivative settlements.
(b)Impact associated with variable rate loans and debt securities (investments) and variable rate deposits, including the impact of derivative settlements.
(c)Impact associated with variable rate debt securities (investments) and debt facilities used to fund a portion of such investments.
(d)Impact associated with interest earning operating and restricted cash accounts.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2024. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2024 based on the criteria for effective internal control described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2024, the Company's internal control over financial reporting is effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in their report included herein.
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

Opinion on Internal Control Over Financial Reporting
We have audited Nelnet, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements), and our report dated February 27, 2025 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Lincoln, Nebraska
February 27, 2025
ITEM 9B. OTHER INFORMATION
During the fourth quarter of 2024, no information was required to be disclosed in a report on Form 8-K, but not reported.
Rule 10b5-1 Trading Plans
During the fourth quarter of 2024, none of the Company's officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans, or any non-Rule 10b5-1 trading arrangement.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item will be included in the Company’s definitive Proxy Statement to be filed on Schedule 14A with the SEC, no later than 120 days after the end of the Company's fiscal year, relating to the Company's 2025 Annual Meeting of Shareholders scheduled to be held on May 15, 2025 (the “Proxy Statement”), and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table summarizes information about compensation plans under which equity securities are authorized for issuance.
Equity Compensation Plan Information

	As of December 31, 2024
Plan category	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	—	—	1,153,382	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	1,153,382
(1) Includes 670,329, 193,797, and 289,256 shares of Class A Common Stock remaining available for future issuance under the Nelnet, Inc. Restricted Stock Plan, Nelnet, Inc. Directors Stock Compensation Plan, and Nelnet, Inc. Employee Share Purchase Plan, respectively.
The remaining information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.
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

10.5+
Nelnet, Inc. Employee Share Purchase Plan, as amended through March 17, 2011, filed as Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference.

10.6+
Nelnet, Inc. Restricted Stock Plan, as amended and restated through May 16, 2024, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 21, 2024 and incorporated herein by reference.

10.7+
Nelnet, Inc. Directors Stock Compensation Plan, as amended and restated as of May 18, 2023, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on May 22, 2023 and incorporated herein by reference.

10.8+
Nelnet, Inc. Executive Officers Incentive Compensation Plan, as amended and restated as of May 18, 2023, filed as Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed on May 22, 2023 and incorporated herein by reference.

10.9++
Student Loan Servicing Contract between the United States Department of Education and Nelnet Diversified Solutions, LLC, filed as Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 25, 2023 and incorporated herein by reference.

10.10
Form of Modification of Contract dated effective as of October 10, 2023 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference.

10.11
Form of Modification of Contract dated effective as of October 11, 2023 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 and incorporated herein by reference.

10.12
Form of Modification of Contract dated effective as of December 15, 2023 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.29 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.

10.13
Form of Modification of Contract dated effective as of December 15, 2023 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.30 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.

10.14
Form of Modification of Contract dated effective as of December 15, 2023 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.31 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.

10.15
Form of Modification of Contract dated effective as of December 15, 2023 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.32 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.

10.16
Modification of Contract dated effective as of March 26, 2024 for Student Loan Servicing Contract between the United States Department of Education and Nelnet Servicing, LLC, filed as Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 and incorporated herein by reference.

10.17#
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

10.18
Amendment No. 1 to Third Amended and Restated Credit Agreement dated as of June 22, 2023, among Nelnet, Inc., the various lender parties thereto, and U.S. Bank National Association, as Administrative Agent, filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and incorporated herein by reference.

10.19
Third Amended and Restated Guaranty dated as of September 22, 2021, by each of the subsidiaries of Nelnet, Inc. signatories thereto, in favor of U.S. Bank National Association, as Administrative Agent, filed as Exhibit 10.2 to the registrant's Current Report on Form 8-K filed on September 22, 2021 and incorporated herein by reference.

10.20
Guaranty Supplement to the Third Amended and Restated Guaranty, dated as of July 27, 2022, in favor of U.S. Bank National Association, as Administrative Agent, filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 and incorporated herein by reference.

10.21
Guarantor Consent and Reaffirmation dated as of June 22, 2023, by each of the subsidiaries of Nelnet, Inc. signatories thereto, in favor of U.S. Bank National Association, as Administrative Agent, filed as Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 and incorporated herein by reference.

10.22
Guaranty Supplement to the Third Amended and Restated Guaranty, dated as of March 15, 2024, in favor of U.S. Bank National Association, as Administrative Agent, filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 and incorporated herein by reference.

10.23
Form of Trust/Custodial/Safekeeping Agreement by and between National Education Loan Network, Inc., as Principal, and Union Bank and Trust Company, as Trustee, filed as Exhibit 10.55 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

10.24
Form of Special Investment Directions by National Education Loan Network, Inc. and its affiliates, as Principal under the Form of Trust/Custodial/Safekeeping Agreement between Principal and Union Bank and Trust Company, as Trustee, filed as Exhibit 10.56 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

10.25*
First Amended and Restated Loan Participation Agreement dated as of June 21, 2018 between Union Bank and Trust Company and Union Bank and Trust Company as trustee for National Education Loan Network, Inc.

10.26±±
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

10.27
SLABS Participation Agreement, dated effective as of May 5, 2020, by and between National Education Loan Network, Inc., and Union Bank and Trust Company, as Trustee, filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.

10.28
First Amendment of SLABS Participation Agreement, dated effective as of October 1, 2021, by and between National Education Loan Network, Inc., and Union Bank and Trust Company, as Trustee, filed as Exhibit 10.77 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.

10.29
Parent Company Agreement, dated as of June 26, 2020, by and among the Federal Deposit Insurance Corporation, Nelnet, Inc., Michael Dunlap, and Nelnet Bank, filed as Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.

10.30
Capital and Liquidity Maintenance Agreement, dated as of June 26, 2020, by and among the Federal Deposit Insurance Corporation, Nelnet, Inc., Michael Dunlap, and Nelnet Bank, filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.

10.31±±
Form of Amended & Restated Limited Liability Company Operating Agreement for solar energy investments managed by a subsidiary of Nelnet, Inc. and in which certain parties referred to therein with other relationships with Nelnet, Inc. have participated, filed as Exhibit 10.83 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.

10.32±±
Form of Management Agreement for solar energy investments managed by a subsidiary of Nelnet, Inc. and in which certain parties referred to therein with other relationships with Nelnet, Inc. have participated, filed as Exhibit 10.84 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.

19*	Nelnet, Inc. Securities Trading Policy dated February 1, 2024.

21.1*	Subsidiaries of Nelnet, Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97
Nelnet, Inc. Incentive Compensation Clawback Policy dated November 9, 2023, filed as Exhibit 97 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2023 and incorporated herein by reference.

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

Dated:	February 27, 2025
NELNET, INC.

		By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY R. NOORDHOEK	Chief Executive Officer (Principal Executive Officer)	February 27, 2025
Jeffrey R. Noordhoek

/s/ JAMES D. KRUGER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2025
James D. Kruger

/s/ MICHAEL S. DUNLAP	Executive Chairman	February 27, 2025
Michael S. Dunlap

/s/ PREETA D. BANSAL	Director	February 27, 2025
Preeta D. Bansal

/s/ MATTHEW W. DUNLAP	Director	February 27, 2025
Matthew W. Dunlap

/s/ KATHLEEN A. FARRELL	Director	February 27, 2025
Kathleen A. Farrell

/s/ DAVID S. GRAFF	Director	February 27, 2025
David S. Graff

/s/ THOMAS E. HENNING	Director	February 27, 2025
Thomas E. Henning

/s/ ADAM K. PETERSON	Director	February 27, 2025
Adam K. Peterson

/s/ KIMBERLY K. RATH	Director	February 27, 2025
Kimberly K. Rath

/s/ JONA M. VAN DEUN	Director	February 27, 2025
Jona M. Van Deun

NELNET, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Nelnet, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Nelnet, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2025 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the allowance for loan losses
As discussed in Note 3 to the consolidated financial statements, the Company's allowance for loan losses as of December 31, 2024, was $114.9 million, of which $49.1 million related to the Company's allowance for loan losses on federally insured loans and $11.1 million related to the Company's allowance for loan losses on Non-Nelnet Bank private education loans, collectively, the allowance for loan losses (the ALL). The ALL is the measure of expected credit losses on a pooled basis for those loans that share similar risk characteristics based on a collective assessment using a combination of measurement models and management judgment. The Company estimated the ALL using an undiscounted cash flow model. The Company's methodology is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. For the undiscounted cash flow models, the expected credit losses are the product of multiplying the Company's estimates of probability of default (PD), loss given default (LGD), and the exposure at default over the expected life of the loans. The undiscounted cash flow model incorporates probability weighted economic forecast scenarios and macroeconomic assumptions over the reasonable and supportable forecast periods. After the reasonable and supportable forecast periods, the Company reverts on a straight-line basis over the reversion period to its historical loss rates, evaluated over the historical observation period, for the remaining life of the loans. All such periods are established for each portfolio segment. A portion of the ALL is comprised of qualitative adjustments to historical loss experience.
We identified the assessment of the allowance for loan losses as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the ALL methodology, including the methods, models, and significant assumptions used to estimate the PD and LGD. Such assumptions included the economic forecast scenario and macroeconomic assumptions, and the reasonable and supportable forecast periods. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company's measurement of the ALL estimate, including controls over the:
•development of the ALL methodology
•continued use and appropriateness of changes made to PD and LGD models
•identification and determination of the significant assumptions used in the PD and LGD models
•performance monitoring of the PD and LGD models
•analysis of the ALL results, trends, and ratios.
We evaluated the Company's process to develop the ALL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
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
Lincoln, Nebraska
February 27, 2025

NELNET, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2024 and 2023
	2024	2023
	(Dollars in thousands, except share data)
Assets:
Loans and accrued interest receivable (net of allowance for loan losses of $114,890 and $104,643, respectively)	$9,992,744	13,108,204
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	48,838	34,912
Cash and cash equivalents - held at a related party	145,680	133,200
Total cash and cash equivalents	194,518	168,112
Investments and notes receivable:
Investments at fair value	1,160,320	1,006,810
Other investments and notes receivable, net	1,040,376	857,866
Total investments and notes receivable	2,200,696	1,864,676
Restricted cash	332,100	488,723
Restricted cash - due to customers	404,402	368,656
Accounts receivable (net of allowance for doubtful accounts of $2,877 and $4,304, respectively)	159,934	196,200
Goodwill	158,029	158,029
Intangible assets, net	36,328	44,819
Property and equipment, net	95,185	127,008
Other assets	203,817	187,957
Total assets	$13,777,753	16,712,384
Liabilities:
Bonds and notes payable	$8,309,797	11,828,393
Accrued interest payable	21,046	35,391
Bank deposits	1,186,131	743,599
Other liabilities	483,193	479,387
Due to customers	478,469	425,507
Total liabilities	10,478,636	13,512,277
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 25,634,748 shares and 26,400,630 shares, respectively	256	264
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 10,658,604 shares and 10,663,088 shares, respectively	107	107
Additional paid-in capital	7,389	3,096
Retained earnings	3,340,540	3,270,403
Accumulated other comprehensive earnings (loss), net	1,470	(20,119)
Total Nelnet, Inc. shareholders' equity	3,349,762	3,253,751
Noncontrolling interests	(50,645)	(53,644)
Total equity	3,299,117	3,200,107
Total liabilities and equity	$13,777,753	16,712,384
Supplemental information - assets and liabilities of consolidated education and other lending variable interest entities:
Loans and accrued interest receivable	$9,122,609	12,676,932
Restricted cash	287,389	451,932
Bonds and notes payable	(8,452,614)	(12,006,170)
Accrued interest payable and other liabilities	(88,200)	(135,748)
Net assets of consolidated education and other lending variable interest entities	$869,184	986,946
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2024, 2023, and 2022

	2024	2023	2022
	(Dollars in thousands, except share data)
Interest income:
Loan interest	$787,498	931,945	651,205
Investment interest	185,901	177,855	91,601
Total interest income	973,399	1,109,800	742,806
Interest expense on bonds and notes payable and bank deposits	680,537	845,091	430,137
Net interest income	292,862	264,709	312,669
Less provision for loan losses	54,607	8,115	34,973
Net interest income after provision for loan losses	238,255	256,594	277,696
Other income (expense):
Loan servicing and systems revenue	482,408	517,954	535,459
Education technology services and payments revenue	486,962	463,311	408,543
Reinsurance premiums earned	62,923	20,067	157
Solar construction revenue	56,569	31,669	24,543
Other, net	61,602	(74,327)	17,709
Loss on sale of loans, net	(1,643)	(17,662)	(8,565)
Derivative market value adjustments and derivative settlements, net	16,258	(16,701)	264,634
Total other income (expense), net	1,165,079	924,311	1,242,480
Cost of services and expenses:
Costs incurred to provide loan servicing	1,889	—	—
Cost to provide education technology services and payments	172,763	171,183	148,403
Cost to provide solar construction services	77,673	48,576	19,971
Total cost of services	252,325	219,759	168,374
Salaries and benefits	576,931	591,537	589,579
Depreciation and amortization	58,116	79,118	74,077
Reinsurance losses and underwriting expenses	55,246	16,781	154
Other expenses	189,503	173,070	170,624
Total operating expenses	879,796	860,506	834,434
Impairment expense and provision for beneficial interests	42,629	31,925	15,523
Total expenses	1,174,750	1,112,190	1,018,331
Income before income taxes	228,584	68,715	501,845
Income tax expense	52,669	19,385	113,100
Net income	175,915	49,330	388,745
Net loss attributable to noncontrolling interests	8,130	40,496	18,154
Net income attributable to Nelnet, Inc.	$184,045	89,826	406,899
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$5.02	2.40	10.82
Weighted average common shares outstanding - basic and diluted	36,642,533	37,416,621	37,603,033
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2024, 2023, and 2022
	2024		2023		2022
	(Dollars in thousands)
Net income		$175,915		49,330		388,745
Other comprehensive income (loss):
Net changes related to foreign currency translation adjustments	$	11		(10)		(9)
Net changes related to available-for-sale debt securities:
Unrealized holding gains (losses) arising during period, net	33,479		18,379		(58,946)
Reclassification of (gains) losses recognized in net income, net	(4,534)		3,504		(5,902)
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	779		202		—
Income tax effect	(7,134)	22,590	(5,301)	16,784	15,564	(49,284)
Net changes related to equity method investee's other comprehensive income:
(Loss) gain on cash flow hedge	(1,331)		622		3,452
Income tax effect	319	(1,012)	(149)	473	(829)	2,623
Other comprehensive income (loss)		21,589		17,247		(46,670)
Comprehensive income		197,504		66,577		342,075
Comprehensive loss attributable to noncontrolling interests		8,130		40,496		18,154
Comprehensive income attributable to Nelnet, Inc.		$205,634		107,073		360,229

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years ended December 31, 2024, 2023, and 2022
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Noncontrolling interests	Total equity
		Class A	Class B
	(Dollars in thousands, except share data)
Balance as of December 31, 2021	—	27,239,654	10,676,642	$—	272	107	1,000	2,933,807	9,304	(859)	2,943,631
Net income (loss)	—	—	—	—	—	—	—	406,899	—	(18,154)	388,745
Other comprehensive loss	—	—	—	—	—	—	—	—	(46,670)	—	(46,670)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	67,003	67,003
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(56,586)	(56,586)
Cash dividends on Class A and Class B common stock - $0.98 per share	—	—	—	—	—	—	—	(36,608)	—	—	(36,608)
Issuance of common stock, net of forfeitures	—	376,348	—	—	4	—	7,477	—	—	—	7,481
Compensation expense for stock based awards	—	—	—	—	—	—	13,888	—	—	—	13,888
Repurchase of common stock	—	(1,162,533)	—	—	(11)	—	(21,256)	(76,418)	—	—	(97,685)
Conversion of common stock	—	8,182	(8,182)	—	—	—	—	—	—	—	—
Balance as of December 31, 2022	—	26,461,651	10,668,460	—	265	107	1,109	3,227,680	(37,366)	(8,596)	3,183,199
Net income (loss)	—	—	—	—	—	—	—	89,826	—	(40,496)	49,330
Other comprehensive income	—	—	—	—	—	—	—	—	17,247	—	17,247
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	101,237	101,237
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(105,789)	(105,789)
Cash dividends on Class A and Class B common stock - $1.06 per share	—	—	—	—	—	—	—	(39,419)	—	—	(39,419)
Issuance of common stock, net of forfeitures	—	270,550	—	—	3	—	6,165	—	—	—	6,168
Compensation expense for stock based awards	—	—	—	—	—	—	16,162	—	—	—	16,162
Repurchase of common stock	—	(336,943)	—	—	(4)	—	(20,340)	(7,684)	—	—	(28,028)
Conversion of common stock	—	5,372	(5,372)	—	—	—	—	—	—	—	—
Balance as of December 31, 2023	—	26,400,630	10,663,088	—	264	107	3,096	3,270,403	(20,119)	(53,644)	3,200,107
Net income (loss)	—	—	—	—	—	—	—	184,045	—	(8,130)	175,915
Other comprehensive income	—	—	—	—	—	—	—	—	21,589	—	21,589
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	84,770	84,770
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(75,734)	(75,734)
Cash dividends on Class A and Class B common stock - $1.12 per share	—	—	—	—	—	—	—	(40,836)	—	—	(40,836)
Issuance of common stock, net of forfeitures	—	123,742	—	—	1	—	5,140	—	—	—	5,141
Compensation expense for stock based awards	—	—	—	—	—	—	11,702	—	—	—	11,702
Repurchase of common stock	—	(894,108)	—	—	(9)	—	(12,549)	(70,732)	—	—	(83,290)
Conversion of common stock	—	4,484	(4,484)	—	—	—	—	—	—	—	—
Acquisition of remaining 20% of GRNE Solar, net of tax	—	—	—	—	—	—	—	(2,340)	—	2,093	(247)
Balance as of December 31, 2024	—	25,634,748	10,658,604	$—	256	107	7,389	3,340,540	1,470	(50,645)	3,299,117

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2024, 2023, and 2022
	2024	2023	2022
	(Dollars in thousands)
Net income attributable to Nelnet, Inc.	$184,045	89,826	406,899
Net loss attributable to noncontrolling interests	(8,130)	(40,496)	(18,154)
Net income	175,915	49,330	388,745
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	132,527	145,393	176,248
Loan discount and deferred lender fees accretion	(54,053)	(30,813)	(67,480)
Provision for loan losses	54,607	8,115	34,973
Derivative market value adjustments	(10,124)	41,773	(231,691)
Proceeds from termination of derivative instruments	—	164,079	91,786
Proceeds from (payments to) clearinghouse - initial and variation margin, net	2,374	(213,923)	148,691
Loss on sale of loans, net	1,643	17,662	8,565
(Gain) loss on investments, net	(7,952)	122,492	31,264
Proceeds from sale of equity securities, net of purchases	137	75	42,841
Deferred income tax (benefit) expense	(21,621)	(52,331)	34,516
Non-cash compensation expense	12,045	16,476	14,176
Impairment expense and provision for beneficial interests	42,629	29,539	15,523
Changes in operating assets and liabilities:
Decrease (increase) in loan and investment accrued interest receivable	220,938	47,217	(38,500)
Decrease (increase) in accounts receivable	36,106	(1,356)	(26,358)
Decrease (increase) in other assets, net	64,842	3,891	(11,783)
Decrease in the carrying amount of ROU asset, net	3,864	4,881	5,702
(Decrease) increase in accrued interest payable	(14,536)	(658)	31,483
Increase in other liabilities	27,356	85,537	40,001
Decrease in the carrying amount of lease liability	(3,807)	(5,352)	(5,642)
Total adjustments	486,975	382,697	294,315
Net cash provided by operating activities	662,890	432,027	683,060
Cash flows from investing activities, net of acquisitions:
Purchases and originations of loans, including purchase of student loan residual interests	(973,942)	(1,202,557)	(1,460,328)
Net proceeds from loan repayments, claims, and capitalized interest	3,179,752	2,559,384	4,394,183
Proceeds from sale of loans	694,250	553,018	123,129
Purchases of available-for-sale securities	(603,552)	(581,522)	(1,029,438)
Proceeds from sales of available-for-sale securities	445,946	963,117	511,124
Proceeds from beneficial interest in loan securitizations	52,234	32,149	21,531
Purchases of other investments and issuance of notes receivable	(483,714)	(344,918)	(263,346)
Proceeds from other investments and repayments of notes receivable	97,884	42,257	66,368
Purchases of held-to-maturity debt securities	—	(12,425)	(240)
Redemption of held-to-maturity debt securities	24,778	4,579	3,500
Purchases of property and equipment	(20,903)	(74,052)	(59,421)
Business acquisitions, net of cash and restricted cash acquired	—	—	(34,036)
Net cash provided by investing activities	$2,412,733	1,939,030	2,273,026

NELNET, INC. AND SUBSIDIARIES (Continued)
Consolidated Statements of Cash Flows
Years ended December 31, 2024, 2023, and 2022
	2024	2023	2022
	(Dollars in thousands)
Cash flows from financing activities, net of acquisitions:
Payments on bonds and notes payable	$(3,644,658)	(3,606,160)	(4,339,164)
Proceeds from issuance of bonds and notes payable	30,652	761,182	1,301,554
Payments of debt issuance costs	(2,327)	(5,744)	(3,795)
Increase in bank deposits, net	442,532	52,277	347,007
Increase (decrease) in due to customers	52,999	77,182	(17,670)
Dividends paid	(40,836)	(39,419)	(36,608)
Repurchases of common stock	(83,290)	(28,028)	(97,685)
Proceeds from issuance of common stock	1,946	1,780	1,633
Acquisition of noncontrolling interest	(325)	—	—
Issuance of noncontrolling interests	79,625	88,389	55,777
Distribution to noncontrolling interests	(5,975)	(4,657)	(3,548)
Net cash used in financing activities	(3,169,657)	(2,703,198)	(2,792,499)
Effect of exchange rate changes on cash and restricted cash	(437)	16	(160)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(94,471)	(332,125)	163,427
Cash, cash equivalents, and restricted cash, beginning of period	1,025,491	1,357,616	1,194,189
Cash, cash equivalents, and restricted cash, end of period	$931,020	1,025,491	1,357,616

Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$651,471	781,307	350,662
Cash disbursements made for income taxes, net of refunds and credits received (a)	$15,238	47,589	57,705
Cash disbursements made for operating leases	$4,795	6,550	6,797
Non-cash operating, investing, and financing activity:
ROU assets obtained in exchange for lease obligations	$1,331	18,860	7,728
Receipt of beneficial interest in consumer loan securitizations as consideration from sale of loans	$12,493	89,130	19,069
Receipt of asset-backed investment securities as consideration from sale of loans	$10,000	66,546	13,806
Student loans and other assets acquired	$121,634	—	—
Borrowings and other liabilities assumed in acquisition of student loans	$54,662	—	—
Distribution to noncontrolling interests	$69,759	101,132	53,038
Issuance of noncontrolling interests	$5,145	12,848	11,226
(a) For 2024, 2023, and 2022 the Company utilized $53.8 million, $104.6 million, and $11.2 million of federal and state tax credits, respectively, related primarily to renewable energy.
Supplemental disclosures of non-cash activities regarding the Company's business acquisitions are contained in note 7.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows.

	As of	As of	As of	As of
	December 31, 2024	December 31, 2023	December 31, 2022	December 31, 2021
Total cash and cash equivalents	$194,518	168,112	118,146	125,563
Restricted cash	332,100	488,723	945,159	741,981
Restricted cash - due to customers	404,402	368,656	294,311	326,645
Cash, cash equivalents, and restricted cash	$931,020	1,025,491	1,357,616	1,194,189
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

1. Description of Business
Nelnet, Inc. and its subsidiaries (“Nelnet” or the “Company”) is a diversified hybrid holding company with primary businesses being consumer lending, loan servicing, payments, and technology – with many of these businesses serving customers in the education space. The largest operating businesses engage in loan servicing and education technology services and payments. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes and manages investments to further diversify both within and outside of its historical core education-related businesses including, but not limited to, investments in a fiber communications company (ALLO), early-stage and emerging growth companies (venture capital investments), real estate, reinsurance, and renewable energy (solar). Substantially all revenue from external customers is earned, and all long-lived assets are located, in the United States.
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
Subsequent to the Reconciliation Act of 2010, the Company no longer originates FFELP loans. However, a significant portion of the Company's income continues to be derived from its existing FFELP student loan portfolio. Interest income on the Company's existing FFELP loan portfolio will decline over time as the portfolio is paid down. To reduce its reliance on interest income from FFELP loans, the Company has expanded its services and products. This expansion has been accomplished through internal growth and innovation as well as business and certain investment acquisitions. The Company is also actively expanding its private education and consumer loan portfolios, or investment interests therein, and as part of this strategy launched Nelnet Bank in 2020. In addition, the Company has been servicing federally owned student loans for the Department since 2009.
The Company's reportable operating segments include:
• Loan Servicing and Systems (LSS)
• Education Technology Services and Payments (ETSP)
• Asset Generation and Management (AGM), part of the Nelnet Financial Services (NFS) division
• Nelnet Bank, part of the NFS division
A description of each reportable operating segment is included below. See note 16 for additional information on the Company's segment reporting.
Loan Servicing and Systems
The primary service offerings of the Loan Servicing and Systems reportable operating segment (referred to as Nelnet Diversified Services (NDS)) include:
•Servicing federally owned student loans for the Department
•Servicing FFELP loans
•Servicing private education and consumer loans
•Providing backup servicing for FFELP, private education, and consumer loans
•Providing student loan servicing software and other information technology products and services
•Providing outsourced services including contact center, processing, and administrative services
LSS provides for the servicing of the Company's student loan portfolio and the portfolios of third parties. The loan servicing activities include loan conversion activities, application processing, borrower updates, customer service, payment processing, due diligence procedures, funds management reconciliations, and claim processing. These activities are performed internally for the Company's portfolio, in addition to generating external fee revenue when performed for third-party clients. In addition, LSS

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

provides backup servicing to third parties, which allows a transfer of the customer’s servicing volume to the Company’s platform and becoming a full servicing customer if their existing servicer cannot perform their duties.
Nelnet Servicing, LLC (Nelnet Servicing), a subsidiary of the Company, is one of the current five private sector entities that have student loan servicing contracts with the Department to service loans that include Federal Direct Loan Program loans originated directly by the Department and FFEL Program loans purchased by the Department.
LSS also provides student loan servicing software, which is used internally and licensed to third-party student loan holders and servicers. These software systems have been adapted so that they can be offered as hosted servicing software solutions usable by third parties to service various types of student loans, including Federal Direct Loan Program and FFEL Program loans.
This segment also provides business process outsourcing primarily specializing in contact center management. The contact center solutions and services include taking inbound calls, helping with outreach campaigns and sales, interacting with customers through multi-channels, and processing and administrative services.
Education Technology Services and Payments
The Education Technology Services and Payments reportable operating segment (referred to as Nelnet Business Services (NBS)) provides education and payment technology and services for K-12 schools, higher education institutions, churches, and businesses in the United States and internationally. NBS provides service and technology under four divisions as described below.
FACTS provides solutions that elevate the educational experience in the K-12 private and faith-based markets for school administrators, teachers, and families. FACTS offers a comprehensive suite of services and technology in the following categories: (i) financial management, including tuition payment plans, incidental billing, payment forms, advanced accounting, financial needs assessments (grant and aid), and a donation platform; (ii) education technology, including a school management platform and application and enrollment services; and (iii) education services.
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
Nelnet International provides its services and technology internationally, primarily in Australia, New Zealand, and the Asia-Pacific region. Nelnet International serves customers in the education, local government, and health care industries. Nelnet International’s suite of services include (i) an integrated commerce payment platform, financial management and tuition payment plan services, and (ii) a school management platform that provides administrative, information management, financial management, and communication functions for K-12 schools.
Nelnet Financial Services
Nelnet Financial Services is a division of the Company that includes the following reportable operating segments:
•Asset Generation and Management
•Nelnet Bank
Asset Generation and Management
The Company's Asset Generation and Management reportable operating segment includes the acquisition, management, and ownership of the Company's loan assets (excluding loan assets held by Nelnet Bank). Substantially all loan assets included in this segment are student loans originated under the FFEL Program, including the Stafford Loan Program, the PLUS Loan program, and loans that reflect the consolidation into a single loan of certain previously separate borrower obligations (“consolidation” loans). AGM also acquires private education, consumer, and other loans, or investment interests therein. AGM generates a substantial portion of its earnings from the spread, referred to as loan spread, between the yield it receives on its loan portfolio and the associated costs to finance such portfolio. The loan assets are primarily held in a series of lending subsidiaries and associated securitization trusts designed specifically for this purpose. In addition to the loan spread earned on

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

its portfolio, all costs and activity associated with managing the portfolio, such as servicing of the assets, debt maintenance, and administration costs, are included in this segment.
In addition to ownership of loan assets, AGM has partial ownership in consumer, private education, and federally insured student loan third-party securitizations. These residual interests were acquired by AGM or have been received in consideration of AGM selling portfolios of loans to unrelated third parties who securitized such loans. AGM’s partial ownership percentage in each loan securitization grants AGM the right to receive the corresponding percentage of cash flows generated by the securitization. Income generated by these investment interests is considered investment interest income and is not a component of the Company’s loan interest income.
Nelnet Bank
Nelnet Bank operates as an internet Utah-chartered industrial bank franchise with a home office in Salt Lake City, Utah. Nelnet Bank is focused on the private education and unsecured consumer loan marketplace.
NFS Other Operating Segments
NFS’s other operating segments that are not reportable include:
•The operating results of Whitetail Rock Capital Management, LLC (WRCM), the Company's U.S. Securities and Exchange Commission (SEC)-registered investment advisor subsidiary
•The operating results of Nelnet Insurance Services, which primarily includes multiple reinsurance treaties on property and casualty policies
•The operating results of the Company’s investment activities in real estate
•The operating results of the Company’s investment in debt securities (primarily student loan and other asset-backed securities) and interest expense incurred on debt used to finance such investments
Corporate and Other Activities
Other business activities and operating segments that are not reportable and not part of the NFS division are combined and included in Corporate and Other Activities (“Corporate”). Corporate includes the following items:
•Shared service activities related to internal audit, human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services
•Corporate costs and overhead functions not allocated to operating segments, including executive management, investments in innovation, and other holding company organizational costs
•The operating results of solar tax equity investments made by the Company and administrative and management services provided by the Company on tax equity investments made by third parties
•The operating results of Nelnet Renewable Energy, the Company’s solar engineering, procurement, and construction business
•The operating results of certain of the Company’s investment activities, including its investment in ALLO Holdings LLC, a holding company for ALLO Communications LLC (collectively referred to as “ALLO”) and early-stage and emerging growth companies (venture capital investments)
•Interest income earned on cash balances held at the corporate level and interest expense incurred on unsecured corporate related debt transactions
•Other product and service offerings that are not considered reportable operating segments
2. Summary of Significant Accounting Policies and Practices
Consolidation
The consolidated financial statements include the accounts of Nelnet, Inc. and its consolidated subsidiaries. In addition, the accounts of all variable interest entities (VIEs) of which the Company has determined that it is the primary beneficiary are

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

included in the consolidated financial statements. Amounts for noncontrolling interests reflect the share of membership interest (equity) and net income attributable to the holders of noncontrolling membership interests of non-wholly owned consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
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
VIEs - Not consolidated
The Company is not required to consolidate VIEs in which it has determined it is not the primary beneficiary. VIEs not consolidated by the Company include its equity investment in ALLO, solar tax equity investments, beneficial interest in loan securitizations, and an equity investment in a certain co-investment fund.
ALLO
As of December 31, 2024, the Company owned 45% of the economic rights of ALLO and has a disproportionate 43% of the voting rights related to all operating decisions for ALLO's business. ALLO provides pure fiber optic service to homes and businesses for internet, television, and telephone services. See note 6 for the Company’s carrying value of its voting interest and non-voting preferred membership investments, which is the Company’s maximum exposure to loss.
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
As part of the ALLO recapitalization transaction, the Company and SDC entered into an agreement in which the Company has a contingent obligation to pay SDC an amount up to $35.0 million in the event the Company disposes of its voting membership interests of ALLO that it holds, and realizes from such disposition certain targeted return levels. The estimated fair value of the contingent payment was $8.3 million and $9.8 million as of December 31, 2024 and 2023, respectively, which is included in “other liabilities” on the consolidated balance sheets.
Solar Tax Equity Investments
The Company makes solar tax equity investments in entities that promote renewable energy sources. The Company’s investments in these entities generate a return primarily through the realization of federal income tax credits, operating cash flows, and other tax benefits, such as tax deductions from operating losses of the investments, over specified time periods. These investments are included in "other investments and notes receivable, net" on the consolidated balance sheets. As of December 31, 2024, the Company has invested a total of $314.8 million and its third-party investors have invested $271.4

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

million in tax equity investments that remain outstanding in renewable energy solar partnerships that support the development and operations of solar projects throughout the country. The carrying value of these investments is reduced by tax credits earned when the solar project is placed in service. The Company’s unfunded capital and other commitments related to these unconsolidated VIEs are accrued when the solar project is placed in service and are included in “other liabilities” on the consolidated balance sheets.
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
The following table presents a summary of solar investment VIEs that the Company has not consolidated, excluding all third-party investor impacts:

	As of December 31,
	2024	2023
Investment carrying amount	$(87,853)	(77,402)
Tax credits subject to recapture	173,822	153,699
Unfunded capital and other commitments	55,662	82,046
Company’s maximum exposure to loss	$141,631	158,343
As of December 31, 2024, the Company is committed to fund an additional $92.0 million on new tax equity investments, of which $36.4 million is expected to be provided by syndication partners.
Beneficial Interest in Loan Securitizations
The Company has partial ownership in consumer, private education, and federally insured student loan third-party securitizations that are classified as “beneficial interest in loan securitizations” and included in “other investments and notes receivable, net” on the Company’s consolidated balance sheets. These residual interests were acquired by AGM or have been received in consideration of AGM selling portfolios of loans to unrelated third parties who securitized such loans. For certain transactions, the Company is the sponsor and as sponsor, is required to provide a certain level of risk retention. To satisfy this requirement, the Company has purchased bonds issued in the securitizations, which are classified as available-for-sale investments. See note 6 for the Company’s carrying value of its beneficial interest in loan securitization investments and the carrying value and fair value of bonds held as risk retention. The carrying value of its beneficial interest in loan securitization investments and bonds held as risk retention is the Company’s maximum exposure to loss.
Fund Investment
During 2024, the Company acquired an equity interest in a certain co-investment fund, which has a carrying value of $48.5 million at December 31, 2024. Such investment is classified within “venture capital, funds, and other” in note 6, and is included in “other investments and notes receivable, net” on the Company’s consolidated balance sheets. The Company’s maximum exposure to loss related to this investment is its current carrying value plus the Company’s unfunded commitment to the fund of $1.5 million.

Reclassification and Immaterial Error Corrections
Certain amounts previously reported have been reclassified to conform to the current period presentation. These reclassifications include:
•Reclassifying “investments at fair value” and “other investments and notes receivable, net” that were previously included in “investments and notes receivable” and “restricted investments” on the Company’s consolidated balance sheet;
•Reclassifying “reinsurance premiums earned” and “reinsurance losses and underwriting expenses” as new line items on the Company’s consolidated statements of income, which were previously included in “other, net” in “other income (expense)” and “other expenses” in “operating expenses,” respectively; and

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

•Reclassifying the line item “impairment expense and provision for beneficial interests” in “other income (expense)” and presenting such expense as part of “total expenses” on the Company’s consolidated statements of income.
During the second quarter of 2024, the Company identified certain immaterial errors in the previously issued consolidated financial statements that have been corrected to conform to the December 31, 2024 presentation.
Loan Sales
The Company determined the reversal of provision for loan losses resulting from the sale of loans should be presented as a reduction to the provision for loan losses rather than the historical presentation as a gain/(loss) on sale of loans included in "other income (expense)" on the consolidated statements of income. Prior period amounts have been corrected to conform to the current period presentation resulting in a reclassification of $57.3 million and $11.5 million for the years ended December 31, 2023 and 2022, respectively. This correction had no impact on previously reported consolidated assets, liabilities, equity, net income, and cash flows from operating activities.
Solar Tax Equity Investments
The Company relies on audited financial statements provided by third parties to record its share of earnings or losses on its solar tax equity investments. The Company determined that the Hypothetical Liquidation at Book Value (HLBV) method of accounting was not consistently adopted by all third parties in such audited financial statements for those solar tax equity investments made under a lease pass-through structure. The adoption of the HLBV method of accounting accelerates accounting losses in the initial years of the investment but has no impact on the overall economics of the transaction. During the second quarter of 2024, the Company fully adopted HLBV accounting for these investments and prior period amounts have been corrected, resulting in an increase in solar investment losses included in "other, net" in "other income (expense)" on the consolidated statements of income of $5.5 million and $7.6 million for the years ended December 31, 2023 and 2022, respectively, partially offset by an increase in "net loss attributable to noncontrolling interests" of $3.4 million and $7.0 million for the years ended December 31, 2023 and 2022, respectively. The after-tax net income impact to Nelnet, Inc. was a reduction of $1.7 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively. Consolidated "total equity" on the consolidated balance sheet was reduced $21.8 million as of December 31, 2023, $16.7 million as of December 31, 2022, and $9.2 million as of December 31, 2021, with the 2021 impact reflecting the cumulative impact of this correction through such date.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, reported amounts of revenues and expenses, and other disclosures. Actual results may differ from those estimates.
Loans Receivable
Loans consist of federally insured student, private education, consumer, and other loans. If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and carried at amortized cost. Amortized cost includes the unamortized premium or discount and capitalized origination costs and fees, all of which are amortized to interest income. Loans which are held for investment also have an allowance for loan loss as needed. Any loans the Company has the ability and intent to sell are classified as held for sale and are carried at the lower of cost or fair value. Loans which are held for sale do not have the associated premium or discount and origination costs and fees amortized into interest income and there is also no related allowance for loan losses. In addition, once a loan is classified as held for sale, any allowance for loan losses that existed immediately prior to the reclassification to held for sale is reversed through provision. There were no loans classified as held for sale as of December 31, 2024 and 2023.
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
Loans also include private education, consumer, and other loans. Private education loans are loans to students or their families that are non-federal loans and loans not insured or guaranteed under the FFEL Program. These loans are used primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans, or borrowers' personal resources. The terms of the private education loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to thirty years. The private education loans are not covered by a guarantee or collateral in the event of borrower default. Consumer loans are unsecured loans to an individual for personal, family, or household purposes. The terms of the consumer loans, which vary on an individual basis, generally provide for repayment in weekly or monthly installments of principal and interest over a period of up to six years. Other loans consist of home equity lines of credit and small business loans. Home equity loans are made to an individual primarily for debt consolidation purposes using equity in the borrower’s home as security in the form of primarily second liens. These loans typically have a revolving draw period of five years and a repayment period at the end of the draw period of five to ten years. Principal and interest payments are generally required to be made during the draw and repayment periods. Small business loans have no stated coupon rate but the borrower is charged a one-time lender fee that is accreted to interest income over the estimated life of the loan. Minimum payments on such loans are due every 60 days.
For loan modifications, the Company evaluates whether a loan modification represents a new loan or a continuation of an existing loan. Modifications of federally insured loans are driven by the Higher Education Act; thus, the Company does not consider these events as part of its loan modification programs. Administrative forbearances (e.g. bankruptcy, military service, death and disability, and disaster forbearance) are required by law and therefore are also not considered as part of the Company's loan modification programs. The Company does offer payment delays in the form of deferments or forbearances on certain private education and consumer loan programs for short-term periods. The Company generally considers payment delays to be insignificant when the delay is 3 months or less. The amortized cost of the Company’s private education and consumer loans in which the borrower is experiencing financial difficulty and the financial effect of such loan modifications is not material.
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
The Company determines its estimated credit losses for the following financial assets as follows:
Loans receivable
The Company aggregates loans with similar risk characteristics into pools to estimate its expected credit losses. The Company evaluates such pooling decisions each quarter and makes adjustments as risk characteristics change. Management has determined that the federally insured, private education, and consumer and other loan portfolios each meet the definition of a

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

portfolio segment, which is defined as the level at which an entity develops and documents a systematic method for determining its allowance for loan losses. Accordingly, the portfolio segment disclosures are presented on this basis in note 3 for each of these portfolios. The Company does not disaggregate its portfolio segment loan portfolios into classes of financing receivables.
The Company utilizes an undiscounted cash flow methodology in determining its lifetime expected credit losses on its federally insured and private education loan portfolios and a remaining life methodology for its consumer and other loan portfolios. For the undiscounted cash flow models, the expected credit losses are the product of multiplying the Company’s estimates of probability of default and loss given default and the exposure of default over the expected life of the loans. For the remaining life method, the expected credit losses are the product of multiplying the Company’s estimated net loss rate by the exposure at default over the expected life of the loans. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current economic conditions, and reasonable and supportable forecasts. The Company has determined that, for modeling current expected credit losses, the Company can reasonably estimate expected losses that incorporate current economic conditions and forecasted probability weighted economic scenarios up to a one-year period. Macroeconomic factors used in the models include such variables as unemployment rates, gross domestic product, and consumer price index. After the "reasonable and supportable" period, the Company reverts to its actual long-term historical loss experience in the historical observation period. The Company uses a straight-line reversion method over two years. Historical credit loss experience provides the basis for the estimation of expected credit losses. A portion of the allowance is comprised of qualitative adjustments to historical loss experience.
Qualitative adjustments consider the following factors, as applicable, for each of the Company’s loan portfolios: student loans in repayment versus those in non-paying status; delinquency status; type of private education, consumer, or other loan program; trends in defaults in the portfolio based on Company and industry data; past experience; trends in federally insured student loan claims rejected for payment by guarantors; changes in federal student loan programs; and other relevant qualitative factors.
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
Purchased Loans Receivable with Credit Deterioration (PCD)
The Company has purchased loans that have experienced more than insignificant credit deterioration since origination. A variety of factors are considered when identifying PCD loans, including, but not limited to delinquency, status, FICO scores, and other qualitative factors. These PCD loans are recorded at the amount paid. An allowance for loan losses is determined using the same methodology as for other loans held for investment. The sum of the loans’ purchase price and allowance for loan losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized or accreted into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through provision expense.

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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Cash and Cash Equivalents
The Company considers all investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include amounts due to Nelnet Bank from the Federal Reserve Bank of $30.5 million and $7.0 million as of December 31, 2024 and 2023, respectively.
Investments
The Company accounts for purchases and sales of Non-Nelnet Bank debt securities on a settlement-date basis and Nelnet Bank debt securities on a trade-date basis. When an investment is sold, the cost basis is determined through specific identification of the security sold. The Company classifies its debt securities as either available-for-sale or held-to-maturity. Securities classified as available-for-sale are carried at fair value, with the changes in fair value, net of taxes, carried as a separate component of shareholders’ equity. The amortized cost of debt securities in this classification is adjusted for amortization of premiums and accretion of discounts, which are amortized using the effective interest rate method. For available-for-sale debt securities where fair value is less than amortized cost, credit-related impairment, if any, is recognized through an allowance for credit losses and adjusted each period for changes in credit risk. Securities in which the Company has the intent and ability to hold until maturity are classified as held-to-maturity. These securities are carried at amortized cost, with expected future credit losses, if any, recognized through an allowance for credit losses.
The Company classifies its residual interest in consumer, private education, and federally insured student loan securitizations as held-to-maturity beneficial interest investments. The Company measures accretable yield initially as the excess of all cash flows expected to be collected attributable to the beneficial interest estimated at the acquisition/transaction date over the initial investment and recognizes interest income over the life of the beneficial interest using the effective interest method. The Company continues to update, over the life of the beneficial interest, the expectation of cash flows to be collected. Beneficial interest investments are evaluated for impairment by comparing the carrying value of the investment to the present value of the cash flows expected to be collected at the current financial reporting date. If the carrying value is less than the present value of cash flows expected to be collected and the Company determines a credit loss has occurred, the Company records an allowance for credit losses for the difference. Subsequent favorable changes, if any, decrease the allowance for credit losses.
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
The Company accounts for its qualifying solar tax equity investments under the proportional amortization method (PAM). The Company evaluates each solar tax equity investment to determine if it meets the qualifications to apply the PAM. For qualifying investments, the Company uses the flow-through method of accounting to account for the related tax credit. The flow-through method requires an investor to amortize the cost of its investment through income tax expense (or benefit) as an offset to the nonrefundable income tax credits and other income tax benefits, such as tax deductions from operating losses of the investment.
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
In accordance with local insurance regulations, Nelnet Insurance Service’s consolidated captive insurance companies are required to hold collateral in third-party trusts related to its reinsurance treaties on property and casualty policies. The cash and investments in such trusts are classified by the Company as restricted. Restricted investments include student loan asset-backed securities classified as available-for-sale. In addition, Nelnet Insurance Services retains cash it collects on behalf of its third parties to which it has retroceded a portion of its exposure.
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
A portion of cash collected for customers in the Company's Education Technology Services and Payments operating segment are held at Nelnet Bank, in which Nelnet Bank can use these cash deposits for general operating purposes and is no longer considered restricted. As of December 31, 2024 and 2023, $22.5 million and $57.5 million, respectively, of cash collected for customers is held at Nelnet Bank.
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
For the 2024, 2023, and 2022 annual reviews of goodwill, the Company assessed qualitative factors, with the exception of one reporting unit in 2023, and concluded it was not more likely than not that the fair value of its reporting units was less than their carrying amount. As such, except for the one reporting unit in 2023, no further impairment analysis was required. For the one reporting unit identified in 2023 that the Company concluded it was more likely than not that the fair value was less than its carrying amount, the Company performed a quantitative impairment test and concluded there was an impairment. See note 11 for additional information.
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
Leases may include one or more options to renew, with renewal terms that can be extended. The exercise of lease renewal options for the majority of leases is at the Company's discretion. Renewal options that the Company is reasonably certain to exercise are included in the lease term. Certain leases include escalating rental payments or rental payments adjusted

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

periodically for inflation. None of the lease agreements include any residual value guarantees, a transfer of title, or a purchase option that is reasonably certain to be exercised.
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
Fair value is defined as the price to sell an asset or transfer a liability in an orderly transaction between willing and able market participants. In general, the Company's policy in estimating fair values is to first look at observable market prices for identical assets and liabilities in active markets, where available. When these are not available, other inputs are used to model fair value, such as prices of similar instruments, yield curves, volatilities, prepayment speeds, default rates, and credit spreads, relying first on observable data from active markets. Depending on current market conditions, additional adjustments to fair value may be based on factors such as liquidity, credit, and bid/offer spreads. In some cases, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Transaction costs are not included in the determination of fair value. When possible, the Company seeks to validate the model's output to market transactions. Depending on the availability of observable inputs and prices, different valuation models could produce materially different fair value estimates. The values presented may not represent future fair values and may not be realizable. Additionally, there may be inherent weaknesses in any calculation technique, and changes in the underlying assumptions used, including discount rates and estimates of future cash flows, could significantly affect the estimates of current or future values.
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
The Company recognizes an asset for the incremental costs of obtaining and/or fulfilling a contract with a customer if it expects the benefit of those costs to be longer than one year. Capitalized costs of obtaining and/or fulfilling a contract are amortized over the estimated life of the customer.
Additional information related to revenue earned in its Asset Generation and Management, Nelnet Bank, and Nelnet Insurance Services operating segments is provided below. See note 17 for additional information related to the Company's fee-based operating segments.
Loan interest income - The Company recognizes loan interest income as earned, net of amortization of loan premiums and deferred origination costs and the accretion of loan discounts and lender fees. Loan interest income is recognized based upon the expected yield of the loan after giving effect to interest rate reductions resulting from borrower utilization of incentives such as timely payments ("borrower benefits") and other yield adjustments. Loan premiums or discounts, deferred origination costs, lender fees, and borrower benefits are amortized/accreted over the estimated life of the loans, which includes an estimate of forecasted payments in excess of contractually required payments (the constant prepayment rate).
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
The constant prepayment rate currently used by the Company to amortize/accrete federally insured loan premiums/discounts is 6% for both federally insured consolidation and Stafford loans. The Company periodically evaluates the assumptions used to estimate the life of the loans and prepayment rates. In instances where there are changes to the assumptions, amortization/accretion is adjusted on a cumulative basis to reflect the change since the acquisition of the loan. During the second quarter of 2024, the Company changed its estimate of the constant prepayment rate on its consolidation loans from 5% to 6%, which resulted in a $0.8 million increase to the Company’s net loan discount balance and a corresponding decrease to interest income. During the fourth quarter of 2022, the Company changed its estimate of the constant prepayment rate on its Stafford loans from 5% to 6% and on its consolidation loans from 4% to 5%, which resulted in a $8.4 million decrease to the Company’s net loan discount balance and a corresponding increase to interest income.
The Company also pays the Department an annual 105 basis point rebate fee on Consolidation loans. These rebate fees are netted against loan interest income.
Reinsurance premiums earned and related expenses - The Company earns reinsurance premiums on prospective property and casualty reinsurance contracts over the loss exposure or coverage period in proportion to the level of protection provided. Reinsurance premiums are recognized as income, net of amounts ceded to reinsurers, over the terms of the related contracts and

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

polices, which is generally pro rata over a policy period of 12 months. Unearned premiums represent the portion of premiums written related to the unexpired terms of contracts and policies in force.
Acquisition costs are incurred when a contract or policy is issued and only the direct incremental costs related to the successful acquisition of new and renewal contract or policies are deferred and amortized over the same period in which the related premiums are earned. Acquisition costs consist principally of commissions and brokerage expenses and are shown net of commissions and brokerage expenses earned on ceded reinsurance.
The reserve for claims and claim expenses includes estimates for unpaid claims and claim expenses on reported losses as well as an estimate of losses incurred but not reported. The reserve is based on individual claims, case reserves, and other reserve estimates reported by insureds and ceding companies, and represents the estimated ultimate payment amounts. Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors which could vary significantly as claims are settled. The reserves are adjusted regularly based upon experience. The Company performs a continuing review of its claims and claim expenses, including its reserving techniques and the impact of retroceded risk. Retrocession reinsurance treaties do not relieve the Company of its obligation to direct writing companies. The reserves are also reviewed regularly by qualified actuaries employed or contracted by the Company. Since the reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in such estimated reserves are included in the consolidated statements of income in the period in which the estimates are changed. Such changes in estimates could occur in a future period and may be material to the Company’s results of operations and financial position in such period.
Deposits and Interest Expense
Deposits are interest-bearing deposits and primarily consist of brokered certificates of deposit (CDs), retail and other savings deposits and CDs, and intercompany deposits. Retail and other savings deposits include deposits from Educational 529 College Savings plans, Health Savings plans, retirement savings plans, Short Term Federal Investment Trust (STFIT), commercial and consumer savings, and FDIC sweep deposits. Union Bank and Trust Company (“Union Bank”), a related party, is the program manager for the Educational 529 College Savings plans and trustee for the STFIT. CDs are accounts that have a stipulated maturity and interest rate. For savings accounts, the depositor may be required to give written notice of any intended withdrawal no less than seven days before the withdrawal is made. Generally, early withdrawal of brokered CDs is prohibited (except in the case of death or legal incapacity).
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
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Unless an investment qualifies for proportional amortization, the Company uses the deferred method of accounting for its credits related to state tax incentives and investments that generate investment tax credits. The investment tax credits are recognized as a reduction to the related asset.
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
The Company also has a directors stock compensation plan pursuant to which directors can elect to receive their annual retainer fees in the form of fully vested shares of Class A common stock, and also elect to defer receipt of such shares until the termination of their service on the board of directors. The fair value of grants under this plan is determined on the grant date based on the Company's stock price and is expensed over the board member's annual service period.
Restructuring Activities
From time to time, the Company may implement plans to restructure the business. In conjunction with these restructuring plans, involuntary benefit arrangements, and certain other costs that are incremental and incurred as a direct result of the restructuring plans, are recognized as restructuring charges. See note 11 for additional information.

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

	As of	As of
	December 31, 2024	December 31, 2023
Non-Nelnet Bank:
Federally insured loans:
Stafford and other	$2,108,960	2,936,174
Consolidation	6,279,604	8,750,033
Total	8,388,564	11,686,207
Private education loans	221,744	277,320
Consumer and other loans (a)	345,560	85,935
Non-Nelnet Bank loans	8,955,868	12,049,462
Nelnet Bank:
Private education loans	482,445	360,520
Consumer and other loans (a)	162,152	72,352
Nelnet Bank loans	644,597	432,872
Accrued interest receivable	549,283	764,385
Loan discount and deferred lender fees, net of unamortized loan premiums and deferred origination costs	(42,114)	(33,872)
Allowance for loan losses:
Non-Nelnet Bank:
Federally insured loans	(49,091)	(68,453)
Private education loans	(11,130)	(15,750)
Consumer and other loans	(38,468)	(11,742)
Non-Nelnet Bank allowance for loan losses	(98,689)	(95,945)
Nelnet Bank:
Private education loans	(10,086)	(3,347)
Consumer and other loans	(6,115)	(5,351)
Nelnet Bank allowance for loan losses	(16,201)	(8,698)
	$9,992,744	13,108,204
(a) During 2024, Nelnet Bank sold a $65.1 million consumer loan portfolio to the Company’s AGM (non-Nelnet Bank) operating segment.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes the allowance for loan losses as a percentage of the ending loan balance for each of the Company's loan portfolios.

	As of	As of
	December 31, 2024	December 31, 2023
Non-Nelnet Bank:
Federally insured loans (a)	0.59%	0.59%
Private education loans	5.02%	5.68%
Consumer and other loans (b)	11.13%	13.66%
Nelnet Bank:
Private education loans	2.09%	0.93%
Consumer and other loans (b)	3.77%	7.40%
(a)    As of December 31, 2024 and 2023, the allowance for loan losses as a percent of the risk sharing component of federally insured student loans not covered by the federal guaranty was 20.6% and 21.8%, respectively.
(b)    Decrease as of December 31, 2024 compared with 2023 was due to the change in the mix of loans outstanding at the end of each period reported.
Loan Sales
During 2024, 2023, and 2022, the Company sold $726.6 million, $728.1 million, and $167.0 million of loans, respectively, and recognized net losses of $1.6 million, $17.7 million, and $8.6 million, respectively. Consumer loans sold by the Company during these periods were to non-affiliated third parties who securitized such loans. As partial consideration received for the majority of such loan portfolio sales, the Company received residual interest in the third parties’ loan securitizations that are included in "other investments and notes receivable, net" on the Company's consolidated balance sheets.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Activity in the Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio segment.

	Balance at beginning of period	Provision (negative provision) for loan losses (a)	Charge-offs	Recoveries	Initial allowance on loans purchased with credit deterioration	Loan sales	Balance at end of period
	Year ended December 31, 2024
Non-Nelnet Bank:
Federally insured loans	$68,453	(917)	(18,445)	—	—	—	49,091
Private education loans	15,750	(392)	(5,045)	817	—	—	11,130
Consumer and other loans	11,742	29,000	(11,033)	1,349	—	7,410	38,468
Nelnet Bank:
Private education loans	3,347	7,830	(3,084)	762	1,231	—	10,086
Consumer and other loans	5,351	18,918	(11,091)	347	—	(7,410)	6,115
	$104,643	54,439	(48,698)	3,275	1,231	—	114,890

	Year ended December 31, 2023
Non-Nelnet Bank:
Federally insured loans	$83,593	4,303	(19,593)	—	6	144	68,453
Private education loans	15,411	2,865	(3,306)	780	—	—	15,750
Consumer and other loans	30,263	(7,528)	(12,467)	1,474	—	—	11,742
Nelnet Bank:
Federally insured loans	170	(14)	(12)	—	—	(144)	—
Private education loans	2,390	2,171	(1,214)	—	—	—	3,347
Consumer and other loans	—	6,245	(1,775)	881	—	—	5,351
	$131,827	8,042	(38,367)	3,135	6	—	104,643
	Year ended December 31, 2022
Non-Nelnet Bank:
Federally insured loans	$103,381	3,731	(24,181)	—	662	—	83,593
Private education loans	16,143	2,487	(3,879)	656	—	4	15,411
Consumer and other loans	6,481	26,915	(3,725)	592	—	—	30,263
Nelnet Bank:
Federally insured loans	268	(93)	(5)	—	—	—	170
Private education loans	840	1,860	(306)	—	—	(4)	2,390
	$127,113	34,900	(32,096)	1,248	662	—	131,827

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

(a) Once a loan is classified as held for sale, any allowance for loan losses that existed immediately prior to the reclassification to held for sale is reversed through provision. The following table presents the reduction to provision for loan losses as a result of the loan sales described under "Loan Sales" above.

	Provision for current period	Loan sale reduction to provision	Provision (negative provision) for loan losses

	Year ended December 31, 2024
Non-Nelnet Bank
Consumer and other loans	$42,529	(13,529)	29,000

	Year ended December 31, 2023
Non-Nelnet Bank
Consumer and other loans	$49,807	(57,335)	(7,528)

	Year ended December 31, 2022
Non-Nelnet Bank
Consumer and other loans	$38,383	(11,468)	26,915
The following table summarizes annualized net charge-offs as a percentage of average loans for each of the Company's loan portfolios.

	Year ended December 31,
	2024	2023	2022
Non-Nelnet Bank:
Federally insured loans	0.18%	0.15%	0.15%
Private education loans	1.70%	0.99%	1.18%
Consumer and other loans	7.58%	5.67%	2.05%
Nelnet Bank:
Federally insured loans	—	0.02%	0.01%
Private education loans	0.60%	0.34%	0.10%
Consumer and other loans	6.69%	2.64%	—
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
During the years ended December 31, 2023 and 2024, the Company recorded a provision for loan losses primarily due to the establishment of an initial allowance for consumer and other loans originated and acquired during the period. During 2024, additional provision was also recorded on a pool of consumer loans at both Nelnet Bank and AGM (Non-Nelnet Bank) in which loss expectations increased during the period.
During 2022, 2023 and 2024, provision for loan losses was offset by the amortization of the federally insured loan portfolio; and during 2022 and 2023 by an increase in expected prepayments as a result of continued initiatives offered and proposed by the Department for FFELP borrowers to consolidate their loans into Federal Direct Loan Program loans with the Department.
Unfunded Loan Commitments
As of December 31, 2024 and 2023, Nelnet Bank had a liability of approximately $326,000 and $158,000, respectively, related to $40.7 million and $12.3 million, respectively, of unfunded private education, consumer, and other loan commitments. When a new loan commitment is made, the Company records an allowance that is included in "other liabilities" on the consolidated balance sheet by recording a provision for loan losses. When the loan is funded, the Company transfers the liability to the allowance for loan losses. Below is a reconciliation of the provision for loan losses reported in the consolidated statements of income.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31,
	2024	2023	2022
Provision for loan losses from allowance activity table above	$54,439	8,042	34,900
Provision for unfunded loan commitments	168	73	73
Provision for loan losses reported in consolidated statements of income	$54,607	8,115	34,973
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

	As of December 31,
	2024			2023			2022
Federally insured loans - Non-Nelnet Bank:
Loans in-school/grace/deferment (a)	$376,765	4.5%		$522,304	4.5%		$637,919	4.7%
Loans in forbearance (b)	586,412	7.0		979,588	8.4		1,103,181	8.1
Loans in repayment status:
Loans current	6,374,897		85.9%	8,416,624		82.6%	10,173,859		86.0%
Loans delinquent 31-60 days (c)	243,348		3.3	377,108		3.7	415,305		3.5
Loans delinquent 61-90 days (c)	166,474		2.2	254,553		2.5	253,565		2.2
Loans delinquent 91-120 days (c)	113,838		1.5	187,145		1.9	180,029		1.5
Loans delinquent 121-270 days (c)	380,823		5.1	685,829		6.7	534,410		4.5
Loans delinquent 271 days or greater (c)(d)	146,007		2.0	263,056		2.6	268,205		2.3
Total loans in repayment	7,425,387	88.5	100.0%	10,184,315	87.1	100.0%	11,825,373	87.2	100.0%
Total federally insured loans	8,388,564	100.0%		11,686,207	100.0%		13,566,473	100.0%
Accrued interest receivable	540,272			757,713			808,150
Loan discount, net of unamortized premiums and deferred origination costs	(21,513)			(28,963)			(35,468)
Allowance for loan losses	(49,091)			(68,453)			(83,593)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$8,858,232			$12,346,504			$14,255,562
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment (a)	$5,997	2.7%		$9,475	3.4%		$12,756	5.1%
Loans in forbearance (b)	2,089	0.9		2,529	0.9		2,017	0.8
Loans in repayment status:
Loans current	206,825		96.8%	257,639		97.1%	232,539		97.9%
Loans delinquent 31-60 days (c)	3,424		1.6	3,395		1.3	2,410		1.0
Loans delinquent 61-90 days (c)	1,275		0.6	1,855		0.7	767		0.3
Loans delinquent 91 days or greater (c)	2,134		1.0	2,427		0.9	1,894		0.8
Total loans in repayment	213,658	96.4	100.0%	265,316	95.7	100.0%	237,610	94.1	100.0%
Total private education loans	221,744	100.0%		277,320	100.0%		252,383	100.0%
Accrued interest receivable	2,019			2,653			2,146
Loan discount, net of unamortized premiums	(6,350)			(8,037)			(38)
Allowance for loan losses	(11,130)			(15,750)			(15,411)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$206,283			$256,186			$239,080

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	As of December 31,
	2024			2023			2022
Consumer and other loans - Non-Nelnet Bank:
Loans in deferment	$150	0.0%		$146	0.2%		$109	0.0%
Loans in repayment status:
Loans current	335,355		97.1%	81,195		94.6%	346,812		98.9%
Loans delinquent 31-60 days (c)	3,667		1.1	2,035		2.4	1,906		0.5
Loans delinquent 61-90 days (c)	2,143		0.6	1,189		1.4	764		0.2
Loans delinquent 91 days or greater (c)	4,245		1.2	1,370		1.6	1,324		0.4
Total loans in repayment	345,410	100.0	100.0%	85,789	99.8	100.0%	350,806	100.0	100.0%
Total consumer and other loans	345,560	100.0%		85,935	100.0%		350,915	100.0%
Accrued interest receivable	1,868			861			3,658
Loan discount and deferred lender fees, net of unamortized premiums	(10,713)			(2,474)			(588)
Allowance for loan losses	(38,468)			(11,742)			(30,263)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses	$298,247			$72,580			$323,722

Private education loans - Nelnet Bank (e):
Loans in-school/grace/deferment (a)	$31,674	6.6%		$19,089	5.3%		$11,580	3.3%
Loans in forbearance (b)	3,061	0.6		1,285	0.4		864	0.2
Loans in repayment status:
Loans current	439,569		98.2%	338,448		99.5%	340,830		99.8%
Loans delinquent 30-59 days (c)	4,327		1.0	839		0.2	167		0.1
Loans delinquent 60-89 days (c)	1,497		0.3	253		0.1	32		0.0
Loans delinquent 90 days or greater (c)	2,317		0.5	606		0.2	409		0.1
Total loans in repayment	447,710	92.8	100.0%	340,146	94.3	100.0%	341,438	96.5	100.0%
Total private education loans	482,445	100.0%		360,520	100.0%		353,882	100.0%
Accrued interest receivable	4,103			2,023			1,152
Loan discount, net of unamortized premiums and deferred origination costs	(4,581)			5,608			5,360
Allowance for loan losses	(10,086)			(3,347)			(2,390)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$471,881			$364,804			$358,004

Consumer and other loans - Nelnet Bank (e):
Loans in deferment	$5,186	3.2%		$103	0.1%
Loans in repayment status:
Loans current	155,772		99.2%	69,584		96.3%
Loans delinquent 30-59 days (c)	803		0.5	1,075		1.5
Loans delinquent 60-89 days (c)	243		0.2	941		1.3
Loans delinquent 90 days or greater (c)	148		0.1	649		0.9
Total loans in repayment	156,966	96.8	100.0%	72,249	99.9	100.0%
Total consumer and other loans	162,152	100.0%		72,352	100.0%
Accrued interest receivable	1,021			575
Loan premium, net of unaccreted discount	1,043			(6)
Allowance for loan losses	(6,115)			(5,351)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses	$158,101			$67,570
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
(c)    The period of delinquency is based on the number of days scheduled payments are contractually past due and relate to repayment loans, that is, receivables not charged off, and not in-school, grace, deferment, or forbearance.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

FICO Scores
An additional key credit quality indicator for Nelnet Bank private education and consumer loans is FICO scores at the time of origination or purchase. The following tables highlight the principal balance of Nelnet Bank's portfolios, by year of origination, stratified by FICO score at the time of origination.
Nelnet Bank Private Education Loans

	Loan balance as of December 31, 2024
	2024	2023	2022	2021	2020	Prior years	Total
FICO at origination or purchase:
Less than 705	$2,566	3,578	4,759	4,182	331	15,485	30,901
705 - 734	3,736	8,874	19,666	7,531	426	12,349	52,582
735 - 764	4,398	8,629	29,918	12,775	1,286	17,920	74,926
765 - 794	4,600	6,115	46,340	24,073	1,105	23,867	106,100
Greater than 794	9,971	15,471	67,454	49,408	4,406	63,258	209,968
No FICO score available or required (a)	2,476	5,492	—	—	—	—	7,968
	$27,747	48,159	168,137	97,969	7,554	132,879	482,445

	Loan balance as of December 31, 2023
	2023	2022	2021	2020	Total
FICO at origination or purchase:
Less than 705	$3,840	5,495	4,647	386	14,368
705 - 734	9,534	21,961	8,805	525	40,825
735 - 764	8,648	32,969	14,910	1,358	57,885
765 - 794	5,776	52,045	27,221	1,374	86,416
Greater than 794	15,057	77,996	58,695	5,226	156,974
No FICO score available or required (a)	4,052	—	—	—	4,052
	$46,907	190,466	114,278	8,869	360,520
Nelnet Bank Consumer and Other Loans

	Loan balance as of December 31, 2024
	2024	2023	2022	2021	2020	Prior years	Total
FICO at origination:
Less than 720	$19,264	1,762	—	376	675	1,170	23,247
720 - 769	41,217	4,502	19	6,152	5,448	3,105	60,443
Greater than 769	57,323	6,577	103	5,834	2,755	1,165	73,757
No FICO score available or required (a)	3,936	437	277	55	—	—	4,705
	$121,740	13,278	399	12,417	8,878	5,440	162,152

	Loan balance as of December 31, 2023
	2023	2022	2021	Total
FICO at origination:
Less than 720	$21,412	—	—	21,412
720 - 769	33,571	51	—	33,622
Greater than 769	16,484	109	—	16,593
No FICO score available or required (a)	386	284	55	725
	$71,853	444	55	72,352
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Nonaccrual Status
The Company does not place federally insured loans on nonaccrual status due to the government guaranty. The amortized cost of private education, consumer, and other loans on nonaccrual status, as well as the allowance for loan losses related to such loans, as of December 31, 2024, 2023, and 2022 was not material.
Amortized Cost Basis by Origination Year
The following table presents the amortized cost of the Company's private education, consumer, and other loans by loan status and delinquency amount as of December 31, 2024, based on year of origination. Effective July 1, 2010, no new loan originations can be made under the FFEL Program and all new federal loan originations must be made under the Federal Direct Loan Program. As such, all the Company’s federally insured loans were originated prior to July 1, 2010.

	2024	2023	2022	2021	2020	Prior years	Total
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$—	—	460	2,401	568	2,568	5,997
Loans in forbearance	—	—	41	203	354	1,491	2,089
Loans in repayment status:
Loans current	—	198	4,226	5,567	39,446	157,388	206,825
Loans delinquent 31-60 days	—	—	—	23	446	2,955	3,424
Loans delinquent 61-90 days	—	—	12	36	5	1,222	1,275
Loans delinquent 91 days or greater	—	—	—	16	150	1,968	2,134
Total loans in repayment	—	198	4,238	5,642	40,047	163,533	213,658
Total private education loans	$—	198	4,739	8,246	40,969	167,592	221,744
Accrued interest receivable							2,019
Loan discount, net of unamortized premiums							(6,350)
Allowance for loan losses							(11,130)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$206,283
Gross charge-offs - year ended December 31, 2024	$—	—	—	90	271	4,684	5,045

Consumer and other loans - Non-Nelnet Bank:
Loans in deferment	$51	99	—	—	—	—	150
Loans in repayment status:
Loans current	284,333	47,626	2,746	342	243	65	335,355
Loans delinquent 31-60 days	1,969	1,611	60	20	6	1	3,667
Loans delinquent 61-90 days	886	1,164	83	10	—	—	2,143
Loans delinquent 91 days or greater	2,058	1,790	335	57	—	5	4,245
Total loans in repayment	289,246	52,191	3,224	429	249	71	345,410
Total consumer and other loans	$289,297	52,290	3,224	429	249	71	345,560
Accrued interest receivable							1,868
Loan discount and deferred lender fees, net of unamortized premiums							(10,713)
Allowance for loan losses							(38,468)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses							$298,247
Gross charge-offs - year ended December 31, 2024	$479	8,197	1,961	236	40	120	11,033

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	2024	2023	2022	2021	2020	Prior years	Total
Private education loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$14,402	9,733	5,942	439	219	939	31,674
Loans in forbearance	—	63	926	743	105	1,224	3,061
Loans in repayment status:
Loans current	12,802	36,592	160,467	95,821	7,105	126,782	439,569
Loans delinquent 30-59 days	209	1,087	457	715	—	1,859	4,327
Loans delinquent 60-89 days	169	176	55	42	—	1,055	1,497
Loans delinquent 90 days or greater	165	508	290	209	125	1,020	2,317
Total loans in repayment	13,345	38,363	161,269	96,787	7,230	130,716	447,710
Total private education loans	$27,747	48,159	168,137	97,969	7,554	132,879	482,445
Accrued interest receivable							4,103
Loan discount, net of unamortized premiums and deferred origination costs							(4,581)
Allowance for loan losses							(10,086)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$471,881
Gross charge-offs - year ended December 31, 2024	$113	1,010	986	342	47	586	3,084

Consumer and other loans - Nelnet Bank (a):
Loans in deferment	$5,186	—	—	—	—	—	5,186
Loans in repayment status:
Loans current	116,055	12,944	399	12,211	8,782	5,381	155,772
Loans delinquent 30-59 days	333	199	—	158	94	19	803
Loans delinquent 60-89 days	115	51	—	48	2	27	243
Loans delinquent 90 days or greater	51	84	—	—	—	13	148
Total loans in repayment	116,554	13,278	399	12,417	8,878	5,440	156,966
Total consumer and other loans	$121,740	13,278	399	12,417	8,878	5,440	162,152
Accrued interest receivable							1,021
Loan premium, net of unaccreted discount							1,043
Allowance for loan losses							(6,115)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses							$158,101
Gross charge-offs - year ended December 31, 2024	$958	9,776	—	221	45	91	11,091
(a) For the periods presented for Nelnet Bank, the delinquency bucket periods conform with the delinquency bucket periods reflected in Nelnet Bank's Call Reports filed with the Federal Deposit Insurance Corporation.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

4. Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of December 31, 2024
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$6,923,824	4.89% - 6.45%	8/26/30 - 9/25/69
Bonds and notes based on auction	36,395	5.71% - 5.72%	3/22/32 - 8/25/37
Total FFELP variable-rate bonds and notes	6,960,219
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	346,359	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facilities	853,165	4.41% - 4.69%	1/31/26 / 4/1/26
Consumer loan warehouse facilities	90,000	4.46% / 4.57%	8/1/26 / 11/13/27
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	54,973	5.90% / 6.82%	6/25/49 / 11/25/53
Fixed-rate bonds and notes issued in private education loan asset-backed securitizations	50,415	5.35% / 7.15%	12/28/43 / 11/25/53
Unsecured line of credit	—	—	9/22/26
Participation agreements	3,320	5.27% - 5.82%	5/4/25 / 1/30/33
	8,358,451
Discount on bonds and notes payable and debt issuance costs	(48,654)
Total	$8,309,797

	As of December 31, 2023
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$9,552,667	5.45% - 7.47%	8/26/30 - 9/25/69
Bonds and notes based on auction	87,360	0.00% - 6.45%	3/22/32 - 11/26/46
Total FFELP variable-rate bonds and notes	9,640,027
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	471,427	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facilities	1,398,485	5.41% / 5.70%	4/2/25 / 5/22/25
Consumer loan warehouse facility	23,691	5.70%	11/14/25
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	80,393	6.90% / 7.57%	6/25/49 / 11/25/53
Fixed-rate bonds and notes issued in private education loan asset-backed securitizations	80,130	5.35% / 7.15%	12/28/43 / 11/25/53
Unsecured line of credit	—	—	9/22/26
Participation agreements	10,063	5.58% - 6.08%	3/12/24 / 5/4/24
Repurchase agreement	208,164	6.35% - 6.81%	1/22/24 - 12/20/24
Other - due to related party (a)	5,778	5.00% - 6.05%	3/1/24 - 11/15/30
	11,918,158
Discount on bonds and notes payable and debt issuance costs	(89,765)
Total	$11,828,393
(a) Union Bank, a related party, provided funding to the Company for certain properties and solar fields. During 2024, all such loans were paid in full.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Warehouse Facilities
The Company funds a portion of its loan acquisitions using warehouse facilities. Loan warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements. The following table summarizes the Company's warehouse facilities as of December 31, 2024.

Type of loans	Maximum financing amount	Amount outstanding	Amount available	Expiration of liquidity provisions	Final maturity date	Advance rate	Advanced as equity support
FFELP (a)	$600,000	564,796	35,204	1/31/2025	1/31/2026	note (b)	$40,769
FFELP (c)	375,000	288,369	86,631	4/1/2025	4/1/2026	92%	24,186
	$975,000	853,165	121,835				$64,955
Consumer (d)	$100,000	5,000	95,000	11/13/2026	11/13/2027	70%	$2,111
Consumer (e)	125,000	85,000	40,000	1/1/2026	8/1/2026	60% - 80%	20,441
	$225,000	90,000	135,000				$22,552
(a)    During 2024, this facility was amended resulting in a reduction of the maximum financing amount from $1.25 billion to $600 million and extending the expiration of liquidity provisions and final maturity date to January 31, 2025 and January 31, 2026, respectively. On January 31, 2025, the Company extended the liquidity provisions and final maturity date on this facility to July 31, 2025 and July 31, 2026, respectively.
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
(c)    During 2024, this facility was amended resulting in a reduction of the maximum financing amount from $432 million to $375 million, and extending the expiration of liquidity provisions and final maturity date to April 1, 2025 and April 1, 2026, respectively.
(d)    During 2024, this facility was amended resulting in a reduction of the maximum financing amount from $200 million to $100 million and extending the expiration of liquidity provisions and final maturity date to November 13, 2026 and November 13, 2027, respectively.
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
On November 16, 2023, the Company completed a $189.6 million (par value) private education loan asset-backed securitization. The notes issued have a final maturity date of November 25, 2053. There were no asset-backed securitization transactions completed during the year ended December 31, 2024.
Unsecured Line of Credit
The Company has a $495.0 million unsecured line of credit that has a maturity date of September 22, 2026. As of December 31, 2024, no amount was outstanding on the line of credit and $495.0 million was available for future use.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

As of December 31, 2024, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company's other lending facilities, including its warehouse facilities. The Company's operating line of credit does not have any covenants related to unsecured debt ratings. However, changes in the Company's ratings have modest implications on the pricing level at which the Company obtains funds. A default on the Company's other debt facilities would result in an event of default on the Company's unsecured line of credit that would result in the outstanding balance on the line of credit, if any, becoming immediately due and payable.
Repurchase Agreement
The Company had a repurchase agreement with a non-affiliated third party, the proceeds of which were collateralized by certain private education loan asset-backed securities (bond investments). The outstanding balance of this facility was paid in full during the fourth quarter of 2024.
Nelnet Bank
Nelnet Bank has unsecured Federal Funds lines of credit with correspondent banks totaling $50.0 million at a stated interest rate at the time of borrowing. Nelnet Bank has also established accounts at the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB), which are secured and accept pledges of eligible securities. In addition, FFELP and private education loans are accepted as collateral for FRB borrowings. As of December 31, 2024 and 2023, Nelnet Bank had no amounts drawn on its Federal Funds, FRB, or FHLB lines of credit. As of December 31, 2024, the Bank has $115.8 million of collateral pledged with the FRB that it may borrow against.
Debt Covenants
Certain bond resolutions and related credit agreements contain, among other requirements, covenants relating to restrictions on additional indebtedness, limits as to direct and indirect administrative expenses, and maintaining certain financial ratios. The Company is in compliance with all covenants of the bond indentures and related credit agreements as of December 31, 2024.
Maturity Schedule
Bonds and notes outstanding as of December 31, 2024 are due in varying amounts as shown below.

2025	$100
2026	938,165
2027	5,000
2028	—
2029	—
2030 and thereafter	7,415,186
$8,358,451
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

	Year ended December 31,
	2024	2023	2022
Purchase price	$(7,585)	(5,112)	(67,081)
Par value	7,671	5,941	69,133
Remaining unamortized cost of issuance	(32)	(14)	(821)
Gain, net of losses	$54	815	1,231

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of December 31, 2024, the Company holds $97.5 million (par value) of its own FFELP asset-backed securities.
Debt Redemptions
During 2024 and 2023, the Company redeemed $364.6 million and $188.6 million, respectively, of FFELP loan asset-backed debt securities (bonds and notes payable) prior to their maturity. The remaining unamortized debt discount associated with these bonds was written-off, resulting in a $6.3 million and $25.9 million non-cash expense recognized in 2024 and 2023, respectively. The expense related to the acceleration of unamortized debt discount costs is included in "interest expense on bonds and notes payable and bank deposits" on the consolidated statements of income.
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
Basis Swaps
The Company earns interest on the majority of its FFELP student loan assets based on a 30-day average SOFR index while a portion of its FFELP loan assets is funded with 90-day average SOFR and 3-month CME term SOFR. Prior to the discontinuation of LIBOR on June 30, 2023, interest earned on the majority of the Company's FFELP student loan assets was indexed to the one-month LIBOR rate. Meanwhile, the Company funded a portion of its FFELP loan assets with three-month LIBOR indexed floating rate securities. The differing interest rate characteristics of the Company's loan assets versus the liabilities funding these assets results in basis risk, which impacts the Company's excess spread earned on its loans.
The Company also faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on its assets, which generally occur daily.
As of December 31, 2024, the Company’s AGM operating segment had $7.9 billion, $0.3 billion, and $0.3 billion of FFELP loans indexed to the 30-day average SOFR rate, three-month commercial paper rate, and the three-month treasury bill rate, respectively, the indices for which reset daily, and $2.0 billion of debt indexed to 90-day average SOFR and 3-month CME term SOFR, the indices for which reset quarterly, and $5.0 billion of debt indexed to 30-day average SOFR and 1-month CME term SOFR, the indices for which reset monthly.
The Company has used derivative instruments to hedge its basis risk and repricing risk. The Company has entered into basis swaps in which the Company receives and pays the term adjusted SOFR plus the tenor spread adjustment to LIBOR. Prior to the discontinuation of LIBOR on June 30, 2023, the Company received three-month LIBOR set discretely in advance and paid one-month LIBOR plus or minus a spread as defined in the agreements (the "1:3 Basis Swaps").

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes the Company’s 1:3 Basis Swaps outstanding:

	As of December 31,
	2024	2023
Maturity	Notional amount	Notional amount
2024	$—	1,750,000
2026	1,150,000	1,150,000
2027	250,000	250,000
	$1,400,000	3,150,000
The weighted average rate paid by the Company on the 1:3 Basis Swaps as of December 31, 2024 and 2023 was the term adjusted SOFR (plus the tenor spread adjustment relating to LIBOR) plus 10.4 basis points and 10.1 basis points, respectively.
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
As of December 31, 2024, 2023, and 2022, the Company had $0.4 billion, $0.3 billion, and $0.9 billion, respectively, of FFELP student loan assets that were earning fixed rate floor income.
The following table summarizes the outstanding derivative instruments used by the Company as of December 31, 2024 and 2023 to economically hedge loans earning fixed rate floor income.

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
During the first quarter of 2023, the Company received cash proceeds of $183.2 million, which included $19.1 million related to 2023 settlements, to terminate $2.8 billion in notional amount of floor income interest rate swaps prior to their final maturity.

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

	As of December 31, 2024		As of December 31, 2023
Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)	Notional amount	Weighted average fixed rate paid by the Company (a)
2028	$40,000	3.33%	$40,000	3.33%
2029	25,000	3.37	—	—
2030 (b)	50,000	3.06	50,000	3.06
2032 (c)	25,000	4.03	25,000	4.03
2033 (d)	25,000	3.90	25,000	3.90
	$165,000	3.44%	$140,000	3.46%
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

	As of December 31,
	2024	2023	2024	2023
	Fair value of asset derivatives		Fair value of liability derivatives
Interest rate swaps - Nelnet Bank	$3,232	452	53	1,976

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Income
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income.

	Year ended December 31,
	2024	2023	2022
Settlements:
1:3 basis swaps	$929	1,544	(206)
Interest rate swaps - floor income hedges	4,288	23,044	33,149
Interest rate swaps - Nelnet Bank	917	484	—
Total settlements - income	6,134	25,072	32,943
Change in fair value:
1:3 basis swaps	(860)	(567)	2,262
Interest rate swaps - floor income hedges	6,282	(39,683)	229,429
Interest rate swaps - Nelnet Bank	4,702	(1,523)	—
Total change in fair value - income (expense)	10,124	(41,773)	231,691
Derivative market value adjustments and derivative settlements, net - income (expense)	$16,258	(16,701)	264,634
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

6. Investments and Notes Receivable
A summary of the Company's “total investments and notes receivable” follows:

	As of December 31, 2024				As of December 31, 2023
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investments (at fair value):
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan	$188,386	5,804	(896)	193,294	271,479	4,883	(5,393)	270,969
FFELP loan and other debt securities - restricted (a)	98,914	3,151	(78)	101,987	16,993	1,069	(93)	17,969
Private education loan (b)	237,288	—	(18,118)	219,170	281,791	—	(28,874)	252,917
Other debt securities	32,552	2,500	—	35,052	41,693	2,020	(1,275)	42,438
Total Non-Nelnet Bank	557,140	11,455	(19,092)	549,503	611,956	7,972	(35,635)	584,293
Nelnet Bank:
FFELP loan (c)	231,543	6,060	(270)	237,333	304,555	4,488	(2,286)	306,757
Private education loan	1,596	—	—	1,596	17,083	20	(10)	17,093
Other debt securities	296,944	1,775	(1,325)	297,394	49,284	117	(1,641)	47,760
Total Nelnet Bank	530,083	7,835	(1,595)	536,323	370,922	4,625	(3,937)	371,610
Total available-for-sale asset-backed securities	$1,087,223	19,290	(20,687)	1,085,826	982,878	12,597	(39,572)	955,903
Equity securities				74,494				50,907
Total investments at fair value				1,160,320				1,006,810
Other investments and notes receivable (not measured at fair value):
Held-to-maturity investments
Non-Nelnet Bank:
Debt securities				—				4,700
Nelnet Bank:
FFELP loan asset-backed securities (c)				203,439				149,938
Private education loan asset-backed securities				7,335				8,100
Total Nelnet Bank				210,774				158,038
Total held-to-maturity investments				210,774				162,738
Venture capital, funds, and other:
Measurement alternative (d)				200,782				194,084
Equity method				170,258				91,464
Total venture capital and funds				371,040				285,548
Real estate:
Equity method				131,745				103,811
Investment in ALLO:
Voting interest/equity method (e)				—				10,693
Preferred membership interest (f)				225,614				155,047
Total investment in ALLO				225,614				165,740
Beneficial interest in loan securitizations (g):
Consumer loans, net of allowance for credit losses of $38,590 as of December 31, 2024				142,764				134,113
Private education loans, net of allowance for credit losses of $901 as of December 31, 2024				52,824				68,372
Federally insured student loans				18,221				22,594
Total beneficial interest in loan securitizations, net of allowance				213,809				225,079
Solar (h)				(155,048)				(146,040)
Notes receivable				32,258				53,747
Tax liens, affordable housing, and other				10,184				7,243
Total other investments and notes receivable (not measured at fair value)				1,040,376				857,866
Total investments and notes receivable				$2,200,696				$1,864,676

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

(a)    Represent investments held in third-party trusts as collateral for the Company’s reinsurance business.
(b)    In December 2020, Wells Fargo announced the sale of its approximately $10 billion portfolio of private education loans. The Company entered into a joint venture with other investors to acquire the loans. Under the terms of the joint venture agreements, the Company serves as the sponsor and administrator for the loan securitizations completed by the joint venture to permanently finance the loans acquired. As sponsor of the loan securitizations, the Company is required to provide a certain level of risk retention, and has purchased bonds issued in such securitizations to satisfy this requirement.
The bonds purchased to satisfy the risk retention requirement are included in the above table and as of December 31, 2024, the par value and fair value of these securities was $237.3 million and $219.2 million, respectively. The Company must retain these investment securities until the latest of (i) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance, and (ii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time the Company can sell its investment securities (bonds) to a third party.
(c)    On May 22, 2024, securities at Nelnet Bank with a fair value of $70.6 million were transferred from available-for-sale to held-to-maturity. The securities were reclassified at fair value at the time of the transfer, and such transfer represented a non-cash transaction. Accumulated other comprehensive income as of May 22, 2024 included pre-tax unrealized gains of $3.4 million related to the transfer. These unrealized gains are being amortized, consistent with the amortization of any premiums on such securities, over the remaining lives of the respective securities as an adjustment of yield.
(d)    The Company has an investment in Agile Sports Technologies, Inc. (doing business as “Hudl”). During the fourth quarter of 2024, the Company acquired additional ownership interests in Hudl for $3.3 million from existing Hudl investors. This transaction was not considered an observable market transaction (not orderly) because it was not subject to customary marketing activities. Accordingly, the Company did not adjust its carrying value of its Hudl investment to the transaction value. As of December 31, 2024, the carrying amount of the Company's investment in Hudl is $168.7 million. David S. Graff, who has served on the Company's Board of Directors since May 2014, is CEO, co-founder, and a director of Hudl.
The Company's equity ownership interests in Hudl consist of preferred stock with certain liquidation preferences that are considered substantive. Accordingly, for accounting purposes, the Company's equity ownership interests are not considered in-substance common stock and the Company is accounting for its equity investment in Hudl using the measurement alternative method.
(e)    The Company recognized losses under the HLBV method of accounting on its ALLO voting membership interests investment of $10.7 million, $65.3 million, and $68.0 million during the years ended December 31, 2024, 2023, and 2022, respectively. Losses from the Company's investment in ALLO are included in "other, net" in "other income (expense)" on the consolidated statements of income. Absent additional equity contributions with respect to ALLO's voting membership interests, the Company will not recognize additional losses for its voting membership interests in ALLO.
(f)    As of December 31, 2024, the outstanding preferred membership interests of ALLO held by the Company was $225.6 million. The Company earns a preferred return on these interests. The accrued preferred return capitalizes to preferred membership interests annually on each December 31. The Company historically earned a preferred annual return of 6.25% that increased to 10.00% on April 1, 2024 for $155.0 million of preferred membership interests of ALLO held by the Company. On December 31, 2024, $14.1 million of accrued preferred return was capitalized to preferred membership interests. The preferred annual return on the updated balance of $169.1 million preferred membership interests increased to 13.50% on January 1, 2025. During 2024, the Company purchased an additional $53.1 million of preferred membership interests of ALLO, which earn a preferred annual return of 20.00%. Including the accrued preferred return of $3.4 million that was capitalized on December 31, 2024, the updated balance of preferred membership interests that earns at 20.00% was $56.5 million as of December 31, 2024.
The Company recognized income on its ALLO preferred membership interests of $17.5 million, $9.1 million, and $8.6 million during the years ended December 31, 2024, 2023, and 2022, respectively. This income is included in "other, net" in "other income (expense)" on the consolidated statements of income.
(g)    The Company has partial ownership in certain consumer, private education, and federally insured student loan securitizations, which are accounted for as held-to-maturity beneficial interest investments. As of the latest remittance reports filed by the various trusts prior to or as of December 31, 2024, the Company's ownership correlates to approximately $1.19 billion, $465 million, and $315 million of consumer, private education, and federally insured student loans, respectively, included in these securitizations.
During 2024, an increase in cumulative loss expectations on certain securitizations and loan vintages caused a change in estimate of future cash flows related to certain of the Company's beneficial interest securitization investments. As a result, the Company recorded a $39.5 million allowance for credit losses (and related provision expense) related to these investments.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

(h)    The Company invests in solar tax equity investments. Due to the management and control of each of these investment partnerships, such partnerships that invest in solar tax equity investments are consolidated on the Company’s consolidated financial statements, with the co-investor’s (syndication partner's) portion being presented as noncontrolling interests. As of December 31, 2024, the Company has invested a total of $314.8 million and its third-party investors have invested $271.4 million in tax equity investments that remain outstanding in renewable energy solar partnerships that support the development and operations of solar projects throughout the country. The carrying value of the Company’s investment in a solar project is reduced by tax credits earned when the solar project is placed in service. As of December 31, 2024, the Company has earned $585.9 million of tax credits on those projects that remain outstanding, which includes $260.9 million earned by syndication partners. The solar investment negative carrying value on the consolidated balance sheet of $155.0 million as of December 31, 2024 represents the sum of total tax credits earned on solar projects placed in service through December 31, 2024 and the calculated HLBV cumulative net losses being larger than the total investment contributions made by the Company and its syndication partners on such projects. The solar investment negative carrying value as of December 31, 2024, excluding the portion owned by syndication partners that is reflected as "noncontrolling interests" on the consolidated balance sheet, was $87.9 million.
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

	Year ended December 31,
	2024	2023	2022
Net losses	$(6,477)	(59,645)	(16,708)
Less: net losses attributed to noncontrolling interest investors (syndication partners)	4,599	37,875	17,680
Net (losses) gains, excluding activity attributed to noncontrolling interest investors	$(1,878)	(21,770)	972

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table presents, by remaining contractual maturity, the amortized cost and fair value of debt securities as of December 31, 2024:

	As of December 31, 2024
	1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan	$—	13,743	5,332	169,311	188,386
FFELP loan and other debt securities - restricted	—	10,253	17,863	70,798	98,914
Private education loan	—	—	—	237,288	237,288
Other debt securities	—	100	9,481	22,971	32,552
Total Non-Nelnet Bank	—	24,096	32,676	500,368	557,140
Fair value	—	24,397	32,924	492,182	549,503
Nelnet Bank:
FFELP loan	47,419	22,157	27,490	134,477	231,543
Private education loan	—	—	—	1,596	1,596
Other debt securities	—	40,361	58,826	197,757	296,944
Total Nelnet Bank	47,419	62,518	86,316	333,830	530,083
Fair value	47,815	62,703	86,556	339,249	536,323
Total available-for-sale asset-backed securities at amortized cost	$47,419	86,614	118,992	834,198	1,087,223
Total available-for-sale asset-backed securities at fair value	$47,815	87,100	119,480	831,431	1,085,826
Held-to-maturity investments
Nelnet Bank:
FFELP loan asset-backed securities	$—	2,759	1,136	199,544	203,439
Private education loan asset-backed securities	—	—	—	7,335	7,335
Total held-to-maturity investments at amortized cost	$—	2,759	1,136	206,879	210,774
Total held-to-maturity investments at fair value	$—	2,827	1,160	212,177	216,164
Beneficial interest in loan securitizations (a):
Amortized cost	$—	—	—	—	213,809
Fair value	$—	—	—	—	229,510
(a) The Company's beneficial interest in loan securitizations is not due at a single maturity date.
The following table summarizes the unrealized positions for held-to-maturity asset-backed securities investments and the beneficial interest in loan securitizations as of December 31, 2024:

	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Asset-backed and other securities	$210,774	5,432	(42)	216,164
Beneficial interest in loan securitizations	213,809	17,004	(1,303)	229,510

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table presents securities classified as available-for-sale that have gross unrealized losses on December 31, 2024 and the fair value of such securities as of December 31, 2024. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities in the table below have been evaluated to determine if a credit loss exists. As part of that assessment, the Company concluded it currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses.

	As of December 31, 2024
	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan	$(2)	4,065	(894)	60,500	(896)	64,565
FFELP loan and other debt securities - restricted	(24)	7,843	(54)	2,463	(78)	10,306
Private education loan	—	—	(18,118)	219,170	(18,118)	219,170
Total Non-Nelnet Bank	(26)	11,908	(19,066)	282,133	(19,092)	294,041
Nelnet Bank:
FFELP loan	(69)	30,297	(201)	16,586	(270)	46,883
Other debt securities	(46)	15,029	(1,279)	14,058	(1,325)	29,087
Total Nelnet Bank	(115)	45,326	(1,480)	30,644	(1,595)	75,970
Total available-for-sale asset-backed securities	$(141)	57,234	(20,546)	312,777	(20,687)	370,011
The following table summarizes the gross proceeds received and gross realized gains and losses related to sales of available-for-sale asset-backed securities.

	Year ended December 31,
	2024	2023	2022
Gross proceeds from sales	$445,946	963,117	511,124

Gross realized gains	$5,775	4,517	6,702
Gross realized losses	(1,241)	(8,021)	(800)
Net gains (losses)	$4,534	(3,504)	5,902
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
GRNE Solar
On July 1, 2022, the Company acquired 80% of the ownership interests of two subsidiaries of GRNE Solutions, LLC named GRNE-Nelnet, LLC (GRNE) and ENRG-Nelnet, LLC (ENRG) (collectively referred to as "GRNE Solar") for total cash consideration of $28.9 million. GRNE designed and installed residential and commercial solar systems in the Midwest. ENRG owned certain assets that generated and sold solar energy. The acquisition diversifies the Company's position in the renewable energy space to include solar construction. For segment reporting, the operating results of GRNE Solar (now referred to as Nelnet Renewable Energy) are included in Corporate and Other Activities.
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
In June 2024, the Company acquired the remaining 20% of GRNE Solar for $0.3 million.
8. Intangible Assets
Intangible assets consisted of the following:

	Weighted average remaining useful life as of December 31, 2024 (months)	As of December 31,
		2024	2023
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $54,644 and $46,573, respectively)	97	$34,960	43,031
Trade names (net of accumulated amortization of $205 and $8,268, respectively)	88	565	642
Computer software (net of accumulated amortization of $917 and $574, respectively)	28	803	1,146
Total amortizable intangible assets, net	95	$36,328	44,819
The Company recorded amortization expense on its intangible assets of $8.5 million, $17.0 million, and $15.0 million during the years ended December 31, 2024, 2023, and 2022, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of December 31, 2024, the Company estimates it will record amortization expense as follows:

2025	$6,099
2026	6,012
2027	5,714
2028	5,354
2029	4,008
2030 and thereafter	9,141
$36,328
9. Goodwill
The change in the carrying amount of goodwill by reportable operating segment was as follows:

			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management (a)	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Total
Goodwill as of December 31, 2022	$23,639	92,507	41,883	—	—	18,873	176,902
Impairment (see note 11)	—	—	—	—	—	(18,873)	(18,873)
Goodwill as of December 31, 2023 and 2024	$23,639	92,507	41,883	—	—	—	158,029
(a)    As a result of the Reconciliation Act of 2010, the Company no longer originates new FFELP loans, and net interest income from the Company's existing FFELP loan portfolio will decline over time as the Company's portfolio pays down. As a result, as this revenue stream winds down, goodwill impairment will be triggered for the FFELP Portfolio reporting unit (included in the AGM operating segment) due to the passage of time and depletion of projected cash flows stemming from its FFELP student loan portfolio. Management believes the elimination of FFELP loan originations will not have an adverse impact on the fair value of the Company's other reporting units.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

10. Property and Equipment
Property and equipment consisted of the following:

		As of December 31,
	Useful life	2024	2023
Computer equipment and software	1-5 years	$280,947	260,224
Building and building improvements	5-48 years	50,078	50,747
Office furniture and equipment	1-10 years	17,598	17,197
Solar facilities	5-35 years	10,398	12,850
Transportation equipment	5-10 years	7,012	7,101
Leasehold improvements	1-15 years	6,153	6,149
Land	—	3,214	3,279
Construction in progress	—	17,591	23,245
		392,991	380,792
Accumulated depreciation		(297,806)	(253,784)
Total property and equipment, net		$95,185	127,008

The Company recorded depreciation expense on its property and equipment of $49.6 million, $62.1 million, and $59.1 million during the years ended December 31, 2024, 2023, and 2022, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

11. Impairment Expense, Provision for Beneficial Interests, and Restructure Charges
Impairment Expense and Provision for Beneficial Interests
The following table presents the impairment charges and provision for beneficial interests by asset and reportable operating segment recognized by the Company during 2024, 2023, and 2022. These expense items are included in “impairment expense and provision for beneficial interests” in the consolidated statements of income.

			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Total
	Year ended December 31, 2024
Investments - beneficial interest in loan securitizations (a)	$—	—	39,491	—	—	—	39,491
Property and equipment - solar facilities (b)	—	—	—	—	—	1,170	1,170
Leases, buildings, and associated improvements (c)	736	—	—	—	—	—	736
Other assets - solar inventory (b)	—	—	—	—	—	695	695
Investments - venture capital and funds (d)	—	—	—	—	—	537	537
	$736	—	39,491	—	—	2,402	42,629

	Year ended December 31, 2023
Leases, buildings, and associated improvements (c)	$296	—	—	—	—	4,678	4,974
Investments - venture capital and funds (d)	—	—	—	—	—	2,060	2,060
Goodwill (e)	—	—	—	—	—	18,873	18,873
Property and equipment - internally developed software	—	4,310	—	—	—	—	4,310
Intangible assets (e)	—	—	—	—	—	1,708	1,708
	$296	4,310	—	—	—	27,319	31,925

	Year ended December 31, 2022
Leases, buildings, and associated improvements (c)	$1,774	—	—	—	—	998	2,772
Investments - venture capital and funds (d)	—	—	—	—	—	6,561	6,561
Property and equipment - internally developed software	3,737	—	—	214	—	—	3,951
Intangible asset	—	2,239	—	—	—	—	2,239
	$5,511	2,239	—	214	—	7,559	15,523
(a)     The Company recorded a non-cash allowance for credit losses (and related provision expense) related to the Company's beneficial interest in certain loan securitizations. See note 6 for additional information.
(b)    In April 2024, the Company announced a change in its solar engineering, procurement, and construction (EPC) operations to focus exclusively on the commercial solar market and will discontinue its residential solar operations. As a result, the Company recognized non-cash impairment charges on certain solar facilities and inventory related to the residential solar operations.
(c)    The Company continues to evaluate the use of office space as it modifies its hybrid work model for associates. As a result, the Company recorded non-cash impairment charges related to operating lease assets and associated leasehold improvements and to building and building improvements. The Corporate and Other Activities amount for the year ended December 31, 2023 includes a $2.4 million lease termination fee paid to Union Bank, a related party.
(d)    The Company recorded non-cash impairment charges related to several of its venture capital investments accounted for under the measurement alternative method.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

(e)    As part of the November 2023 annual goodwill impairment assessment completed in conjunction with the Company’s annual November budget process, the Company determined it was more likely than not that the estimated fair value of the GRNE operating segment was less than its carrying amount. As part of the quantitative assessment, the Company used the discounted cash flow method under the income approach to estimate the fair value of the reporting unit, which concluded that the estimated fair value was less than its carrying amount. As a result, the Company recorded a non-cash impairment charge in the fourth quarter of 2023. No remaining goodwill is attributable to the GRNE operating segment. The Company also recorded a non-cash impairment charge for GRNE operating segment’s remaining intangible assets.
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
Loan Servicing and Systems (LSS)
In June 2024, the Company announced a reduction in headcount after the completion of the transfer of direct loan servicing volume to one platform and the required servicing platform enhancements for the Company's new student loan servicing contract with the Department of Education. Approximately 220 associates who work in LSS, including some in related shared services that support LSS, were notified their positions were being eliminated. The Company incurred a charge of $7.1 million related to these staff reductions, which is included in "salaries and benefits" in the consolidated statements of income. The charge was recognized over the service period through December 31, 2024.
In March 2023, the Company announced a reduction in staff due to the Department’s March 2023 announcement to reduce the monthly fee earned by the Company under its legacy Department student loan servicing contract and the notification by the Department in February 2023 of its intention to transfer up to one million of the Company’s existing Department servicing borrowers to another servicer. Approximately 550 associates who work in LSS, including some in related shared services that support LSS, were notified their positions were being eliminated. The Company incurred a charge of $4.3 million related to the staff reductions, which is included in "salaries and benefits" in the consolidated statements of income. The charge was primarily recognized in the first and second quarters of 2023.
As a result of the decommissioning of the Great Lakes’ platform in the fourth quarter of 2023, the Company incurred a charge of $3.5 million related to staff reductions, including some in related shared services that support LSS, which is included in "salaries and benefits" in the consolidated statements of income, that was recognized in the fourth quarter of 2023.
12. Bank Deposits
The following table summarizes Nelnet Bank’s interest-bearing deposits, excluding intercompany deposits. As of December 31, 2024 and 2023, Nelnet Bank had intercompany deposits from Nelnet, Inc. and its subsidiaries totaling $68.5 million and $104.0 million, respectively, including a $40.0 million pledged deposit from Nelnet, Inc. as required under a Capital and Liquidity Maintenance Agreement with the FDIC. All intercompany deposits held at Nelnet Bank are eliminated for consolidated financial reporting purposes.

	As of December 31,
	2024	2023
Retail and other savings	$916,475	520,017
Brokered CDs, net of brokered deposit fees	247,872	203,522
Retail and other CDs, net of issuance fees	21,784	20,060
Total interest-bearing deposits	$1,186,131	743,599
Brokered deposit fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. The Bank recognized deposit issuance fee expense, which includes brokered deposit fees, of $0.3 million, $0.2 million, and $0.3 million during the years ended December 31, 2024, 2023, and 2022, respectively. Fees paid to third parties related to these deposits were $0.4 million and $0.6 million during the years ended December 31, 2024 and 2022, respectively. There were no fees paid to third parties for the year ended December 31, 2023.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table presents certificates of deposit remaining maturities as of December 31, 2024:

One year or less	$3,451
After one year to two years	146,397
After two years to three years	75,004
After three years to four years	348
After four years to five years	44,456
After five years	—
Total	$269,656
Retail and other savings deposits include deposits from Educational 529 College Savings and Health Savings plans, Short Term Federal Investment Trust (STFIT), and FDIC sweep deposits. These deposits are large interest-bearing omnibus accounts structured to allow FDIC insurance to flow through to underlying individual depositors. The deposits exceeding the FDIC insurance limits as of December 31, 2024 and 2023 were $44.3 million and $44.2 million, respectively, the majority of which are intercompany deposits from Nelnet, Inc. and its subsidiaries.
Accrued interest on deposits was $1.3 million and $0.7 million as of December 31, 2024 and 2023, respectively, which is included in “accrued interest payable” on the consolidated balance sheets.
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
Stock Repurchases
The Company has a stock repurchase program that expires on May 8, 2025 in which it can repurchase up to five million shares of its Class A common stock on the open market, through private transactions, or otherwise. As of December 31, 2024, 3.3 million shares may still be purchased under the Company's stock repurchase program. Shares repurchased by the Company during 2024, 2023, and 2022 are shown in the table below. In accordance with the corporate laws of the state in which the Company is incorporated, all shares repurchased by the Company are legally retired upon acquisition by the Company.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share) (a)
Year ended December 31, 2024	894,108	$83,290	$93.15
Year ended December 31, 2023	336,943	28,028	83.18
Year ended December 31, 2022	1,162,533	97,685	84.03
(a)     The average price of shares repurchased for the years ended December 31, 2024 and 2023 includes excise taxes.

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

	Year ended December 31,
	2024			2023			2022
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$180,498	3,547	184,045	87,936	1,890	89,826	399,124	7,775	406,899
Denominator:
Weighted-average common shares outstanding - basic and diluted	35,936,337	706,196	36,642,533	36,629,437	787,184	37,416,621	36,884,548	718,485	37,603,033
Earnings per share - basic and diluted	$5.02	5.02	5.02	2.40	2.40	2.40	10.82	10.82	10.82
Unvested restricted stock awards are the Company's only potential common shares and, accordingly, there were no awards that were antidilutive and not included in average shares outstanding for the diluted earnings per share calculation.
As of December 31, 2024, a cumulative amount of 169,087 shares have been deferred by non-employee directors under the Directors Stock Compensation Plan and will become issuable upon the termination of service by the respective non-employee director on the board of directors. These shares are included in the Company's weighted average shares outstanding calculation.
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
As of December 31, 2024, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $18.2 million, which is included in “other liabilities” on the consolidated balance sheet. Of this total, $14.4 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. The Company currently anticipates uncertain tax positions will decrease by $4.4 million prior to December 31, 2025 as a result of a lapse of applicable statutes of limitations, settlements, correspondence with examining authorities, and recognition or measurement considerations with federal and state jurisdictions; however, actual developments in this area could differ from those expected. Of the anticipated $4.4 million decrease, $3.5 million, if recognized, would favorably affect the Company's effective tax rate. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows:

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31,
	2024	2023
Gross balance - beginning of year	$17,084	16,835
Additions based on tax positions of prior years	2,081	819
Additions based on tax positions related to the current year	2,397	2,242
Settlements with taxing authorities	—	(247)
Reductions for tax positions of prior years	(885)	(460)
Reductions due to lapse of applicable statutes of limitations	(2,495)	(2,105)
Gross balance - end of year	$18,182	17,084
All the reductions shown in the table above that are due to prior year tax positions and the lapse of statutes of limitations impacted the effective tax rate.
The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense and other expense, respectively. As of December 31, 2024 and 2023, $5.6 million and $4.8 million in accrued interest and penalties, respectively, were included in “other liabilities” on the consolidated balance sheets. The Company recognized interest expense of $0.9 million and $0.8 million, and interest benefits of $1.1 million related to uncertain tax positions for the years ended December 31, 2024, 2023, and 2022, respectively. The impact to the consolidated statements of income related to penalties for uncertain tax positions was not significant for the years 2024, 2023, and 2022. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the unrecognized tax benefits.
The Company and its subsidiaries file a consolidated federal income tax return in the U.S. and the Company or one of its subsidiaries files income tax returns in various state, local, and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examinations for years prior to 2021. The Company is no longer subject to U.S. state and local income tax examinations by tax authorities prior to 2018.
The provision for income taxes consists of the following components:

	Year ended December 31,
	2024	2023	2022
Current:
Federal	$66,295	65,952	67,649
State	7,849	5,732	10,984
Foreign	146	32	(49)
Total current provision	74,290	71,716	78,584

Deferred:
Federal	(18,716)	(42,073)	32,298
State	(2,786)	(10,270)	2,198
Foreign	(119)	12	20
Total deferred provision	(21,621)	(52,331)	34,516
Provision for income tax expense	$52,669	19,385	113,100
The differences between the income tax provision computed at the statutory federal corporate tax rate and the financial statement provision for income taxes are shown below:

	Year ended December 31,
	2024	2023	2022
Tax expense at federal rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
State tax, net of federal income tax benefit	2.1	(0.6)	2.8
Tax credits	(1.8)	(4.1)	(0.6)
Change in valuation allowance	0.1	0.4	(0.5)
Other	0.9	1.1	(0.9)
Effective tax rate	22.3%	17.8%	21.8%

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The tax effect of temporary differences that give rise to deferred tax assets and liabilities include the following:

	As of December 31,
	2024	2023
Deferred tax assets:
Tax credit carryforwards	$30,252	12,190
Student loans	20,354	16,489
Deferred revenue	18,322	17,399
Accrued expenses	15,129	9,623
Stock compensation	6,541	6,584
Intangible assets	4,778	987
Net operating losses	4,556	4,563
Lease liability	2,685	2,929
Other	428	—
Total gross deferred tax assets	103,045	70,764
Less state tax valuation allowance	(703)	(562)
Net deferred tax assets	102,342	70,202
Deferred tax liabilities:
Partnership basis	71,509	71,423
Debt and equity investments	12,015	4,711
Basis in certain derivative contracts	11,614	26,139
Depreciation	6,229	9,526
Prepaid expenses	5,615	—
Lease right of use asset	2,573	2,770
Loan origination services	2,026	2,635
Securitization	170	267
Other	—	3,784
Total gross deferred tax liabilities	111,751	121,255
Net deferred tax asset (liability)	$(9,409)	(51,053)
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
As of December 31, 2024 and 2023, net deferred tax liabilities of $30.4 million and $72.9 million, respectively, and net deferred tax assets of $21.0 million and $21.8 million, respectively, were included in “other liabilities” and “other assets,” respectively, on the consolidated balance sheets.
As of December 31, 2024 and 2023, the Company had a current income tax receivable of $61.8 million and $67.4 million, respectively, that is included in “other assets" on the consolidated balance sheets.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

16. Segment Reporting
The Company's reportable operating segments include:
• Loan Servicing and Systems
• Education Technology Services and Payments
• Asset Generation and Management, part of the NFS division as described below
• Nelnet Bank, part of the NFS division as described below
The Company earns fee-based revenue through its Loan Servicing and Systems and Education Technology Services and Payments operating segments; and earns net interest income on its loan portfolio in its Asset Generation and Management and Nelnet Bank operating segments.
The Company’s operating segments are defined by the products and services they offer and the types of customers they serve, and they reflect the manner in which financial information is currently evaluated by management. See note 1 for a description of each operating segment, including the primary products and services offered.
The management reporting process measures the performance of the Company’s operating segments based on the management structure of the Company, as well as the methodology used by management to evaluate performance and allocate resources. The Company’s executive officers (the "chief operating decision maker") evaluate the performance of the Company’s operating segments based on their financial results prepared in conformity with U.S. GAAP.
In November 2023, the FASB issued accounting guidance which improves reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit (referred to as the “significant expense principle”). The Company adopted the standard effective for the year ended December 31, 2024 annual financial statements. The guidance is applied retrospectively for all prior periods presented in the financial statements. There is limited impact to the Company’s financial statement disclosures due to the segment expense detail previously disclosed for each reportable segment.
The Nelnet Financial Services division includes the reportable segments of AGM and Nelnet Bank and the following other non-reportable operating segments. The operating results of the below items are included as a reconciling item from the operating results of the Company’s reportable segments to the consolidated financial statements.
•The operating results of WRCM, the Company's SEC-registered investment advisor subsidiary
•The operating results of Nelnet Insurance Services, which primarily includes multiple reinsurance treaties on property and casualty policies
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
Other business activities and operating segments that are not reportable and not part of the NFS division, as described in note 1, are combined and included in Corporate and Other Activities.
Segment Results
The following tables present the results of each of the Company's reportable operating segments reconciled to the consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2024
	Reportable Segments					Reconciling Items
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	Total Reportable Segments	NFS Other Operating Segments	Corporate and Other Activities	Eliminations/ Reclassifications	Total
Interest income:
Loan interest	$—	—	749,117	38,381	787,498	—	—	—	787,498
Investment interest	4,877	29,891	68,302	45,992	149,062	54,357	11,773	(29,291)	185,901
Total interest income	4,877	29,891	817,419	84,373	936,560	54,357	11,773	(29,291)	973,399
Interest expense	—	—	654,346	44,859	699,205	8,837	1,787	(29,291)	680,537
Net interest income	4,877	29,891	163,073	39,514	237,355	45,520	9,986	—	292,862
Less provision (negative provision) for loan losses	—	—	27,691	26,916	54,607	—	—	—	54,607
Net interest income after provision for loan losses	4,877	29,891	135,382	12,598	182,748	45,520	9,986	—	238,255
Other income (expense):
LSS revenue	482,408	—	—	—	482,408	—	—	—	482,408
Intersegment revenue	24,493	220	—	—	24,713	—	—	(24,713)	—
ETSP revenue	—	486,962	—	—	486,962	—	—	—	486,962
Reinsurance premiums earned	—	—	—	—	—	62,923	—	—	62,923
Solar construction revenue	—	—	—	—	—	—	56,569	—	56,569
Other, net	2,769	—	15,879	2,951	21,599	8,313	31,613	77	61,602
Loss on sale of loans, net	—	—	(1,643)	—	(1,643)	—	—	—	(1,643)
Derivative settlements, net	—	—	5,217	917	6,134	—	—	—	6,134
Derivative market value adjustments, net	—	—	5,422	4,702	10,124	—	—	—	10,124
Total other income (expense), net	509,670	487,182	24,875	8,570	1,030,297	71,236	88,182	(24,636)	1,165,079
Cost of services and expenses:
Total cost of services	1,889	172,763	—	—	174,652	—	77,673	—	252,325
Salaries and benefits	300,366	164,716	4,784	11,122	480,988	1,587	96,148	(1,792)	576,931
Depreciation and amortization	19,475	10,531	—	1,282	31,288	—	26,828	—	58,116
Reinsurance losses and underwriting expenses	—	—	—	—	—	55,246	—	—	55,246
Postage expense	36,820				36,820			(36,820)	—
Servicing fees			31,591	1,373	32,964			(32,964)	—
Other expenses (a)	43,282	32,281	4,152	6,972	86,687	3,352	53,581	45,883	189,503
Intersegment expenses, net	71,482	18,886	5,037	2,361	97,766	853	(99,599)	980	—
Total operating expenses	471,425	226,414	45,564	23,110	766,513	61,038	76,958	(24,713)	879,796
Impairment expense and provision for beneficial interests	736	—	39,491	—	40,227	—	2,402	—	42,629
Total expenses	474,050	399,177	85,055	23,110	981,392	61,038	157,033	(24,713)	1,174,750
Income (loss) before income taxes	40,497	117,896	75,202	(1,942)	231,653	55,718	(58,865)	77	228,584
Income tax (expense) benefit	(9,719)	(28,333)	(18,048)	579	(55,521)	(13,261)	16,114	—	(52,669)
Net income (loss)	30,778	89,563	57,154	(1,363)	176,132	42,457	(42,751)	77	175,915
Net loss (income) attributable to noncontrolling interests	—	158	—	—	158	(463)	8,512	(77)	8,130
Net income (loss) attributable to Nelnet, Inc.	$30,778	89,721	57,154	(1,363)	176,290	41,994	(34,239)	—	184,045

Total assets as of December 31, 2024	$193,390	600,790	10,037,688	1,449,034	12,280,902	903,837	842,692	(249,678)	13,777,753
(a)    Other expenses for each reportable segment includes:
LSS - occupancy, communications, professional fees, collection costs, analysis fees, software, computer services and subscriptions, and travel.
ETSP - advertising, professional fees, analysis fees, computer services and subscriptions, travel, and provision for losses.
AGM - trustee fees and professional fees.
Bank - marketing, consulting and professional fees, software, and insurance.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2023
	Reportable Segments					Reconciling Items
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	Total Reportable Segments	NFS Other Operating Segments	Corporate and Other Activities	Eliminations/ Reclassifications	Total
Interest income:
Loan interest	$—	—	910,139	21,806	931,945	—	—	—	931,945
Investment interest	4,845	26,962	67,019	36,053	134,879	74,857	12,141	(44,021)	177,855
Total interest income	4,845	26,962	977,158	57,859	1,066,824	74,857	12,141	(44,021)	1,109,800
Interest expense	—	—	823,084	34,704	857,788	29,747	1,578	(44,021)	845,091
Net interest income	4,845	26,962	154,074	23,155	209,036	45,110	10,563	—	264,709
Less provision (negative provision) for loan losses	—	—	(360)	8,475	8,115	—	—	—	8,115
Net interest income after provision for loan losses	4,845	26,962	154,434	14,680	200,921	45,110	10,563	—	256,594
Other income (expense):
LSS revenue	517,954	—	—	—	517,954	—	—	—	517,954
Intersegment revenue	28,911	253	—	—	29,164	—	—	(29,164)	—
ETSP revenue	—	463,311	—	—	463,311	—	—	—	463,311
Reinsurance premiums earned	—	—	—	—	—	20,067	—	—	20,067
Solar construction revenue	—	—	—	—	—	—	31,669	—	31,669
Other, net	2,587	—	11,269	1,095	14,951	6,581	(95,859)	—	(74,327)
Loss on sale of loans, net	—	—	(17,662)	—	(17,662)	—	—	—	(17,662)
Derivative settlements, net	—	—	24,588	484	25,072	—	—	—	25,072
Derivative market value adjustments, net	—	—	(40,250)	(1,523)	(41,773)	—	—	—	(41,773)
Total other income (expense), net	549,452	463,564	(22,055)	56	991,017	26,648	(64,190)	(29,164)	924,311
Cost of services and expenses:
Total cost of services	—	171,183	—	—	171,183	—	48,576	—	219,759
Salaries and benefits	317,885	155,296	4,191	9,074	486,446	1,130	105,531	(1,571)	591,537
Depreciation and amortization	19,257	11,319	—	574	31,150	—	47,969	—	79,118
Reinsurance losses and underwriting expenses	—	—	—	—	—	16,781	—	—	16,781
Postage expense	21,194				21,194			(21,194)	—
Servicing fees			37,389	509	37,898			(37,898)	—
Other expenses (a)	39,323	34,133	4,988	4,994	83,438	2,391	56,307	30,935	173,070
Intersegment expenses, net	78,628	23,184	5,175	(47)	106,940	584	(108,088)	564	—
Total operating expenses	476,287	223,932	51,743	15,104	767,066	20,886	101,719	(29,164)	860,506
Impairment expense and provision for beneficial interests	296	4,310	—	—	4,606	—	27,319	—	31,925
Total expenses	476,583	399,425	51,743	15,104	942,855	20,886	177,614	(29,164)	1,112,190
Income (loss) before income taxes	77,714	91,101	80,636	(368)	249,083	50,872	(231,241)	—	68,715
Income tax (expense) benefit	(18,651)	(21,891)	(19,353)	153	(59,742)	(12,073)	52,429	—	(19,385)
Net income (loss)	59,063	69,210	61,283	(215)	189,341	38,799	(178,812)	—	49,330
Net loss (income) attributable to noncontrolling interests	—	109	—	—	109	(568)	40,955	—	40,496
Net income (loss) attributable to Nelnet, Inc.	$59,063	69,319	61,283	(215)	189,450	38,231	(137,857)	—	89,826

Total assets as of December 31, 2023	$294,376	490,296	13,488,420	991,252	15,264,344	1,115,292	873,843	(541,095)	16,712,384
(a)    Other expenses for each reportable segment includes:
LSS - occupancy, communications, professional fees, collection costs, analysis fees, software, computer services and subscriptions, and travel.
ETSP - advertising, professional fees, analysis fees, software, computer services and subscriptions, travel, and provision for losses.
AGM - trustee fees and professional fees.
Bank - marketing, consulting and professional fees, software, and insurance.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2022
	Reportable Segments					Reconciling Items
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	Total Reportable Segments	NFS Other Operating Segments	Corporate and Other Activities	Eliminations/ Reclassifications	Total
Interest income:
Loan interest	$—	—	638,628	12,577	651,205	—	—	—	651,205
Investment interest	2,722	9,377	37,929	13,396	63,424	40,377	2,199	(14,399)	91,601
Total interest income	2,722	9,377	676,557	25,973	714,629	40,377	2,199	(14,399)	742,806
Interest expense	44	—	411,900	11,055	422,999	21,974	(436)	(14,399)	430,137
Net interest income	2,678	9,377	264,657	14,918	291,630	18,403	2,635	—	312,669
Less provision (negative provision) for loan losses	—	—	33,133	1,840	34,973	—	—	—	34,973
Net interest income after provision for loan losses	2,678	9,377	231,524	13,078	256,657	18,403	2,635	—	277,696
Other income (expense):
LSS revenue	535,459	—	—	—	535,459	—	—	—	535,459
Intersegment revenue	33,170	81	—	—	33,251	—	—	(33,251)	—
ETSP revenue	—	408,543	—	—	408,543	—	—	—	408,543
Reinsurance premiums earned	—	—	—	—	—	157	—	—	157
Solar construction revenue	—	—	—	—	—	—	24,543	—	24,543
Other, net	2,543	—	21,170	2,625	26,338	35,102	(43,732)	—	17,709
Loss on sale of loans, net	—	—	(8,565)	—	(8,565)	—	—	—	(8,565)
Derivative settlements, net	—	—	32,943	—	32,943	—	—	—	32,943
Derivative market value adjustments, net	—	—	231,691	—	231,691	—	—	—	231,691
Total other income (expense), net	571,172	408,624	277,239	2,625	1,259,660	35,259	(19,189)	(33,251)	1,242,480
Cost of services and expenses:
Total cost of services	—	148,403	—	—	148,403	—	19,971	—	168,374
Salaries and benefits	344,809	133,428	2,524	6,948	487,709	880	100,990	—	589,579
Depreciation and amortization	24,255	10,184	—	15	34,454	—	39,623	—	74,077
Reinsurance losses and underwriting expenses	—	—	—	—	—	154	—	—	154
Postage expense	12,570				12,570			(12,570)	—
Servicing fees			41,791	292	42,083			(42,083)	—
Other expenses (a)	47,104	30,104	6,884	3,925	88,017	2,298	57,788	22,520	170,624
Intersegment expenses, net	75,145	19,538	2,839	(48)	97,474	(1,166)	(95,190)	(1,118)	—
Total operating expenses	503,883	193,254	54,038	11,132	762,307	2,166	103,211	(33,251)	834,434
Impairment expense and provision for beneficial interests	5,511	2,239	—	214	7,964	—	7,559	—	15,523
Total expenses	509,394	343,896	54,038	11,346	918,674	2,166	130,741	(33,251)	1,018,331
Income (loss) before income taxes	64,456	74,105	454,725	4,357	597,643	51,496	(147,295)	—	501,845
Income tax (expense) benefit	(15,470)	(17,785)	(109,134)	(1,013)	(143,402)	(12,237)	42,538	—	(113,100)
Net income (loss)	48,986	56,320	345,591	3,344	454,241	39,259	(104,757)	—	388,745
Net loss (income) attributable to noncontrolling interests	—	(3)	—	—	(3)	(515)	18,672	—	18,154
Net income (loss) attributable to Nelnet, Inc.	$48,986	56,317	345,591	3,344	454,238	38,744	(86,085)	—	406,899

Total assets as of December 31, 2022	$273,072	484,976	15,945,762	918,716	17,622,526	1,499,785	888,869	(655,924)	19,355,256
(a)    Other expenses for each reportable segment includes:
LSS - occupancy, communications, professional fees, collection costs, software, computer services and subscriptions, travel, and provision for losses.
ETSP - advertising, professional fees, analysis fees, software, computer services and subscriptions, and travel.
AGM - trustee fees and professional fees.
Bank - marketing, consulting and professional fees, computer services and subscriptions, and insurance.

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
Loan Servicing and Systems Revenue
Loan servicing and systems revenue consists of the following items:
•Loan servicing revenue - Loan servicing revenue consideration is determined from individual contracts with customers and is calculated monthly based on the dollar value of loans, number of loans, number of borrowers serviced for each customer, or number of transactions. Loan servicing requires a significant level of integration and the individual components are not considered distinct. The Company performs various services, including, but not limited to, (i) application processing, (ii) monthly servicing, (iii) conversion processing, and (iv) fulfillment services, during each distinct service period. Even though the mix and quantity of activities that the Company performs each period may differ, the nature of the activities are substantially the same. Revenue is allocated to the distinct service period, typically a month, and recognized as control transfers as customers simultaneously receive and consume benefits. The Company may incur contract fulfillment or acquisition costs and records such costs within “costs incurred to provide loan servicing” in the consolidated statements of income.
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
The following table presents disaggregated revenue by service offering:

	Year ended December 31,
	2024	2023	2022
Government loan servicing	$380,921	412,478	423,066
Private education and consumer loan servicing	63,453	48,984	49,210
FFELP loan servicing	12,212	13,704	16,016
Software services	21,032	29,208	33,409
Outsourced services	4,790	13,580	13,758
Loan servicing and systems revenue	$482,408	517,954	535,459
Costs incurred to provide loan servicing is primarily the amortization of previously capitalized contract fulfillment costs. The costs were pre-contract costs incurred to enhance the resources of the Company to satisfy future performance obligations and are expected to be recovered. The contract fulfillment costs were $21.1 million as of December 31, 2024 which is included in "other assets" on the consolidated balance sheets.
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
•Education technology services - Education technology services consideration is determined from individual contracts with customers and is based on the services selected by the customer. Services in K-12 private and faith-based markets primarily includes (i) assistance with financial needs assessment, (ii) school information system software that automates administrative processes such as admissions, enrollment, scheduling, cafeteria management, attendance, and grade book management, and (iii) professional development and educational instruction services. Revenue for these services is recognized for the consideration the Company has a right to invoice, the amount of which corresponds directly with the value provided to the customer based on the performance completed. Services provided to the higher education market include payment technology and processing that allow for electronic billing and payment of campus charges. These services are considered distinct performance obligations. Revenue for each performance obligation is allocated to the distinct service period, typically a month or based on when each transaction is completed, and recognized as control transfers as customers simultaneously receive and consume benefits. The Company incurs direct costs to provide professional development and educational instructional services and records such costs within "cost to provide education technology services and payments" in the consolidated statements of income.
The following table presents disaggregated revenue by service offering:

	Year ended December 31,
	2024	2023	2022
Tuition payment plan services	$135,851	125,326	110,802
Payment processing	179,043	163,859	148,212
Education technology services	169,065	170,754	146,679
Other	3,003	3,372	2,850
Education technology services and payments revenue	$486,962	463,311	408,543
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
Solar Construction Revenue
Solar construction revenue is derived principally from individual contracts with customers for engineering, procurement, and construction (EPC) of solar facilities for both commercial and residential customers. Solar construction is a single performance obligation which requires a significant level of integration. The individual materials and installation (the inputs) are not considered distinct and are integrated into the solar facilities (the combined output). Revenue for this service is recognized based on the project progress to date. Progress towards completion of the contract is measured by the percentage of total costs incurred to date compared with the estimated total costs to complete the contract. The Company recognizes changes in estimated total costs on a cumulative catch-up basis in the period in which the changes are identified. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

satisfied in prior periods. Changes in estimates may also result in the reversal of previously recognized revenue if the current estimate adversely differs from the previous estimate. Nelnet Renewable Energy will recognize a contract asset or liability depending on the progression of the project to date compared with the amount billed to date.
The following table presents disaggregated revenue by customer type. The amounts listed for 2022 reflect activity subsequent to the GRNE Solar acquisition on July 1, 2022.

	Year ended December 31, 2024	Year ended December 31, 2023	Period from July 1, 2022 - December 31, 2022
Commercial revenue	$53,269	20,969	17,677
Residential revenue (a)	3,300	10,700	6,866
Solar construction revenue	$56,569	31,669	24,543
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
Other Income (Expense)
The following table presents the components of "other, net" in “other income (expense)” on the consolidated statements of income:

	Year ended December 31,
	2024	2023	2022
ALLO preferred return	$17,486	9,120	8,584
Investment activity, net	12,438	(8,586)	51,493
Borrower late fee income	8,828	8,997	10,809
Investment advisory services (WRCM)	5,934	6,760	6,026
Administration/sponsor fee income	5,823	6,793	7,898
Management fee revenue	2,769	2,587	2,543
Loss from ALLO voting membership interest investment	(10,693)	(65,277)	(67,966)
Loss from solar investments, net	(6,477)	(59,645)	(16,708)
Other	25,494	24,924	15,030
Other, net	$61,602	(74,327)	17,709
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Deferred Revenue
Activity in the deferred revenue balance, which is included in "other liabilities" on the consolidated balance sheets, is shown below:

	Loan Servicing and Systems	Education Technology Services and Payments	Corporate and Other Activities	Total
Balance as of December 31, 2021	$2,416	36,744	2,010	41,170
Deferral of revenue	2,607	138,086	13,963	154,656
Recognition of revenue	(2,713)	(129,433)	(12,940)	(145,086)
Business acquisitions	—	3,917	1,997	5,914
Balance as of December 31, 2022	2,310	49,314	5,030	56,654
Deferral of revenue	3,954	149,815	53,019	206,788
Recognition of revenue	(2,808)	(147,405)	(40,676)	(190,889)
Balance as of December 31, 2023	3,456	51,724	17,373	72,553
Deferral of revenue	34,827	155,688	41,548	232,063
Recognition of revenue	(6,719)	(156,251)	(53,361)	(216,331)
Balance as of December 31, 2024	$31,564	51,161	5,560	88,285
18. Reinsurance
Reinsurance premiums written and earned and loss reserves, commissions, and broker fees for the years ended December 31, 2024 and 2023 is summarized below. Reinsurance activity for the year ended December 31, 2022 was not material.

	Year ended December 31,
	2024	2023
Premiums written:
Assumed	$164,858	85,261
Ceded	(82,055)	(43,685)
Net premiums written	$82,803	41,576
Premiums earned:
Assumed	$125,876	41,603
Ceded	(62,953)	(21,536)
Net premiums earned	$62,923	20,067
Loss reserve, commissions, and broker fees:
Assumed	$109,860	34,756
Ceded	(54,614)	(17,975)
Net loss reserve, commissions, and broker fees	$55,246	16,781
The Company’s loss reserve balance, net of amounts ceded to reinsurers, was $33.1 million and $8.7 million as of December 31, 2024 and 2023, respective, which is included in "other liabilities" on the consolidated balance sheets.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

19. Major Customer
Government Loan Servicing
The Company earns loan servicing revenue from a servicing contract with the Department. Revenue earned by the Company related to this contract was $380.9 million, $412.5 million, and $423.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The Company's legacy student loan servicing contract with the Department was scheduled to expire on December 14, 2023. In April 2023, Nelnet Servicing received a contract award from the Department, pursuant to which it was selected to provide continued servicing capabilities for the Department's student aid recipients under a new Unified Servicing and Data Solution (USDS) contract which replaced the legacy Department student loan servicing contract.
The USDS contract became effective in April 2023 and has a five-year base period, with 2 two-year and 1 one-year possible extensions. The Department's total loan servicing volume of existing borrowers was allocated by the Department to Nelnet Servicing and four other third-party servicers that were awarded a USDS contract. Servicing under the USDS contract went live on April 1, 2024 and the Company recognized revenue in accordance with this new contract beginning in the second quarter of 2024. The Company earned revenue for servicing borrowers under the legacy servicing contract with the Department through March 31, 2024.
20. Leases
The following table presents supplemental balance sheet information related to leases:

	As of December 31,
	2024	2023
Operating lease ROU assets, which is included in "other assets" on the consolidated balance sheets	$11,016	13,565
Operating lease liabilities, which is included in "other liabilities" on the consolidated balance sheets	$11,522	14,291
The following table presents components of lease expense:

	Year ended December 31,
	2024	2023	2022
Rental expense, which is included in “other expenses” on the consolidated statements of income (a)	$5,423	7,495	6,841
(a) Includes short-term and variable lease costs, which are immaterial.
Weighted average remaining lease term and discount rate are shown below:

	As of December 31,
	2024	2023
Weighted average remaining lease term (years)	5.07	5.36
Weighted average discount rate	4.90%	4.72%
Maturity of lease liabilities are shown below:

2025	$3,545
2026	2,481
2027	2,319
2028	1,275
2029	1,175
2030 and thereafter	2,331
Total lease payments	13,126
Imputed interest	(1,604)
Total	$11,522

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

21. Defined Contribution Benefit Plan
The Company has a 401(k) savings plan that covers substantially all of its employees. Employees may contribute up to 100% of their pre-tax salary, subject to IRS limitations. The Company matches up to 100% on the first 3% of contributions and 50% on the next 2%. The Company made contributions to the plan of $13.4 million, $14.2 million, and $12.9 million during the years ended December 31, 2024, 2023, and 2022, respectively.
22. Stock Based Compensation Plans
Restricted Stock Plan
The following table summarizes restricted stock activity:

	Year ended December 31,
	2024		2023		2022
	Number of RSUs	Weighted Average Grant-Date Fair Value	Number of RSUs	Weighted Average Grant-Date Fair Value	Number of RSUs	Weighted Average Grant-Date Fair Value
Non-vested shares at beginning of year	786,762	$77.52	752,622	$70.84	660,166	$62.84
Granted	146,045	98.69	239,041	91.50	272,212	84.07
Vested	(168,187)	72.99	(156,569)	66.81	(136,076)	59.31
Canceled	(74,555)	80.55	(48,332)	77.40	(43,680)	68.23
Non-vested shares at end of year	690,065	82.77	786,762	77.52	752,622	70.84
As of December 31, 2024, there was $28.2 million of unrecognized compensation cost included in equity on the consolidated balance sheet related to restricted stock, which is expected to be recognized as compensation expense in future periods as shown in the table below.

2025	$10,621
2026	6,460
2027	4,080
2028	2,597
2029	1,755
2030 and thereafter	2,681
$28,194
For the years ended December 31, 2024, 2023, and 2022, the Company recognized compensation expense of $11.7 million, $16.2 million, and $13.9 million, respectively, related to shares issued under the restricted stock plan, which is included in "salaries and benefits" on the consolidated statements of income.
Employee Share Purchase Plan
The Company has an employee share purchase plan pursuant to which employees are entitled to purchase Class A common stock from payroll deductions at a 15% discount from market value up to a maximum purchase price of $25,000. During the years ended December 31, 2024, 2023, and 2022, the Company recognized compensation expense of $0.2 million, $0.1 million, and $0.1 million, respectively, in connection with issuing 26,884 shares, 26,585 shares, and 26,011 shares, respectively, under this plan, which is included in "salaries and benefits" on the consolidated statements of income.
Directors Compensation Plan
The Company has a compensation plan for directors pursuant to which directors can elect to receive their annual retainer fees in the form of cash or Class A common stock. If a director elects to receive Class A common stock, the number of shares of Class A common stock that are awarded is equal to the amount of the annual retainer fee otherwise payable in cash divided by 85% of the fair market value of a share of Class A common stock on the date the fee is payable. Directors who choose to receive Class A common stock may also elect to defer receipt of the Class A common stock until termination of their service on the board of directors. The following table presents the number of shares awarded under this plan for the years ended December 31, 2024, 2023, and 2022.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Shares issued - not deferred	Shares issued- deferred	Total
Year ended December 31, 2024	6,919	10,023	16,942
Year ended December 31, 2023	6,782	10,022	16,804
Year ended December 31, 2022	11,861	12,937	24,798
As of December 31, 2024, a cumulative amount of 169,087 shares have been deferred by directors and will be issued upon the termination of their service on the board of directors. These shares are included in the Company's weighted average shares outstanding calculation.
For the years ended December 31, 2024, 2023, and 2022, the Company recognized $1.6 million, $1.7 million, and $1.8 million, respectively, of expense related to this plan (which includes fees paid in both cash and stock), which is included in "other expenses" on the consolidated statements of income.
23. Related Parties (dollar amounts in this note are not in thousands)
Transactions with Union Bank and Trust Company
Union Bank is controlled by Farmers & Merchants Investment Inc. (“F&M”), which owns a majority of Union Bank's common stock and a minority share of Union Bank's non-voting, non-convertible preferred stock. Michael S. Dunlap, Executive Chairman and a member of the board of directors and a significant shareholder of the Company, along with his spouse and children, owns or controls a significant portion of the stock of F&M, and Mr. Dunlap's sister, Angela L. Muhleisen, along with her children, also owns or controls a significant portion of F&M stock. Mr. Dunlap serves as a Director and Co-Chairperson of F&M, and as a Director of Union Bank. Ms. Muhleisen serves as a Director and Co-Chairperson of F&M and as a Director, Chairperson, and member of the executive committee of Union Bank. Union Bank is deemed to have beneficial ownership of a significant number of shares of the Company because it serves in a capacity of trustee or account manager for various trusts and accounts holding shares of the Company, and may share voting and/or investment power with respect to such shares. Mr. Dunlap and Ms. Muhleisen beneficially own a significant percent of the voting rights of the Company's outstanding common stock.
The Company has entered into certain contractual arrangements with Union Bank. These transactions are summarized below.
Loan Purchases
The Company purchased $104.2 million (par value) and $467.6 million (par value) of federally insured loans in 2024 and 2023, respectively, from Union Bank. The Company purchased $8.1 million (par value) of private education loans in 2022 from Union Bank. The premium paid by the Company on the private loan acquisitions was $0.2 million in 2022. The premiums paid by the Company for loan purchases in 2024 and 2023 were insignificant.
Loan Servicing
The Company serviced $143.6 million, $173.8 million, and $203.4 million of FFELP and private education loans for Union Bank as of December 31, 2024, 2023, and 2022, respectively. Servicing revenue earned by the Company from servicing loans for Union Bank was $0.2 million, $0.3 million, and $0.4 million in 2024, 2023, and 2022, respectively.
Funding - Participation Agreements
The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. The Company uses this facility as a source to fund FFELP student loans. As of December 31, 2024 and 2023, $687.1 million and $295.1 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank's grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis. The Company can sell participation interests in loans to Union Bank to the extent of availability under the grantor trusts, up to $900 million or an amount in excess of $900 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company's consolidated balance sheets.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in FFELP loan asset-backed securities (investments). As of December 31, 2024 and 2023, $0.1 million of FFELP loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The FFELP loan asset-backed securities under this agreement have been accounted for by the Company as a secured borrowing.
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
TDP Phase III (“TDP”) is an entity that was established in 2015 for the sole purpose of acquiring, developing, and owning a commercial real estate property in Lincoln, Nebraska. The Company owns 25% of TDP. On December 30, 2022, Union Bank, as lender, received a $20.0 million promissory note from TDP. The promissory note carries an interest rate of 5.85% and has a maturity date of January 1, 2028. As of December 31, 2024, the outstanding balance of the note was $18.9 million.
Operating Cash Accounts
The majority of the Company's cash operating accounts are maintained at Union Bank. The Company also invests amounts in the Short Term Federal Investment Trust (STFIT) of the Student Loan Trust Division of Union Bank, which are included in “cash and cash equivalents - held at a related party” and “restricted cash - due to customers” on the consolidated balance sheets. As of December 31, 2024 and 2023, the Company had $511.1 million and $459.1 million, respectively, invested in the STFIT or deposited at Union Bank in operating accounts, of which $365.4 million and $325.9 million as of December 31, 2024 and 2023, respectively, represented cash collected for customers. Interest income earned by the Company on the amounts invested in the STFIT and in cash operating accounts in 2024, 2023, and 2022, was $5.2 million, $4.7 million, and $1.2 million, respectively.
Educational 529 College Savings Plan
The Company provides certain Educational 529 College Savings Plan administration services to certain college savings plans (the “College Savings Plans”) through a contract with Union Bank, as the program manager. Union Bank is entitled to a fee as program manager pursuant to its program management agreement with the College Savings Plans. For the years ended December 31, 2024, 2023, and 2022, the Company has received fees of $2.7 million, $2.5 million, and $2.1 million, respectively, from Union Bank related to the administration services provided to the College Savings Plans.
Additionally, Union Bank, as the program manager for the College Savings Plans, has agreed to allocate plan bank deposits to Nelnet Bank. As of December 31, 2024 and 2023, Nelnet Bank had $269.1 million and $413.2 million, respectively, in deposits from the funds offered under the College Savings Plans.
STFIT Deposits at Nelnet Bank
The Union Bank Trust Department (STFIT) held a deposit balance at Nelnet Bank for $0.1 million and $52.1 million as of December 31, 2024 and December 31, 2023, respectively.
Lease Arrangements
Prior to the lease agreement expiration in 2023, Union Bank leased approximately 4,100 square feet in the Company's corporate headquarters building. Union Bank paid the Company approximately $55,000 and $82,000 for commercial rent and storage income during 2023 and 2022, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

During 2023, the Company entered into a lease agreement with Union Bank for office space in Omaha, Nebraska. The Company paid Union Bank $1.1 million in rent pursuant to this agreement prior to terminating the lease in 2023, at which time the Company paid a $2.4 million termination fee to Union Bank.
Other Fees Paid to Union Bank
During the years ended December 31, 2024, 2023, and 2022, the Company paid Union Bank approximately $373,000, $592,000, and $177,000, respectively, in investment custodial and correspondent services for Nelnet Bank, cash and flexible spending accounts management, and trustee and health savings account maintenance fees.
Other Fees Received from Union Bank
During the years ended December 31, 2024, 2023, and 2022, Union Bank paid the Company approximately $348,000, $351,000, and $342,000, respectively, under certain employee sharing arrangements.
401(k) Plan Administration
Union Bank administers the Company's 401(k) defined contribution plan. Fees paid to Union Bank to administer the plan are paid by the plan participants and were approximately $776,000, $852,000, and $793,000 during the years ended December 31, 2024, 2023, and 2022, respectively.
Investment Services
Union Bank has established various trusts whereby Union Bank serves as trustee for the purpose of purchasing, holding, managing, and selling investments in student loan asset-backed securities. WRCM, an SEC-registered investment advisor and a non-wholly owned subsidiary of the Company, has a management agreement with Union Bank under which WRCM performs various advisory and management services on behalf of Union Bank with respect to investments in securities by the trusts, including identifying securities for purchase or sale by the trusts. The agreement provides that Union Bank will pay to WRCM annual fees of 10 basis points to 25 basis points on the outstanding balance of the investments in the trusts. As of December 31, 2024, the outstanding balance of investments in the trusts was $2.2 billion. In addition, Union Bank will pay additional fees to WRCM which equal a share of the gains from the sale of securities from the trusts or securities being called prior to the full contractual maturity. For the years ended December 31, 2024, 2023, and 2022, the Company earned $3.8 million, $5.5 million, and $4.9 million, respectively, of fees under this agreement.
WRCM also has management agreements with Union Bank under which it is designated to serve as investment advisor with respect to the assets (principally Nelnet stock) within several trusts established by Mr. Dunlap and his spouse, and Ms. Muhleisen. Union Bank serves as trustee for the trusts. Per the terms of the agreements, Union Bank pays WRCM five basis points of the aggregate value of the assets of the trusts as of the last day of each calendar quarter. As of December 31, 2024, WRCM was the investment advisor with respect to a total 450,097 shares and 4.2 million shares of the Company's Class A and Class B common stock, respectively, held directly by these trusts. For the years ended December 31, 2024, 2023, and 2022, the Company earned approximately $257,000, $249,000, and $216,000, respectively, of fees under these agreements.
WRCM has established private investment funds for the primary purpose of purchasing, selling, investing, and trading, directly or indirectly, in student loan asset-backed securities, and to engage in financial transactions related thereto. Mr. Dunlap, Jeffrey R. Noordhoek (an executive officer of the Company), Ms. Muhleisen, and WRCM have invested in certain of these funds. Based upon the current level of holdings by non-affiliated limited partners, the management agreements provide non-affiliated limited partners the ability to remove WRCM as manager without cause. WRCM earns 50 basis points annually on the outstanding balance of the investments in these funds, of which WRCM pays approximately 50% of such amount to Union Bank as custodian. As of December 31, 2024, the outstanding balance of investments in these funds was $106.6 million. The Company paid Union Bank $0.3 million in each of 2024, 2023, and 2022 as custodian of the funds.
Transactions with Agile Sports Technologies, Inc. (doing business as "Hudl")
David Graff, who has served on the Company's Board of Directors since 2014, is CEO, co-founder, and a director of Hudl. As of December 31, 2024, the Company and Mr. Dunlap, along with his children, held a combined direct and indirect equity ownership interests in Hudl of approximately 22% and 4%, respectively. In December 2024 and February 2023, the Company purchased stock from existing Hudl shareholders for total consideration of $3.3 million and $31.5 million, respectively. See note 6 for additional information on the 2024 transaction and the Company’s accounting for its investment in Hudl.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The Company makes investments to further diversify the Company both within and outside of its historical core education-related businesses, including investments in real estate. Recent real estate investments have been focused on the development of commercial properties in the Midwest, and particularly in Lincoln, Nebraska, where the Company's headquarters are located. The Company owns 25% of TDP, which is the entity that developed and owns a building in Lincoln's Haymarket District that is the headquarters of Hudl, where Hudl is the primary tenant and Nelnet is a tenant. During 2024, 2023, and 2022, the Company paid Hudl approximately $594,000, $558,000, and $158,000 respectively, to provide lunches for Nelnet’s associates in Hudl’s employee cafeteria and use of certain common area in the building.
Solar Tax Equity Investments
The Company has co-invested in Company-managed limited liability companies with related parties that invest in solar tax equity investment (as summarized below). As part of these transactions, the Company receives management and performance fees under a management agreement.

Entity/Relationship	Investment amount			Revenue recognized by the Company from management and performance fees (a)
	2024	2023	2022	2024	2023	2022
Union Bank	$4,200,568	18,456,829	4,881,063	435,255	152,757	66,568
F&M	—	—	3,487,000	148,167	123,077	123,077
North Central Bancorp, Inc. (directly and indirectly owned by F&M, Mr. Dunlap, and Ms. Muhleisen)	787,606	2,212,394	—	94,019	42,769	30,769
Infovisa, Inc. (directly and indirectly owned by F&M, Mr. Dunlap, and Ms. Muhleisen)	262,535	737,465	507,781	23,314	12,234	8,369
Farm and Home Insurance Agency, Inc. (indirectly owned by Mr. Dunlap and Ms. Muhleisen)	1,261,305	737,465	—	15,682	7,846	3,846
(a)    In addition to the co-investments identified above, the related parties in the above table have also invested directly in tax equity solar investments in which are managed by the Company, and the Company receives management and performance fees on such activity. The fees recognized by the Company for these projects are included in the above table.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

24. Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the years ended December 31, 2024 and 2023.

	As of December 31, 2024			As of December 31, 2023
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments (a):
Asset-backed debt securities - available-for-sale	$100	1,085,726	1,085,826	99	955,804	955,903
Equity securities	455	—	455	73	—	73
Equity securities measured at net asset value (b)			74,039			50,834
Total investments	555	1,085,726	1,160,320	172	955,804	1,006,810
Derivative instruments (c)	—	3,232	3,232	—	452	452
Total assets	$555	1,088,958	1,163,552	172	956,256	1,007,262
Liabilities:
Derivative instruments (c)	$—	53	53	—	1,976	1,976
Total liabilities	$—	53	53	—	1,976	1,976
(a)    Investments represent investments recorded at fair value on a recurring basis. Level 1 investments are measured based upon quoted prices and as of December 31, 2024 and 2023, include investments traded on an active exchange and a single U.S. Treasury security. Level 2 investments include student loan asset-backed, mortgage-backed, collateralized loan obligation, and other consumer loan-backed securities. The fair value for the Level 2 securities is determined using indicative quotes from broker-dealers or an income approach valuation technique (present value using the discount rate adjustment technique) that considers, among other things, rates currently observed in publicly traded debt markets for debt of similar terms issued by companies with comparable credit risk.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of December 31, 2024
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$10,008,165	9,443,461	—	—	10,008,165
Accrued loan interest receivable	549,283	549,283	—	549,283	—
Cash and cash equivalents	194,518	194,518	194,518	—	—
Investments at fair value	1,160,320	1,160,320	555	1,085,726	—
Investments - held-to-maturity asset-backed securities	216,164	210,774	—	216,164	—
Notes receivable	32,258	32,258	—	32,258	—
Beneficial interest in loan securitizations	229,510	213,809	—	—	229,510
Restricted cash	332,100	332,100	332,100	—	—
Restricted cash – due to customers	404,402	404,402	404,402	—	—
Derivative instruments	3,232	3,232	—	3,232	—
Financial liabilities:
Bonds and notes payable	8,343,565	8,309,797	—	8,343,565	—
Accrued interest payable	21,046	21,046	—	21,046	—
Bank deposits	1,172,707	1,186,131	744,721	427,986	—
Due to customers	478,469	478,469	478,469	—	—
Derivative instruments	53	53	—	53	—

	As of December 31, 2023
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$12,800,638	12,343,819	—	—	12,800,638
Accrued loan interest receivable	764,385	764,385	—	764,385	—
Cash and cash equivalents	168,112	168,112	168,112	—	—
Investments at fair value	1,006,810	1,006,810	172	955,804	—
Investments - held-to-maturity asset-backed securities	163,622	162,738	—	163,622	—
Notes receivable	53,747	53,747	—	53,747	—
Beneficial interest in loan securitizations	262,093	225,079	—	—	262,093
Restricted cash	488,723	488,723	488,723	—	—
Restricted cash – due to customers	368,656	368,656	368,656	—	—
Derivative instruments	452	452	—	452	—
Financial liabilities:
Bonds and notes payable	11,629,359	11,828,393	—	11,629,359	—
Accrued interest payable	35,391	35,391	—	35,391	—
Bank deposits	722,973	743,599	467,420	255,553	—
Due to customers	425,507	425,507	425,507	—	—
Derivative instruments	1,976	1,976	—	1,976	—
The methodologies for estimating the fair value of financial assets and liabilities that are measured at fair value on a recurring basis are previously discussed. The remaining financial assets and liabilities were estimated using the following methods and assumptions:
Loans Receivable
Fair values for loans receivable were determined by modeling loan cash flows using stated terms of the assets and internally developed assumptions. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

funds, required return on equity, and future interest rate and index relationships. A number of significant inputs into the models are internally derived and not observable to market participants.
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
Beneficial Interest in Loan Securitizations
Fair values for beneficial interest in loan securitizations were determined by modeling securitization cash flows and internally developed assumptions. The significant assumptions used to project cash flows are prepayment speeds, default rates, cost of funds, required return on equity, and future interest rate and index relationships. A number of significant inputs into the models are internally derived and not observable to market participants.
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
Bank Deposits
Some of the Company’s deposits are fixed-rate and the fair value for these deposits are estimated using discounted cash flows based on rates currently offered for deposits of similar maturities. These are level 2 valuations. The fair value of the remaining deposits equals the amounts payable on demand at the balance sheet date and are reported at their carrying value. These are level 1 valuations.
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
25. Commitments and Contingencies
The Company is subject to various claims, lawsuits, and proceedings that arise in the normal course of business. These matters frequently involve disputes with other business entities and claims by student loan borrowers disputing the manner in which their student loans have been serviced or the accuracy of reports to credit bureaus, claims by student loan borrowers or other consumers alleging that state or Federal privacy, cybersecurity, and other consumer protection laws have been violated in the process of servicing loans or conducting other business activities. In addition, from time to time, the Company receives information and document requests or demands from state or federal regulators concerning its business practices. The Company cooperates with these inquiries and responds to the requests or demands. While the Company cannot predict the ultimate outcome of any claim, regulatory examination, inquiry, or investigation, the Company believes its activities have materially complied with applicable law, including the Higher Education Act, the rules and regulations adopted by the Department thereunder, and the Department's guidance regarding those rules and regulations, and applicable consumer protection laws and

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

regulations. On the basis of present information, anticipated insurance coverage, and advice received from counsel, it is the opinion of the Company's management that the disposition or ultimate determination of claims, lawsuits, and proceedings such as those discussed above will not have a material adverse effect on the Company's business, financial position, or results of operations.
26. Condensed Parent Company Financial Statements
The following represents the condensed balance sheets as of December 31, 2024 and 2023 and condensed statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2024 for Nelnet, Inc.
The Company is limited in the amount of funds that can be transferred to it by its subsidiaries through intercompany loans, advances, or cash dividends. These limitations relate to the restrictions by trust indentures under the lending subsidiaries debt financing arrangements.

Balance Sheets
(Parent Company Only)
As of December 31, 2024 and 2023
	2024	2023
Assets:
Cash and cash equivalents	$55,515	31,153
Investments at fair value	490,001	588,958
Other investments and notes receivable	545,066	482,377
Investment in subsidiary debt	75,231	287,192
Restricted cash	49,257	61,527
Investment in subsidiaries	2,054,583	1,939,776
Notes receivable from subsidiaries	64,955	102,694
Other assets	131,040	128,903
Total assets	$3,465,648	3,622,580
Liabilities:
Notes payable, net of debt issuance costs	$(986)	206,520
Other liabilities	114,715	159,438
Total liabilities	113,729	365,958
Equity:
Nelnet, Inc. shareholders' equity:
Common stock	363	371
Additional paid-in capital	7,389	3,096
Retained earnings	3,340,540	3,270,403
Accumulated other comprehensive earnings (loss), net	1,470	(20,119)
Total Nelnet, Inc. shareholders' equity	3,349,762	3,253,751
Noncontrolling interests	2,157	2,871
Total equity	3,351,919	3,256,622
Total liabilities and shareholders' equity	$3,465,648	3,622,580

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Income
(Parent Company Only)
Years ended December 31, 2024, 2023, and 2022
	2024	2023	2022
Investment interest income	$58,829	86,696	50,465
Interest expense on bonds and notes payable	8,790	31,142	21,489
Net interest income	50,039	55,554	28,976
Other income (expense):
Other, net	32,956	(57,959)	(42,625)
Equity in subsidiaries income	110,381	101,885	227,596
Derivative market value adjustments and derivative settlements, net	10,639	(15,662)	264,634
Total other income (expense), net	153,976	28,264	449,605
Operating expenses	2,870	5,445	14,552
Impairment expense	537	2,060	6,561
Total expenses	3,407	7,505	21,113
Income before income taxes	200,608	76,313	457,468
Income tax (expense) benefit	(17,277)	13,303	(50,607)
Net income	183,331	89,616	406,861
Net loss attributable to noncontrolling interests	714	210	38
Net income attributable to Nelnet, Inc.	$184,045	89,826	406,899

Statements of Comprehensive Income
(Parent Company Only)
Years ended December 31, 2024, 2023, and 2022
	2024		2023		2022
Net income		$183,331		89,616		406,861
Other comprehensive income (loss):
Net changes related to equity in subsidiaries other comprehensive income (loss)	$	8,091		9,473		(11,188)
Net changes related to available-for-sale debt securities:
Unrealized holding gains (losses) arising during period, net	19,242		6,412		(42,793)
Reclassification of (gains) losses recognized in net income, net	(1,481)		3,818		(3,894)
Income tax effect	(4,263)	13,498	(2,456)	7,774	11,205	(35,482)
Other comprehensive income (loss)		21,589		17,247		(46,670)
Comprehensive income		204,920		106,863		360,191
Comprehensive loss attributable to noncontrolling interests		714		210		38
Comprehensive income attributable to Nelnet, Inc.		$205,634		107,073		360,229

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Cash Flows
(Parent Company Only)
Years ended December 31, 2024, 2023, and 2022
	2024	2023	2022
Net income attributable to Nelnet, Inc.	$184,045	89,826	406,899
Net loss attributable to noncontrolling interest	(714)	(210)	(38)
Net income	183,331	89,616	406,861
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	621	620	619
Derivative market value adjustments	(5,422)	40,250	(231,691)
Proceeds from termination of derivative instruments	—	164,079	91,786
Proceeds from (payments to) clearinghouse - initial and variation margin, net	2,374	(213,923)	148,691
Equity in earnings of subsidiaries	(110,381)	(101,885)	(227,596)
(Gain) loss on investments, net	(28,875)	64,584	51,175
Proceeds from sale of equity securities, net of purchases	7	75	42,841
Deferred income tax (benefit) expense	(42,741)	(71,424)	39,872
Non-cash compensation expense	12,045	16,476	14,176
Impairment expense	537	2,060	6,561
Changes in operating assets and liabilities:
Decrease (increase) in other assets	5,459	(18,181)	14,816
(Decrease) increase in other liabilities	(4,611)	11,049	10,590
Total adjustments	(170,987)	(106,220)	(38,160)
Net cash provided by (used in) operating activities	12,344	(16,604)	368,701
Cash flows from investing activities:
Purchases of available-for-sale securities	(168,117)	(206,927)	(713,681)
Proceeds from sales of available-for-sale securities	278,372	569,670	435,937
Proceeds from beneficial interest in private loan securitization	7,001	6,783	345
Capital distributions from subsidiaries, net	28,539	355,790	7,340
Decrease (increase) in notes receivable from subsidiaries	37,739	(35,682)	(66,698)
Proceeds from (payments on) subsidiary debt, net	211,961	122,999	(36,104)
Purchases of other investments and issuances of notes receivable	(128,583)	(60,707)	(122,236)
Proceeds from other investments and repayments of notes receivable	63,080	32,732	20,358
Net cash provided by (used in) investing activities	329,992	784,658	(474,739)
Cash flows from financing activities:
Payments on notes payable	(208,101)	(954,163)	(7,002)
Proceeds from issuance of notes payable	37	199,855	233,194
Payments of debt issuance costs	—	—	(10)
Dividends paid	(40,836)	(39,419)	(36,608)
Repurchases of common stock	(83,290)	(28,028)	(97,685)
Proceeds from issuance of common stock	1,946	1,780	1,633
Issuance of noncontrolling interest	—	2,580	—
Net cash (used in) provided by financing activities	(330,244)	(817,395)	93,522
Net increase (decrease) in cash, cash equivalents, and restricted cash	12,092	(49,341)	(12,516)
Cash, cash equivalents, and restricted cash, beginning of period	92,680	142,021	154,537
Cash, cash equivalents, and restricted cash, end of period	$104,772	92,680	142,021

Cash disbursements made for:
Interest	$10,732	34,895	14,649
Income taxes, net of refunds and credits	$15,238	47,589	57,705

Non-cash investing and financing activities:
(Contributions to) distributions from subsidiary, net	$(27,292)	6,888	(6,068)
Issuance of noncontrolling interest	$—	220	—