Form 10-Q
period 2025-03-31
NELNET INC
filed 2025-05-08
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2025, there were 25,695,792 and 10,658,604 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
March 31, 2025

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)
	As of	As of
	March 31, 2025	December 31, 2024
Assets:
Loans and accrued interest receivable (net of allowance for loan losses of $120,076 and $114,890, respectively)	$10,422,704	9,992,744
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	67,107	48,838
Cash and cash equivalents - held at a related party	153,410	145,680
Total cash and cash equivalents	220,517	194,518
Investments and notes receivable:
Investments at fair value	1,238,903	1,160,320
Other investments and notes receivable, net	1,063,647	1,040,376
Total investments and notes receivable	2,302,550	2,200,696
Restricted cash	317,139	332,100
Restricted cash - due to customers	294,471	404,402
Accounts receivable (net of allowance for doubtful accounts of $2,617 and $2,877, respectively)	129,864	159,934
Goodwill	158,029	158,029
Intangible assets, net	34,803	36,328
Property and equipment, net	89,584	95,185
Other assets	222,297	203,817
Total assets	$14,191,958	13,777,753
Liabilities:
Bonds and notes payable	$8,656,157	8,309,797
Accrued interest payable	22,394	21,046
Bank deposits	1,313,407	1,186,131
Other liabilities	457,714	483,193
Due to customers	379,277	478,469
Total liabilities	10,828,949	10,478,636
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 25,697,581 shares and 25,634,748 shares, respectively	257	256
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 10,658,604 shares	107	107
Additional paid-in capital	6,649	7,389
Retained earnings	3,412,939	3,340,540
Accumulated other comprehensive (loss) earnings, net	(429)	1,470
Total Nelnet, Inc. shareholders' equity	3,419,523	3,349,762
Noncontrolling interests	(56,514)	(50,645)
Total equity	3,363,009	3,299,117
Total liabilities and equity	$14,191,958	13,777,753
Supplemental information - assets and liabilities of consolidated education and other lending variable interest entities:
Loans and accrued interest receivable	$9,369,071	9,122,609
Restricted cash	290,100	287,389
Bonds and notes payable	(8,741,203)	(8,452,614)
Accrued interest payable and other liabilities	(89,043)	(88,200)
Net assets of consolidated education and other lending variable interest entities	$828,925	869,184
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months ended
	March 31,
	2025	2024
Interest income:
Loan interest	$166,439	216,724
Investment interest	41,389	52,078
Total interest income	207,828	268,802
Interest expense on bonds and notes payable and bank deposits	125,114	194,580
Net interest income	82,714	74,222
Less provision for loan losses	15,337	10,828
Net interest income after provision for loan losses	67,377	63,394
Other income (expense):
Loan servicing and systems revenue	120,741	127,201
Education technology services and payments revenue	147,330	143,539
Reinsurance premiums earned	24,687	12,780
Solar construction revenue	3,995	13,726
Other, net	23,694	4,082
Gain (loss) on sale of loans, net	909	(141)
Derivative market value adjustments and derivative settlements, net	(5,578)	9,721
Total other income (expense), net	315,778	310,908
Cost of services and expenses:
Loan servicing contract fulfillment and acquisition costs	1,633	—
Cost to provide education technology services and payments	48,047	48,610
Cost to provide solar construction services	7,828	14,229
Total cost of services	57,508	62,839
Salaries and benefits	138,223	143,875
Depreciation and amortization	9,255	16,769
Reinsurance losses and underwriting expenses	22,212	11,317
Other expenses	48,226	45,528
Total operating expenses	217,916	217,489
Impairment expense and provision for beneficial interests	1,591	37
Total expenses	277,015	280,365
Income before income taxes	106,140	93,937
Income tax expense	25,010	23,181
Net income	81,130	70,756
Net loss attributable to noncontrolling interests	1,430	2,652
Net income attributable to Nelnet, Inc.	$82,560	73,408
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$2.26	1.98
Weighted average common shares outstanding - basic and diluted	36,478,426	37,156,971

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months ended March 31,
	2025		2024
Net income		$81,130		70,756
Other comprehensive (loss) income:
Net changes related to foreign currency translation adjustments	$	(16)		5
Net changes related to available-for-sale debt securities:
Unrealized holding (losses) gains arising during period, net	(2,767)		16,761
Reclassification of gains recognized in net income, net	(483)		(552)
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	47		71
Income tax effect	769	(2,434)	(3,907)	12,373
Net changes related to equity method investee's other comprehensive income:
Gain (loss) on cash flow hedge	725		(967)
Income tax effect	(174)	551	232	(735)
Other comprehensive (loss) income		(1,899)		11,643
Comprehensive income		79,231		82,399
Comprehensive loss attributable to noncontrolling interests		1,430		2,652
Comprehensive income attributable to Nelnet, Inc.		$80,661		85,051

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of December 31, 2023	—	26,400,630	10,663,088	$—	264	107	3,096	3,270,403	(20,119)	(53,644)	3,200,107
Net income (loss)	—	—	—	—	—	—	—	73,408	—	(2,652)	70,756
Other comprehensive income	—	—	—	—	—	—	—	—	11,643	—	11,643
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	1,532	1,532
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(6,706)	(6,706)
Cash dividends on Class A and Class B common stock - $0.28 per share	—	—	—	—	—	—	—	(10,370)	—	—	(10,370)
Issuance of common stock, net of forfeitures	—	51,408	—	—	1	—	1,126	—	—	—	1,127
Compensation expense for stock based awards	—	—	—	—	—	—	3,100	—	—	—	3,100
Repurchase of common stock	—	(396,724)	—	—	(4)	—	(6,221)	(29,244)	—	—	(35,469)
Balance as of March 31, 2024	—	26,055,314	10,663,088	$—	261	107	1,101	3,304,197	(8,476)	(61,470)	3,235,720

Balance as of December 31, 2024	—	25,634,748	10,658,604	$—	256	107	7,389	3,340,540	1,470	(50,645)	3,299,117
Net income (loss)	—	—	—	—	—	—	—	82,560	—	(1,430)	81,130
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,899)	—	(1,899)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	2,297	2,297
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(6,736)	(6,736)
Cash dividends on Class A and Class B common stock - $0.28 per share	—	—	—	—	—	—	—	(10,161)	—	—	(10,161)
Issuance of common stock, net of forfeitures	—	101,324	—	—	1	—	663	—	—	—	664
Compensation expense for stock based awards	—	—	—	—	—	—	3,055	—	—	—	3,055
Repurchase of common stock	—	(38,491)	—	—	—	—	(4,458)	—	—	—	(4,458)
Balance as of March 31, 2025	—	25,697,581	10,658,604	$—	257	107	6,649	3,412,939	(429)	(56,514)	3,363,009

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Three months ended
	March 31,
	2025	2024
Net income attributable to Nelnet, Inc.	$82,560	73,408
Net loss attributable to noncontrolling interests	(1,430)	(2,652)
Net income	81,130	70,756
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	23,123	33,957
Loan discount and deferred lender fees accretion	(19,407)	(7,433)
Provision for loan losses	15,337	10,828
Derivative market value adjustments	6,324	(7,964)
(Payments to) proceeds from clearinghouse - initial and variation margin, net	(810)	4,054
(Gain) loss on sale of loans, net	(909)	141
(Gain) loss on investments, net	(8,307)	8,183
Deferred income tax expense (benefit)	4,316	(2,173)
Non-cash compensation expense	3,115	3,166
Impairment expense and provision for beneficial interests	1,591	37
Changes in operating assets and liabilities:
Decrease in loan and investment accrued interest receivable	13,488	79,841
Decrease in accounts receivable	30,087	61,494
(Increase) decrease in other assets, net	(18,886)	10,443
Decrease in the carrying amount of ROU asset, net	954	953
Decrease in accrued interest payable	(2,974)	(3,408)
Decrease in other liabilities	(37,102)	(50,218)
Decrease in the carrying amount of lease liability	(897)	(1,025)
Other	996	(73)
Total adjustments	10,039	140,803
Net cash provided by operating activities	91,169	211,559
Cash flows from investing activities, net of acquisitions:
Purchases and originations of loans, including cash paid for student loan trusts, net of cash and restricted cash acquired	(173,931)	(157,047)
Purchases of loans from a related party	(136,667)	—
Net proceeds from loan repayments, claims, and capitalized interest	423,817	1,147,413
Proceeds from sale of loans	72,502	269
Proceeds from sale of loans to a related party	59,939	199,694
Purchases of available-for-sale securities	(139,007)	(181,897)
Proceeds from sales of available-for-sale securities	74,781	153,373
Proceeds from beneficial interest in loan securitizations	18,948	5,875
Purchases of other investments and issuance of notes receivable	(80,091)	(70,975)
Proceeds from other investments and repayments of notes receivable	15,668	11,176
Redemption of held-to-maturity debt securities	3,776	1,779
Purchases of property and equipment	(3,378)	(23,225)
Net cash provided by investing activities	$136,357	1,086,435

NELNET, INC. AND SUBSIDIARIES (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Three months ended
	March 31,
	2025	2024
Cash flows from financing activities, net of acquisitions:
Payments on bonds and notes payable	$(347,217)	(1,276,160)
Proceeds from issuance of bonds and notes payable	—	18,108
Payments of debt issuance costs	(69)	(31)
Increase in bank deposits, net	127,276	58,462
Decrease in due to customers	(99,176)	(150,712)
Dividends paid	(10,161)	(10,370)
Repurchases of common stock	(4,458)	(35,469)
Proceeds from issuance of common stock	341	374
Issuance of noncontrolling interests	8,869	14,098
Distribution to noncontrolling interests	(1,850)	(799)
Net cash used in financing activities	(326,445)	(1,382,499)
Effect of exchange rate changes on cash and restricted cash	26	(163)
Net decrease in cash, cash equivalents, and restricted cash	(98,893)	(84,668)
Cash, cash equivalents, and restricted cash, beginning of period	931,020	1,025,491
Cash, cash equivalents, and restricted cash, end of period	$832,127	940,823

Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$119,241	185,784
Cash disbursements made for income taxes, net of refunds and credits received (a)	$1,311	791
Cash disbursements made for operating leases	$1,179	1,258
Non-cash operating, investing, and financing activity:
ROU assets obtained in exchange for lease obligations	$84	48
Distribution to noncontrolling interests	$4,886	5,907
Issuance of noncontrolling interests	$6,572	12,566
(a) The Company utilized $14.1 million and $8.6 million of federal and state tax credits related primarily to renewable energy during the three months ended March 31, 2025 and 2024, respectively.
Supplemental disclosures of non-cash activities regarding the Company's acquisition of certain student loan trusts are contained in note 3.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows.

	As of	As of	As of	As of
	March 31, 2025	December 31, 2024	March 31, 2024	December 31, 2023
Total cash and cash equivalents	$220,517	194,518	179,682	168,112
Restricted cash	317,139	332,100	618,363	488,723
Restricted cash - due to customers	294,471	404,402	142,778	368,656
Cash, cash equivalents, and restricted cash	$832,127	931,020	940,823	1,025,491
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)
1.  Basis of Financial Reporting
The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company” or "Nelnet") as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2024 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results for the year ending December 31, 2025. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report").
2.  Reclassification and Immaterial Error Corrections
During the second quarter of 2024, the Company identified certain immaterial errors in the previously issued consolidated financial statements that have been corrected to conform to the March 31, 2025 presentation.
Loan Sales
The Company determined the reversal of provision for loan losses resulting from the sale of loans should be presented as a reduction to the provision for loan losses rather than the historical presentation as a gain/(loss) on sale of loans included in "other income (expense)" on the consolidated statements of income. Prior period amounts have been corrected to conform to the current period presentation resulting in a reclassification of $0.1 million for the three months ended March 31, 2024. This correction had no impact on previously reported consolidated assets, liabilities, equity, net income, and cash flows from operating activities.
Solar Tax Equity Investments
The Company relies on audited financial statements provided by third parties to record its share of earnings or losses on its solar tax equity investments. The Company determined that the Hypothetical Liquidation at Book Value (HLBV) method of accounting was not consistently adopted by all third parties in such audited financial statements for those solar tax equity investments made under a lease pass-through structure. The adoption of the HLBV method of accounting accelerates accounting losses in the initial years of the investment but has no impact on the overall economics of the transaction. During the second quarter of 2024, the Company fully adopted HLBV accounting for these investments and prior period amounts have been corrected, resulting in an increase in solar investment losses included in "other, net" in "other income (expense)" on the consolidated statements of income of $0.2 million for the three months ended March 31, 2024, offset by an increase in "net loss attributable to noncontrolling interests" of $0.4 million. The after-tax net income impact to Nelnet, Inc. was an increase of $0.2 million for the three months ended March 31, 2024. Consolidated "total equity" on the consolidated balance sheet was reduced $21.8 million as of December 31, 2023, which reflects the cumulative impact of this correction through such date.

3.  Loans and Accrued Interest Receivable and Allowance for Loan Losses
Loans and accrued interest receivable consisted of the following:

	As of	As of
	March 31, 2025	December 31, 2024
Non-Nelnet Bank:
Federally insured loans:
Stafford and other	$2,102,961	2,108,960
Consolidation	6,567,323	6,279,604
Total	8,670,284	8,388,564
Private education loans	208,507	221,744
Consumer and other loans	381,215	345,560
Non-Nelnet Bank loans	9,260,006	8,955,868
Nelnet Bank:
Federally insured loans:
Stafford and other	10,336	—
Consolidation	99,851	—
Total	110,187	—
Private education loans	489,451	482,445
Consumer and other loans	161,995	162,152
Nelnet Bank loans	761,633	644,597
Accrued interest receivable	566,275	549,283
Loan discount and deferred lender fees, net of unamortized loan premiums and deferred origination costs	(45,134)	(42,114)
Allowance for loan losses:
Non-Nelnet Bank:
Federally insured loans	(48,906)	(49,091)
Private education loans	(10,394)	(11,130)
Consumer and other loans	(43,904)	(38,468)
Non-Nelnet Bank allowance for loan losses	(103,204)	(98,689)
Nelnet Bank:
Federally insured loans	(362)	—
Private education loans	(9,893)	(10,086)
Consumer and other loans	(6,617)	(6,115)
Nelnet Bank allowance for loan losses	(16,872)	(16,201)
	$10,422,704	9,992,744
The following table summarizes the allowance for loan losses as a percentage of the ending loan balance for each of the Company's loan portfolios.

	As of	As of
	March 31, 2025	December 31, 2024
Non-Nelnet Bank:
Federally insured loans (a)	0.56%	0.59%
Private education loans	4.98%	5.02%
Consumer and other loans	11.52%	11.13%
Nelnet Bank:
Federally insured loans (a)	0.33%	—
Private education loans	2.02%	2.09%
Consumer and other loans	4.08%	3.77%
(a)    The allowance for loan losses as a percent of the risk sharing component of federally insured student loans not covered by the federal guaranty for non-Nelnet Bank was 20.2% and 20.6% as of March 31, 2025 and December 31, 2024, respectively, and for Nelnet Bank was 16.3% as of March 31, 2025.

Student Loan Trust Acquisitions
In March 2025, the Company acquired the ownership interests in certain trusts giving the Company rights to the residual interest. The trusts included $646.9 million (par value) of federally insured Stafford and consolidation loans funded to term with $721.3 million (par value) of bonds and notes payable, $32.2 million of cash and restricted cash, and $27.4 million of other net assets. The Company has consolidated these trusts on its consolidated balance sheet as the Company is the primary beneficiary of the trusts. Upon acquisition, the Company recorded the student loans and bonds and notes payable at fair value, resulting in the recognition of a student loan net discount of $6.6 million and a bonds and notes payable discount of $31.1 million. These net discounts will be accreted using the effective interest method over the lives of the underlying assets and liabilities.
Activity in the Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio segment.

	Balance at beginning of period	Provision (negative provision) for loan losses	Charge-offs	Recoveries	Balance at end of period
	Three months ended March 31, 2025
Non-Nelnet Bank:
Federally insured loans	$49,091	2,634	(2,819)	—	48,906
Private education loans	11,130	—	(933)	197	10,394
Consumer and other loans	38,468	10,378	(5,178)	236	43,904
Nelnet Bank:
Federally insured loans	—	365	(3)	—	362
Private education loans	10,086	1,085	(1,394)	116	9,893
Consumer and other loans	6,115	1,003	(569)	68	6,617
	$114,890	15,465	(10,896)	617	120,076
	Three months ended March 31, 2024
Non-Nelnet Bank:
Federally insured loans	$68,453	(1,870)	(4,860)	—	61,723
Private education loans	15,750	(265)	(1,013)	264	14,736
Consumer and other loans	11,742	8,590	(1,952)	381	18,761
Nelnet Bank:
Private education loans	3,347	757	(446)	2	3,660
Consumer and other loans	5,351	3,717	(1,967)	27	7,128
	$104,643	10,929	(10,238)	674	106,008
The following table summarizes annualized net charge-offs as a percentage of average loans for each of the Company's loan portfolios.

	Three months ended March 31,
	2025	2024
Non-Nelnet Bank:
Federally insured loans	0.13%	0.17%
Private education loans	1.39%	1.12%
Consumer and other loans	5.44%	5.71%
Nelnet Bank:
Federally insured loans	0.05%	—
Private education loans	1.06%	0.49%
Consumer and other loans (a)	1.25%	8.01%
(a)    Decrease in annualized net charge-offs as a percentage of average loans was due to a change in mix of consumer loan portfolios that resulted in a portfolio of loans with an overall higher credit quality in 2025 as compared with 2024 and Nelnet Bank exiting a consumer loan program in December 2024 that had previously incurred significant charge-offs.

The Company recorded a provision for loan losses for the three months ended March 31, 2025 due primarily to the establishment of an initial allowance for loans originated and acquired during the period.
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
Unfunded Loan Commitments
As of March 31, 2025 and December 31, 2024, Nelnet Bank had a liability of approximately $198,000 and $326,000, respectively, related to $28.8 million and $40.7 million, respectively, of unfunded private education, consumer, and other loan commitments. When a new loan commitment is made, the Company records an allowance that is included in "other liabilities" on the consolidated balance sheet by recording a provision for loan losses. When the loan is funded, the Company transfers the liability to the allowance for loan losses. Below is a reconciliation of the provision for loan losses reported in the consolidated statements of income.

	Three months ended
	March 31,
	2025	2024
Provision for loan losses from allowance activity table above	$15,465	10,929
Negative provision for unfunded loan commitments	(128)	(101)
Provision for loan losses reported in consolidated statements of income	$15,337	10,828

Key Credit Quality Indicators
Loan Status and Delinquencies
Key credit quality indicators for the Company’s federally insured, private education, consumer, and other loan portfolios are loan status, including delinquencies. The impact of changes in loan status is incorporated into the allowance for loan losses calculation. Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but for purposes of the following tables, do not include those loans while they are in forbearance). The following table presents the Company’s loan status and delinquency amounts.

	As of March 31, 2025			As of December 31, 2024			As of March 31, 2024
Federally insured loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$401,868	4.6%		$376,765	4.5%		$490,402	4.7%
Loans in forbearance	546,170	6.3		586,412	7.0		777,141	7.5
Loans in repayment status:
Loans current	6,536,815		84.7%	6,374,897		85.9%	7,691,650		84.4%
Loans delinquent 31-60 days	306,032		4.0	243,348		3.3	360,237		3.9
Loans delinquent 61-90 days	239,477		3.1	166,474		2.2	189,035		2.1
Loans delinquent 91-120 days	155,641		2.0	113,838		1.5	143,656		1.6
Loans delinquent 121-270 days	326,523		4.2	380,823		5.1	422,979		4.6
Loans delinquent 271 days or greater	157,758		2.0	146,007		2.0	307,952		3.4
Total loans in repayment	7,722,246	89.1	100.0%	7,425,387	88.5	100.0%	9,115,509	87.8	100.0%
Total federally insured loans	8,670,284	100.0%		8,388,564	100.0%		10,383,052	100.0%
Accrued interest receivable	551,512			540,272			677,001
Loan discount, net of unamortized premiums and deferred origination costs	(28,020)			(21,513)			(26,658)
Allowance for loan losses	(48,906)			(49,091)			(61,723)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$9,144,870			$8,858,232			$10,971,672
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$5,850	2.8%		$5,997	2.7%		$8,979	3.4%
Loans in forbearance	1,512	0.7		2,089	0.9		2,601	1.0
Loans in repayment status:
Loans current	195,573		97.2%	206,825		96.8%	243,637		97.4%
Loans delinquent 31-60 days	2,136		1.1	3,424		1.6	2,162		0.9
Loans delinquent 61-90 days	1,794		0.9	1,275		0.6	1,542		0.6
Loans delinquent 91 days or greater	1,642		0.8	2,134		1.0	2,661		1.1
Total loans in repayment	201,145	96.5	100.0%	213,658	96.4	100.0%	250,002	95.6	100.0%
Total private education loans	208,507	100.0%		221,744	100.0%		261,582	100.0%
Accrued interest receivable	1,948			2,019			2,560
Loan discount, net of unamortized premiums	(5,928)			(6,350)			(7,616)
Allowance for loan losses	(10,394)			(11,130)			(14,736)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$194,133			$206,283			$241,790
Consumer and other loans - Non-Nelnet Bank:
Loans in deferment	$205	0.1%		$150	0.0%		$54	0.0%
Loans in repayment status:
Loans current	369,364		97.0%	335,355		97.1%	150,947		97.2%
Loans delinquent 31-60 days	3,413		0.9	3,667		1.1	1,758		1.1
Loans delinquent 61-90 days	3,170		0.8	2,143		0.6	1,471		1.0
Loans delinquent 91 days or greater	5,063		1.3	4,245		1.2	1,078		0.7
Total loans in repayment	381,010	99.9	100.0%	345,410	100.0	100.0%	155,254	100.0	100.0%
Total consumer and other loans	381,215	100.0%		345,560	100.0%		155,308	100.0%
Accrued interest receivable	2,071			1,868			1,209
Loan discount and deferred lender fees, net of unamortized premiums	(9,437)			(10,713)			(5,451)
Allowance for loan losses	(43,904)			(38,468)			(18,761)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses	$329,945			$298,247			$132,305

	As of March 31, 2025			As of December 31, 2024			As of March 31, 2024
Federally insured loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$3,000	2.7%
Loans in forbearance	5,433	4.9
Loans in repayment status:
Loans current	92,027		90.4%
Loans delinquent 30-59 days	3,725		3.7
Loans delinquent 60-89 days	1,447		1.4
Loans delinquent 90-119 days	1,063		1.0
Loans delinquent 120-270 days	2,423		2.4
Loans delinquent 271 days or greater	1,069		1.1
Total loans in repayment	101,754	92.4	100.0%
Total federally insured loans	110,187	100.0%
Accrued interest receivable	5,065
Loan premium	1,307
Allowance for loan losses	(362)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$116,197
Private education loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$45,026	9.2%		$31,674	6.6%		$42,699	11.7%
Loans in forbearance	1,370	0.3		3,061	0.6		1,277	0.4
Loans in repayment status:
Loans current	436,547		98.5%	439,569		98.2%	318,906		99.4%
Loans delinquent 30-59 days	2,732		0.6	4,327		1.0	327		0.1
Loans delinquent 60-89 days	1,937		0.5	1,497		0.3	665		0.2
Loans delinquent 90 days or greater	1,839		0.4	2,317		0.5	892		0.3
Total loans in repayment	443,055	90.5	100.0%	447,710	92.8	100.0%	320,790	87.9	100.0%
Total private education loans	489,451	100.0%		482,445	100.0%		364,766	100.0%
Accrued interest receivable	4,636			4,103			2,445
Loan discount, net of unamortized premiums and deferred origination costs	(3,973)			(4,581)			5,692
Allowance for loan losses	(9,893)			(10,086)			(3,660)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$480,221			$471,881			$369,243
Consumer and other loans - Nelnet Bank (a):
Loans in deferment	$7,295	4.5%		$5,186	3.2%		$141	0.1%
Loans in repayment status:
Loans current	153,416		99.2%	155,772		99.2%	115,152		96.9%
Loans delinquent 30-59 days	523		0.3	803		0.5	1,511		1.3
Loans delinquent 60-89 days	462		0.3	243		0.2	1,084		0.9
Loans delinquent 90 days or greater	299		0.2	148		0.1	1,069		0.9
Total loans in repayment	154,700	95.5	100.0%	156,966	96.8	100.0%	118,816	99.9	100.0%
Total consumer and other loans	161,995	100.0%		162,152	100.0%		118,957	100.0%
Accrued interest receivable	1,043			1,021			880
Loan premium, net of unaccreted discount	917			1,043			1,359
Allowance for loan losses	(6,617)			(6,115)			(7,128)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses	$157,338			$158,101			$114,068
(a) For the periods presented for Nelnet Bank, the delinquency bucket periods conform with the delinquency bucket periods reflected in Nelnet Bank's Call Reports filed with the Federal Deposit Insurance Corporation.

FICO Scores
An additional key credit quality indicator for Nelnet Bank private education and consumer loans is FICO scores at the time of origination or purchase. The following tables highlight the gross principal balance of Nelnet Bank's portfolios, by year of origination, stratified by FICO score at the time of origination or purchase.
Nelnet Bank Private Education Loans

	Loan balance as of March 31, 2025
	Three months ended March 31, 2025	2024	2023	2022	2021	Prior years	Total
FICO at origination or purchase:
Less than 705	$857	3,037	3,291	4,633	3,989	15,620	31,427
705 - 734	1,613	5,152	8,689	19,100	7,345	12,841	54,740
735 - 764	2,887	5,844	8,105	28,984	12,156	18,911	76,887
765 - 794	2,498	6,538	5,854	45,042	23,344	24,578	107,854
Greater than 794	3,747	14,873	14,433	64,876	47,078	65,742	210,749
No FICO score available or required (a)	—	2,402	5,392	—	—	—	7,794
	$11,602	37,846	45,764	162,635	93,912	137,692	489,451

	Loan balance as of December 31, 2024
	2024	2023	2022	2021	2020	Prior years	Total
FICO at origination or purchase:
Less than 705	$2,566	3,578	4,759	4,182	331	15,485	30,901
705 - 734	3,736	8,874	19,666	7,531	426	12,349	52,582
735 - 764	4,398	8,629	29,918	12,775	1,286	17,920	74,926
765 - 794	4,600	6,115	46,340	24,073	1,105	23,867	106,100
Greater than 794	9,971	15,471	67,454	49,408	4,406	63,258	209,968
No FICO score available or required (a)	2,476	5,492	—	—	—	—	7,968
	$27,747	48,159	168,137	97,969	7,554	132,879	482,445
Nelnet Bank Consumer and Other Loans

	Loan balance as of March 31, 2025
	Three months ended March 31, 2025	2024	2023	2022	2021	Prior years	Total
FICO at origination:
Less than 720	$57	18,944	1,630	—	371	1,655	22,657
720 - 769	266	40,681	4,196	17	5,916	8,115	59,191
Greater than 769	2,337	56,077	6,389	100	5,791	3,764	74,458
No FICO score available or required (a)	14	4,910	435	276	54	—	5,689
	$2,674	120,612	12,650	393	12,132	13,534	161,995

	Loan balance as of December 31, 2024
	2024	2023	2022	2021	2020	Prior years	Total
FICO at origination:
Less than 720	$19,264	1,762	—	376	675	1,170	23,247
720 - 769	41,217	4,502	19	6,152	5,448	3,105	60,443
Greater than 769	57,323	6,577	103	5,834	2,755	1,165	73,757
No FICO score available or required (a)	3,936	437	277	55	—	—	4,705
	$121,740	13,278	399	12,417	8,878	5,440	162,152
(a)    Loans with no FICO score available or required refers to loans issued to borrowers for which the Company cannot obtain a FICO score or are not required to under a special purpose credit program. Management proactively assesses the risk and size of this loan category and, when necessary, takes actions to mitigate the credit risk.

Nonaccrual Status
The Company does not place federally insured loans on nonaccrual status due to the government guaranty. The amortized cost of private education, consumer, and other loans on nonaccrual status, as well as the allowance for loan losses related to such loans, as of March 31, 2025 and December 31, 2024, was not material.
Amortized Cost Basis by Origination Year
The following table presents the amortized cost of the Company's private education, consumer, and other loans by loan status and delinquency amount as of March 31, 2025 based on year of origination. Effective July 1, 2010, no new loan originations can be made under the Federal Family Education Loan Program (the "FFEL Program" or FFELP) and all new federal loan originations must be made under the Federal Direct Loan Program. As such, all of the Company’s federally insured loans were originated prior to July 1, 2010.

	Three months ended March 31, 2025	2024	2023	2022	2021	Prior years	Total
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$—	—	—	487	2,295	3,068	5,850
Loans in forbearance	—	—	—	29	525	958	1,512
Loans in repayment status:
Loans current	—	—	188	3,966	4,958	186,461	195,573
Loans delinquent 31-60 days	—	—	—	—	64	2,072	2,136
Loans delinquent 61-90 days	—	—	—	3	25	1,766	1,794
Loans delinquent 91 days or greater	—	—	—	—	87	1,555	1,642
Total loans in repayment	—	—	188	3,969	5,134	191,854	201,145
Total private education loans	$—	—	188	4,485	7,954	195,880	208,507
Accrued interest receivable							1,948
Loan discount, net of unamortized premiums							(5,928)
Allowance for loan losses							(10,394)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$194,133
Gross charge-offs - three months ended March 31, 2025	$—	—	—	—	—	933	933

Consumer and other loans - Non-Nelnet Bank:
Loans in deferment	$—	48	157	—	—	—	205
Loans in repayment status:
Loans current	87,997	238,966	39,437	2,345	323	296	369,364
Loans delinquent 31-60 days	—	1,949	1,199	246	19	—	3,413
Loans delinquent 61-90 days	—	1,971	979	220	—	—	3,170
Loans delinquent 91 days or greater	—	3,889	1,124	50	—	—	5,063
Total loans in repayment	87,997	246,775	42,739	2,861	342	296	381,010
Total consumer and other loans	$87,997	246,823	42,896	2,861	342	296	381,215
Accrued interest receivable							2,071
Loan discount and deferred lender fees, net of unamortized premiums							(9,437)
Allowance for loan losses							(43,904)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses							$329,945
Gross charge-offs - three months ended March 31, 2025	$—	2,076	2,847	127	9	119	5,178

	Three months ended March 31, 2025	2024	2023	2022	2021	Prior years	Total
Private education loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$5,427	21,515	10,133	6,070	522	1,359	45,026
Loans in forbearance	—	—	210	347	145	668	1,370
Loans in repayment status:
Loans current	6,107	15,978	34,191	155,473	92,067	132,731	436,547
Loans delinquent 30-59 days	68	162	380	333	401	1,388	2,732
Loans delinquent 60-89 days	—	119	160	112	697	849	1,937
Loans delinquent 90 days or greater	—	72	690	300	80	697	1,839
Total loans in repayment	6,175	16,331	35,421	156,218	93,245	135,665	443,055
Total private education loans	$11,602	37,846	45,764	162,635	93,912	137,692	489,451
Accrued interest receivable							4,636
Loan discount, net of unamortized premiums and deferred origination costs							(3,973)
Allowance for loan losses							(9,893)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$480,221
Gross charge-offs - three months ended March 31, 2025	$—	139	119	105	84	947	1,394

Consumer and other loans - Nelnet Bank (a):
Loans in deferment	$2,087	5,208	—	—	—	—	7,295
Loans in repayment status:
Loans current	587	114,453	12,568	393	12,061	13,354	153,416
Loans delinquent 30-59 days	—	432	—	—	—	91	523
Loans delinquent 60-89 days	—	288	40	—	71	63	462
Loans delinquent 90 days or greater	—	231	42	—	—	26	299
Total loans in repayment	587	115,404	12,650	393	12,132	13,534	154,700
Total consumer and other loans	$2,674	120,612	12,650	393	12,132	13,534	161,995
Accrued interest receivable							1,043
Loan premium, net of unaccreted discount							917
Allowance for loan losses							(6,617)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses							$157,338
Gross charge-offs - three months ended March 31, 2025	$—	192	242	—	77	58	569
(a) For the periods presented for Nelnet Bank, the delinquency bucket periods conform with the delinquency bucket periods reflected in Nelnet Bank's Call Reports filed with the Federal Deposit Insurance Corporation.

4.  Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of March 31, 2025
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$6,956,048	4.71% - 6.43%	8/26/30 - 9/25/69
Bonds and notes based on auction	457,395	4.22% - 6.19%	3/22/32 - 11/1/47
Total FFELP variable-rate bonds and notes	7,413,443
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	335,506	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facilities	821,803	5.21% - 5.35%	5/1/26 / 7/31/26
Consumer loan warehouse facilities	68,877	6.14% / 6.42%	8/1/26 / 11/13/27
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	49,771	5.90% / 6.59%	6/25/49 / 11/25/53
Fixed-rate bonds and notes issued in private education loan asset-backed securitizations	39,508	7.15%	11/25/53
Unsecured line of credit	—	—	9/22/26
Participation agreements	2,498	5.07% - 5.82%	5/4/25 / 1/30/33
	8,731,406
Discount on bonds and notes payable and debt issuance costs	(75,249)
Total	$8,656,157

	As of December 31, 2024
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$6,923,824	4.89% - 6.45%	8/26/30 - 9/25/69
Bonds and notes based on auction	36,395	5.71% - 5.72%	3/22/32 - 8/25/37
Total FFELP variable-rate bonds and notes	6,960,219
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	346,359	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facilities	853,165	4.41% - 4.69%	1/31/26 / 4/1/26
Consumer loan warehouse facilities	90,000	4.46% / 4.57%	8/1/26 / 11/13/27
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	54,973	5.90% / 6.82%	6/25/49 / 11/25/53
Fixed-rate bonds and notes issued in private education loan asset-backed securitizations	50,415	5.35% / 7.15%	12/28/43 / 11/25/53
Unsecured line of credit	—	—	9/22/26
Participation agreements	3,320	5.27% - 5.82%	5/4/25 / 1/30/33
	8,358,451
Discount on bonds and notes payable and debt issuance costs	(48,654)
Total	$8,309,797

Warehouse Facilities
The Company funds a portion of its loan acquisitions using warehouse facilities. Loan warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements. The following table summarizes the Company's warehouse facilities as of March 31, 2025.

Type of loans	Maximum financing amount	Amount outstanding	Amount available	Expiration of liquidity provisions	Final maturity date	Advance rate	Advanced as equity support
FFELP (a)	$600,000	544,067	55,933	7/31/2025	7/31/2026	note (b)	$39,554
FFELP (c)	375,000	277,736	97,264	5/1/2025	5/1/2026	92%	23,265
	$975,000	821,803	153,197				$62,819
Consumer	$100,000	3,877	96,123	11/13/2026	11/13/2027	70%	$1,775
Consumer	125,000	65,000	60,000	1/1/2026	8/1/2026	60% - 80%	21,299
	$225,000	68,877	156,123				$23,074
(a)    On January 31, 2025, the Company extended the liquidity provisions and final maturity date on this facility to July 31, 2025 and July 31, 2026, respectively.
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
(c)    On March 31, 2025, the Company extended the liquidity provisions and final maturity date on this facility to May 1, 2025 and May 1, 2026, respectively, and on April 10, 2025, extended the liquidity provisions and final maturity to May 1, 2026 and May 1, 2027, respectively.
Unsecured Line of Credit
The Company has a $495.0 million unsecured line of credit that has a maturity date of September 22, 2026. As of March 31, 2025, no amount was outstanding on the line of credit and $495.0 million was available for future use.
Debt Repurchases
The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of March 31, 2025, the Company holds $97.4 million (par value) of its own FFELP asset-backed securities.

5.  Derivative Financial Instruments
Non-Nelnet Bank Derivatives
The Company uses settled-to-market derivative financial instruments to manage interest rate risk. Derivative instruments used as part of the Company's interest rate risk management strategy are further described in note 5 of the notes to consolidated financial statements included in the 2024 Annual Report.
Basis Swaps
The following table summarizes the Company’s outstanding basis swaps as of March 31, 2025 and December 31, 2024 used to hedge its basis risk and repricing risk on a portion of its FFELP student loan assets. For these derivative instruments, the Company receives payments indexed to three-month SOFR and makes payments based on the one-month SOFR index (plus or minus a spread) as defined in the agreements (the "Basis Swaps").

Maturity	Notional amount
2026	$1,150,000
2027	250,000
$1,400,000

Interest Rate Swaps – Floor Income Hedges
The following table summarizes the outstanding derivative instruments used by the Company as of March 31, 2025 and December 31, 2024 to economically hedge loans earning fixed rate floor income.

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
Nelnet Bank Derivatives
Interest Rate Swaps
The following table summarizes the outstanding non-centrally cleared derivative instruments used by Nelnet Bank as of March 31, 2025 and December 31, 2024, to hedge exposure to variability in cash flows related to variable rate intercompany deposits.

Maturity	Notional amount	Weighted average fixed rate paid by the Company (a)
2028	$40,000	3.33%
2029	25,000	3.37
2030 (b)	50,000	3.06
2032 (c)	25,000	4.03
2033 (d)	25,000	3.90
	$165,000	3.44%
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

	Fair value of asset derivatives		Fair value of liability derivatives
	As of March 31, 2025	As of December 31, 2024	As of March 31, 2025	As of December 31, 2024
Interest rate swaps - Nelnet Bank	$1,473	3,232	822	53
Statements of Income
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income.

	Three months ended March 31,
	2025	2024
Settlements:
Basis swaps	$153	365
Interest rate swaps - floor income hedges	429	1,190
Interest rate swaps - Nelnet Bank	164	202
Total settlements - income	746	1,757
Change in fair value:
Basis swaps	(138)	(354)
Interest rate swaps - floor income hedges	(3,657)	6,060
Interest rate swaps - Nelnet Bank	(2,529)	2,258
Total change in fair value - (expense) income	(6,324)	7,964
Derivative market value adjustments and derivative settlements, net - (expense) income	$(5,578)	9,721

6.  Investments and Notes Receivable
“Total investments and notes receivable” consisted of the following:

	As of March 31, 2025				As of December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investments at fair value:
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan	$129,556	4,157	(3,175)	130,538	188,386	5,804	(896)	193,294
FFELP loan and other debt securities - restricted (a)	120,355	3,535	(372)	123,518	98,914	3,151	(78)	101,987
Private education loan (b)	226,575	—	(17,160)	209,415	237,288	—	(18,118)	219,170
Other debt securities	38,942	2,692	(10)	41,624	32,552	2,500	—	35,052
Total Non-Nelnet Bank	515,428	10,384	(20,717)	505,095	557,140	11,455	(19,092)	549,503
Nelnet Bank:
FFELP loan	239,694	6,330	(632)	245,392	231,543	6,060	(270)	237,333
Private education loan	5,888	—	(1)	5,887	1,596	—	—	1,596
Other debt securities	401,700	1,855	(1,867)	401,688	296,944	1,775	(1,325)	297,394
Total Nelnet Bank	647,282	8,185	(2,500)	652,967	530,083	7,835	(1,595)	536,323
Total available-for-sale asset-backed securities	$1,162,710	18,569	(23,217)	1,158,062	1,087,223	19,290	(20,687)	1,085,826
Equity securities				80,841				74,494
Total investments at fair value				1,238,903				1,160,320
Other investments and notes receivable (not measured at fair value):
Nelnet Bank: Held-to-maturity asset-backed securities
FFELP loan				202,739				203,439
Private education loan				4,618				7,335
Total Nelnet Bank held-to-maturity asset-backed securities				207,357				210,774
Venture capital, funds, and other:
Measurement alternative (c)				205,749				200,782
Equity method				163,258				170,258
Total venture capital and funds				369,007				371,040
Real estate equity method				138,123				131,745
Investment in ALLO (d):
Voting interest/equity method				—				—
Preferred membership interests and accrued and unpaid preferred return				234,030				225,614
Total investment in ALLO				234,030				225,614
Beneficial interest in loan securitizations (e):
Consumer loans, net of allowance for credit losses of $39,826 and $38,590 as of March 31, 2025 and December 31, 2024, respectively				137,961				142,764
Private education loans, net of allowance for credit losses of $1,175 and $901 as of March 31, 2025 and December 31, 2024, respectively				50,389				52,824
Federally insured student loans				18,017				18,221
Total beneficial interest in loan securitizations, net of allowance				206,367				213,809
Solar (f)				(167,048)				(155,048)
Notes receivable				64,281				32,258
Tax liens, affordable housing, and other				11,530				10,184
Total other investments and notes receivable (not measured at fair value)				1,063,647				1,040,376
Total investments and notes receivable				$2,302,550				$2,200,696

(a)    Represent investments held in third-party trusts as collateral for the Company’s reinsurance business.
(b)    As sponsor of certain private education loan securitizations, the Company is required to provide a certain level of risk retention, and has purchased bonds issued in such securitizations to satisfy this requirement. The bonds purchased to satisfy the risk retention requirement are included in the above table. The Company must retain these investment securities until the latest of (i) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance, and (ii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time the Company can sell its investment securities (bonds) to a third party.
(c)    The Company has an investment in Agile Sports Technologies, Inc. (doing business as “Hudl”). During the first quarter of 2025, the Company acquired additional ownership interests in Hudl for $3.8 million from existing Hudl investors. This transaction was not considered an observable market transaction (not orderly) because it was not subject to customary marketing activities. Accordingly, the Company did not adjust its carrying value of its Hudl investment to the transaction value. As of March 31, 2025, the carrying amount of the Company's investment in Hudl is $172.5 million. David S. Graff, who has served on the Company's Board of Directors since May 2014, is CEO, co-founder, and a director of Hudl.
(d)    The Company has both a voting and preferred membership interest investment in ALLO Holdings, LLC (referred to collectively with its subsidiary ALLO Communications LLC as "ALLO").
The Company's voting membership interest in ALLO is accounted for under the HLBV method of accounting. Under the HLBV method of accounting, the Company recognized $10.7 million of losses during the three months ended March 31, 2024, reducing the carrying value of the voting membership interest investment to $0. Absent additional equity contributions with respect to ALLO's voting membership interest, the Company will not recognize additional losses for its voting membership interest in ALLO.
As of March 31, 2025, the outstanding preferred membership interests and accrued and unpaid preferred return of ALLO held by the Company was $225.6 million and $8.4 million, respectively. The Company earns a preferred return of 13.50% and 20.00% on $169.1 million and $56.5 million, respectively, of the Company's preferred membership interests of ALLO. The Company recognized income on its ALLO preferred membership interests of $8.4 million and $2.4 million during the three months ended March 31, 2025 and 2024, respectively.
The income statement activity from the Company's investment in ALLO is included in "other, net" in "other income (expense)" on the consolidated statements of income.
In April 2025, the Company executed a transaction that is expected to close in late May 2025. Upon closing, the Company expects all of its outstanding preferred membership interests, including the preferred return accrued on such membership interests, to be redeemed by ALLO. In addition, a portion of its voting membership interest will also be redeemed. The Company expects to receive aggregate cash proceeds of approximately $410 million from ALLO and recognize a pre-tax gain of approximately $175 million as a result of this transaction. See note 16 for additional information.
(e)    The Company has partial ownership in certain consumer, private education, and federally insured student loan securitizations, which are accounted for as held-to-maturity beneficial interest investments. As of the latest remittance reports filed by the various trusts prior to or as of March 31, 2025, the Company's ownership correlates to approximately $1.10 billion, $440 million, and $280 million of consumer, private education, and federally insured student loans, respectively, included in these securitizations.
The Company recorded an additional $1.5 million allowance for credit losses (and related provision expense) during the three months ended March 31, 2025 on these investments. This expense is included in "impairment expense and provision for beneficial interests" on the consolidated statement of income.
(f)    The Company invests in solar tax equity investments through investment partnerships. Due to the management and control of each of these investment partnerships, such partnerships that invest in tax equity investments are consolidated on the Company’s consolidated financial statements, with the third-party co-investor’s portion being presented as noncontrolling interests. As of March 31, 2025, the Company has invested a total of $309.9 million and its third-party investors have invested $280.4 million in tax equity investments that remain outstanding in renewable energy solar partnerships that support the development and operations of solar projects. The carrying value of the Company’s investment in a solar project is reduced by tax credits earned when the solar project is placed in service. As of March 31, 2025, the Company and its third-party co-investors have earned $331.0 million and $265.1 million, respectively, of tax credits on those projects that remain outstanding. The solar investment negative carrying value on the consolidated balance sheet of $167.0 million as of March 31, 2025 represents the sum of total tax credits earned on solar projects placed in service through March 31, 2025 and the calculated HLBV cumulative net losses being larger than the total investment contributions made by the Company and its syndication partners on such projects. The solar investment negative carrying value as of March 31, 2025, excluding the portion owned by syndication partners that is reflected as "noncontrolling interests" on the consolidated balance sheet, was $94.0 million.
The Company accounts for its solar investments using the HLBV method of accounting. For the majority of the Company’s solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. The following table presents (i) the Company's recognized HLBV losses and gains recognized from sales of certain investments at the end of the contractual agreement (typically five years), which include losses and gains attributable to third-party noncontrolling interest investors (syndication partners), included in “other, net” in "other income (expense)" on the consolidated statements of income, (ii) solar net losses and gains attributed to noncontrolling interest investors included in “net loss attributable to noncontrolling interests” on the consolidated statements of income, and (iii) the Company's recognized net gain excluding amounts attributed to noncontrolling interest investors (such amount reflecting the before tax net income impact of such solar tax equity investments to the Company).

	Three months ended March 31,
	2025	2024
Losses from HLBV accounting (gross)	$(2,616)	(1,427)
Gains from sales (gross)	3,072	4,207
Gains from solar investments, net	456	2,780
Less: losses attributable to noncontrolling members, net	(1,046)	(1,641)
Net gain, excluding amounts attributed to noncontrolling interest investors	$1,502	4,421
The following table presents, by remaining contractual maturity, the amortized cost and fair value of debt securities as of March 31, 2025:

	As of March 31, 2025
	1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan	$—	204	2,514	126,838	129,556
FFELP loan and other debt securities - restricted	—	5,500	15,951	98,904	120,355
Private education loan	—	—	—	226,575	226,575
Other debt securities	—	100	8,487	30,355	38,942
Total Non-Nelnet Bank	—	5,804	26,952	482,672	515,428
Fair value	—	5,943	27,021	472,131	505,095
Nelnet Bank:
FFELP loan	44,926	21,799	29,022	143,947	239,694
Private education loan	—	—	4,612	1,276	5,888
Other debt securities	—	27,019	64,075	310,606	401,700
Total Nelnet Bank	44,926	48,818	97,709	455,829	647,282
Fair value	44,682	48,887	98,082	461,316	652,967
Total available-for-sale asset-backed securities at amortized cost	$44,926	54,622	124,661	938,501	1,162,710
Total available-for-sale asset-backed securities at fair value	$44,682	54,830	125,103	933,447	1,158,062
Held-to-maturity asset-backed securities
Nelnet Bank:
FFELP loan	$—	2,684	11,759	188,296	202,739
Private education loan	—	—	—	4,618	4,618
Total held-to-maturity asset-backed securities at amortized cost	$—	2,684	11,759	192,914	207,357
Total held-to-maturity asset-backed securities at fair value	$—	2,743	11,627	198,534	212,904
Beneficial interest in loan securitizations (a):
Amortized cost	$—	—	—	—	206,367
Fair value	$—	—	—	—	221,991
(a) The Company's beneficial interest in loan securitizations are not due at a single maturity date.
The following table summarizes the unrealized positions for held-to-maturity asset-backed securities investments and the beneficial interest in loan securitizations as of March 31, 2025:

	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Asset-backed securities	$207,357	6,074	(527)	212,904
Beneficial interest in loan securitizations	206,367	16,824	(1,200)	221,991

The following table presents securities classified as available-for-sale that have gross unrealized losses as of March 31, 2025 and the fair value of such securities as of March 31, 2025. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities in the table below have been evaluated to determine if a credit loss exists. As part of that assessment, the Company concluded it currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses.

	As of March 31, 2025
	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan	$(240)	10,614	(2,935)	46,474	(3,175)	57,088
FFELP loan and other debt securities - restricted	(141)	12,037	(231)	2,288	(372)	14,325
Private education loan	—	—	(17,160)	209,415	(17,160)	209,415
Other debt securities	(10)	1,990	—	—	(10)	1,990
Total Non-Nelnet Bank	(391)	24,641	(20,326)	258,177	(20,717)	282,818
Nelnet Bank:
FFELP loan	(418)	52,348	(214)	16,408	(632)	68,756
Private education loan	(1)	4,611	—	—	(1)	4,611
Other debt securities	(752)	29,220	(1,115)	13,948	(1,867)	43,168
Total Nelnet Bank	(1,171)	86,179	(1,329)	30,356	(2,500)	116,535
Total available-for-sale asset-backed securities	$(1,562)	110,820	(21,655)	288,533	(23,217)	399,353
The following table summarizes the gross proceeds received and gross realized gains and losses related to sales of available-for-sale asset-backed securities.

	Three months ended
	March 31,
	2025	2024
Gross proceeds from sales	$74,781	153,373

Gross realized gains	$933	1,054
Gross realized losses	(450)	(502)
Net gains	$483	552

7. Intangible Assets
Intangible assets consisted of the following:

	Weighted average remaining useful life as of March 31, 2025 (months)
		As of	As of
		March 31, 2025	December 31, 2024
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $54,303 and $54,644, respectively)	94	$33,541	34,960
Trade names (net of accumulated amortization of $225 and $205, respectively)	85	545	565
Computer software (net of accumulated amortization of $1,003 and $917, respectively)	25	717	803
Total amortizable intangible assets, net	93	$34,803	36,328
The Company recorded amortization expense on its intangible assets of $1.5 million and $2.1 million for the three months ended March 31, 2025 and 2024, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of March 31, 2025, the Company estimates it will record amortization expense as follows:

2025 (April 1 - December 31)	$4,574
2026	6,012
2027	5,714
2028	5,354
2029	4,008
2030 and thereafter	9,141
$34,803
8. Goodwill
The following table presents the carrying amount of goodwill as of March 31, 2025 and December 31, 2024 by reportable operating segment:

			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Total
Total goodwill	$23,639	92,507	41,883	—	—	—	158,029

9.  Bank Deposits
The following table summarizes Nelnet Bank’s interest-bearing deposits, excluding intercompany deposits:

	As of	As of
	March 31, 2025	December 31, 2024
Retail and other savings	$1,030,449	916,475
Brokered CDs, net of brokered deposit fees	261,495	247,872
Retail and other CDs, net of issuance fees	21,463	21,784
Total interest-bearing deposits	$1,313,407	1,186,131
As of March 31, 2025 and December 31, 2024, Nelnet Bank had intercompany deposits from Nelnet, Inc. and its subsidiaries totaling $68.6 million and $68.5 million, respectively, including a $40.0 million pledged deposit from Nelnet, Inc. as required under a Capital and Liquidity Maintenance Agreement with the FDIC. All intercompany deposits held at Nelnet Bank are eliminated for consolidated financial reporting purposes.
The following table presents certificates of deposit remaining maturities as of March 31, 2025:

One year or less	$63,507
After one year to two years	159,825
After two years to three years	1,598
After three years to four years	801
After four years to five years	43,671
After five years	13,556
Total	$282,958
Retail and other savings deposits include deposits from Educational 529 College Savings and Health Savings plans, retirement savings plans, Short Term Federal Investment Trust (STFIT), and FDIC sweep deposits. These deposits are large interest-bearing omnibus accounts structured to allow FDIC insurance to flow through to underlying individual depositors. The deposits exceeding the FDIC insurance limits as of March 31, 2025 were $44.7 million, the majority of which are intercompany deposits from Nelnet, Inc. and its subsidiaries. Union Bank, a related party, is the program manager for certain of the Educational 529 College Savings plans and trustee for the STFIT.
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

	Three months ended March 31,
	2025			2024
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$81,017	1,543	82,560	71,921	1,487	73,408
Denominator:
Weighted-average common shares outstanding - basic and diluted	35,796,531	681,895	36,478,426	36,404,364	752,607	37,156,971
Earnings per share - basic and diluted	$2.26	2.26	2.26	1.98	1.98	1.98

11.  Segment Reporting
See note 16 of the notes to consolidated financial statements included in the 2024 Annual Report for a description of the Company's operating segments. The following tables present the results of each of the Company's reportable operating segments reconciled to the consolidated financial statements.

	Three months ended March 31, 2025
	Reportable Segments					Reconciling Items
	Loan Servicing and Systems (LSS)	Education Technology Services and Payments (ETSP)	Asset Generation and Management	Nelnet Bank	Total Reportable Segments	NFS Other Operating Segments	Corporate and Other Activities	Eliminations/ Reclassifications	Total
Interest income:
Loan interest	$—	—	154,469	11,971	166,440	—	—	—	166,439
Investment interest	721	6,939	12,769	12,496	32,925	8,820	2,312	(2,669)	41,389
Total interest income	721	6,939	167,238	24,467	199,365	8,820	2,312	(2,669)	207,828
Interest expense	—	—	114,303	12,077	126,380	770	633	(2,669)	125,114
Net interest income	721	6,939	52,935	12,390	72,985	8,050	1,679	—	82,714
Less provision for loan losses	—	—	13,012	2,325	15,337	—	—	—	15,337
Net interest income after provision for loan losses	721	6,939	39,923	10,065	57,648	8,050	1,679	—	67,377
Other income (expense):
LSS revenue	120,741	—	—	—	120,741	—	—	—	120,741
Intersegment revenue	5,684	64	—	—	5,748	—	—	(5,748)	—
ETSP revenue	—	147,330	—	—	147,330	—	—	—	147,330
Reinsurance premiums earned	—	—	—	—	—	24,687	—	—	24,687
Solar construction revenue	—	—	—	—	—	—	3,995	—	3,995
Other, net	112	—	3,995	142	4,249	1,110	18,238	97	23,694
Gain (loss) on sale of loans, net	—	—	909	—	909	—	—	—	909
Derivative settlements, net	—	—	582	164	746	—	—	—	746
Derivative market value adjustments, net	—	—	(3,795)	(2,529)	(6,324)	—	—	—	(6,324)
Total other income (expense), net	126,537	147,394	1,691	(2,223)	273,399	25,797	22,233	(5,651)	315,778
Cost of services and expenses:
Total cost of services	1,633	48,047	—	—	49,680	—	7,828	—	57,508
Salaries and benefits	69,574	41,741	1,221	2,816	115,352	478	22,496	(104)	138,223
Depreciation and amortization	2,654	2,430	—	339	5,423	—	3,833	—	9,255
Reinsurance losses and underwriting expenses	—	—	—	—	—	22,212	—	—	22,212
Postage expense	7,575				7,575			(7,575)	—
Servicing fees			6,911	667	7,578			(7,578)	—
Other expenses (a)	10,832	9,048	888	1,358	22,126	772	15,586	9,741	48,226
Intersegment expenses, net	16,478	5,605	1,250	710	24,043	244	(24,055)	(232)	—
Total operating expenses	107,113	58,824	10,270	5,890	182,097	23,706	17,860	(5,748)	217,916
Impairment expense and provision for beneficial interests	—	—	1,510	—	1,510	81	—	—	1,591
Total expenses	108,746	106,871	11,780	5,890	233,287	23,787	25,688	(5,748)	277,015
Income (loss) before income taxes	18,512	47,462	29,834	1,952	97,760	10,060	(1,776)	97	106,140
Income tax (expense) benefit	(4,443)	(11,402)	(7,156)	(434)	(23,435)	(2,385)	810	—	(25,010)
Net income (loss)	14,069	36,060	22,678	1,518	74,325	7,675	(966)	97	81,130
Net loss (income) attributable to noncontrolling interests	—	45	(17)	—	28	(124)	1,623	(97)	1,430
Net income (loss) attributable to Nelnet, Inc.	$14,069	36,105	22,661	1,518	74,353	7,551	657	—	82,560

Total assets as of March 31, 2025	$184,142	469,706	10,362,549	1,689,633	12,706,030	874,667	873,211	(261,950)	14,191,958
(a)    Other expenses for each reportable segment includes:
LSS - communications, professional fees, collection costs, software, and computer services and subscriptions.
ETSP - advertising, professional fees, analysis fees, computer services and subscriptions, and travel.
AGM - trustee fees and professional fees.
Nelnet Bank - marketing, consulting and professional fees, software, insurance, and management fee expense.

	Three months ended March 31, 2024
	Reportable Segments					Reconciling Items
	Loan Servicing and Systems (LSS)	Education Technology Services and Payments (ETSP)	Asset Generation and Management	Nelnet Bank	Total Reportable Segments	NFS Other Operating Segments	Corporate and Other Activities	Eliminations/ Reclassifications	Total
Interest income:
Loan interest	$—	—	209,628	7,096	216,724	—	—	—	216,724
Investment interest	1,894	7,866	21,835	9,968	41,563	15,616	3,815	(8,915)	52,078
Total interest income	1,894	7,866	231,463	17,064	258,287	15,616	3,815	(8,915)	268,802
Interest expense	—	—	190,905	9,497	200,402	2,418	676	(8,915)	194,580
Net interest income	1,894	7,866	40,558	7,567	57,885	13,198	3,139	—	74,222
Less provision for loan losses	—	—	6,455	4,373	10,828	—	—	—	10,828
Net interest income after provision for loan losses	1,894	7,866	34,103	3,194	47,057	13,198	3,139	—	63,394
Other income (expense):
LSS revenue	127,201	—	—	—	127,201	—	—	—	127,201
Intersegment revenue	6,886	49	—	—	6,935	—	—	(6,935)	—
ETSP revenue	—	143,539	—	—	143,539	—	—	—	143,539
Reinsurance premiums earned	—	—	—	—	—	12,780	—	—	12,780
Solar construction revenue	—	—	—	—	—	—	13,726	—	13,726
Other, net	710	—	4,983	375	6,068	161	(2,147)	—	4,082
Gain (loss) on sale of loans, net	—	—	(141)	—	(141)	—	—	—	(141)
Derivative settlements, net	—	—	1,555	202	1,757	—	—	—	1,757
Derivative market value adjustments, net	—	—	5,706	2,258	7,964	—	—	—	7,964
Total other income (expense), net	134,797	143,588	12,103	2,835	293,323	12,941	11,579	(6,935)	310,908
Cost of services and expenses:
Total cost of services	—	48,610	—	—	48,610	—	14,229	—	62,839
Salaries and benefits	76,722	40,167	1,195	2,721	120,805	358	23,521	(807)	143,875
Depreciation and amortization	5,109	2,683	—	260	8,052	—	8,716	—	16,769
Reinsurance losses and underwriting expenses	—	—	—	—	—	11,317	—	—	11,317
Postage expense	10,605				10,605			(10,605)	—
Servicing fees			8,951	233	9,184			(9,184)	—
Other expenses (a)	8,933	7,558	1,109	1,111	18,711	485	13,402	12,931	45,528
Intersegment expenses, net	19,332	4,801	1,208	557	25,898	217	(26,845)	730	—
Total operating expenses	120,701	55,209	12,463	4,882	193,255	12,377	18,794	(6,935)	217,489
Impairment expense and provision for beneficial interests	—	—	—	—	—	—	37	—	37
Total expenses	120,701	103,819	12,463	4,882	241,865	12,377	33,060	(6,935)	280,365
Income (loss) before income taxes	15,990	47,635	33,743	1,147	98,515	13,762	(18,342)	—	93,937
Income tax (expense) benefit	(3,838)	(11,435)	(8,099)	(259)	(23,631)	(3,274)	3,723	—	(23,181)
Net income (loss)	12,152	36,200	25,644	888	74,884	10,488	(14,619)	—	70,756
Net loss (income) attributable to noncontrolling interests	—	17	—	—	17	(120)	2,755	—	2,652
Net income (loss) attributable to Nelnet, Inc.	$12,152	36,217	25,644	888	74,901	10,368	(11,864)	—	73,408

Total assets as of March 31, 2024	$212,381	389,990	12,315,238	1,125,122	14,042,731	1,111,587	803,709	(583,815)	15,374,212
(a)    Other expenses for each reportable segment includes:
LSS - occupancy, communications, professional fees, software, and computer services and subscriptions.
ETSP - advertising, professional fees, analysis fees, computer services and subscriptions, travel, and provision for losses.
AGM - trustee fees and professional fees.
Nelnet Bank - consulting and professional fees, software, and insurance.

12. Disaggregated Revenue
The following tables present disaggregated revenue for the Company's fee-based operating segments.
Loan Servicing and Systems

	Three months ended March 31,
	2025	2024
Government loan servicing	$87,358	105,474
Private education and consumer loan servicing	22,696	12,620
FFELP loan servicing	2,633	3,380
Software services	6,992	4,541
Outsourced services	1,062	1,186
Loan servicing and systems revenue	$120,741	127,201
Education Technology Services and Payments

	Three months ended March 31,
	2025	2024
Tuition payment plan services	$40,072	38,880
Payment processing	51,536	47,786
Education technology services	55,695	56,021
Other	27	852
Education technology services and payments revenue	$147,330	143,539
Solar Construction

	Three months ended March 31,
	2025	2024
Commercial revenue	$3,989	11,920
Residential revenue (a)	6	1,806
Solar construction revenue	$3,995	13,726
(a)    In April 2024, the Company announced a change in its solar engineering, procurement, and construction operations to focus exclusively on the commercial solar market and will discontinue its residential solar operations. As a result, residential revenue will decline from historical amounts as existing customer contracts are completed.
Other Income (Expense)
The following table presents the components of "other, net" in "other income (expense)" on the consolidated statements of income:

	Three months ended March 31,
	2025	2024
ALLO preferred return	$8,416	2,409
Investment activity, net	5,161	(1,298)
Borrower late fee income	1,587	3,133
Investment advisory services (WRCM)	1,473	1,508
Administration/sponsor fee income	1,305	1,546
Gain from solar investments, net	456	2,780
Loss from ALLO voting membership interest investment	—	(10,693)
Other	5,296	4,697
Other, net	$23,694	4,082

13.  Reinsurance
The following table presents reinsurance premiums written and earned and loss reserves, commissions, and broker fees.

	Three months ended March 31,
	2025	2024
Premiums written:
Assumed	$60,853	30,887
Ceded	(23,229)	(15,443)
Net premiums written	$37,624	15,444
Premiums earned:
Assumed	$47,723	25,504
Ceded	(23,036)	(12,724)
Net premiums earned	$24,687	12,780
Loss reserve, commissions, and broker fees:
Assumed	$42,641	22,842
Ceded	(20,429)	(11,525)
Reinsurance losses and underwriting expenses	$22,212	11,317
The Company’s loss reserve balance, net of amounts ceded to reinsurers, was $46.0 million and $33.1 million as of March 31, 2025 and December 31, 2024, respectively, which is included in "other liabilities" on the consolidated balance sheets.
14.  Major Customer
Government Loan Servicing
The Company earns loan servicing revenue from a servicing contract with the Department of Education (the "Department"). Revenue earned by the Company related to this contract was $87.4 million and $105.5 million for the three months ended March 31, 2025 and 2024, respectively.
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
The USDS contract became effective in April 2023 and has a five-year base period, with 2 two-year and 1 one-year possible extensions. The Department's total loan servicing volume of existing borrowers was allocated by the Department to the Company and four other third-party servicers that were awarded a USDS contract. Servicing under the USDS contract went live on April 1, 2024 and the Company recognized revenue in accordance with this new contract beginning in the second quarter of 2024. The Company earned revenue for servicing borrowers under the legacy servicing contract with the Department through March 31, 2024. The Company earns less revenue from the Department on a per borrower blended basis under the new USDS servicing contract as compared with the legacy servicing contract.
15.  Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis.

	As of March 31, 2025			As of December 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
Asset-backed debt securities - available-for-sale	$100	1,157,962	1,158,062	100	1,085,726	1,085,826
Equity securities	445	—	445	455	—	455
Equity securities measured at net asset value (a)			80,396			74,039
Total investments	545	1,157,962	1,238,903	555	1,085,726	1,160,320
Derivative instruments	—	1,473	1,473	—	3,232	3,232
Total assets	$545	1,159,435	1,240,376	555	1,088,958	1,163,552
Liabilities:
Derivative instruments	$—	822	822	—	53	53
Total liabilities	$—	822	822	—	53	53
(a)    In accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets. The methodologies for estimating the fair value of financial assets and liabilities are described in note 24 of the notes to consolidated financial statements included in the 2024 Annual Report.

	As of March 31, 2025
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$10,268,097	9,856,429	—	—	10,268,097
Accrued loan interest receivable	566,275	566,275	—	566,275	—
Cash and cash equivalents	220,517	220,517	220,517	—	—
Investments at fair value	1,238,903	1,238,903	545	1,157,962	—
Investments - held-to-maturity asset-backed securities	212,904	207,357	—	212,904	—
Notes receivable	64,281	64,281	—	64,281	—
Beneficial interest in loan securitizations	221,991	206,367	—	—	221,991
Restricted cash	317,139	317,139	317,139	—	—
Restricted cash – due to customers	294,471	294,471	294,471	—	—
Derivative instruments	1,473	1,473	—	1,473	—
Financial liabilities:
Bonds and notes payable	8,584,733	8,656,157	—	8,584,733	—
Accrued interest payable	22,394	22,394	—	22,394	—
Bank deposits	1,300,242	1,313,407	858,424	441,818	—
Due to customers	379,277	379,277	379,277	—	—
Derivative instruments	822	822	—	822	—

	As of December 31, 2024
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$10,008,165	9,443,461	—	—	10,008,165
Accrued loan interest receivable	549,283	549,283	—	549,283	—
Cash and cash equivalents	194,518	194,518	194,518	—	—
Investments at fair value	1,160,320	1,160,320	555	1,085,726	—
Investments - held-to-maturity asset-backed securities	216,164	210,774	—	216,164	—
Notes receivable	32,258	32,258	—	32,258	—
Beneficial interest in loan securitizations	229,510	213,809	—	—	229,510
Restricted cash	332,100	332,100	332,100	—	—
Restricted cash – due to customers	404,402	404,402	404,402	—	—
Derivative instruments	3,232	3,232	—	3,232	—
Financial liabilities:
Bonds and notes payable	8,343,565	8,309,797	—	8,343,565	—
Accrued interest payable	21,046	21,046	—	21,046	—
Bank deposits	1,172,707	1,186,131	744,721	427,986	—
Due to customers	478,469	478,469	478,469	—	—
Derivative instruments	53	53	—	53	—
16. Subsequent Event - Partial Redemption of ALLO Investment
Nelnet has both a voting and preferred membership interest investment in ALLO. On April 18, 2025, ALLO executed a financing transaction that will result in gross proceeds to ALLO of $500 million (the “Financing”). In conjunction with the Financing, on April 18, 2025, Nelnet, ALLO, and certain other ALLO investors entered into a Membership Unit Redemption Agreement (the “Redemption Agreement”) pursuant to which ALLO will redeem certain of its membership interests from certain investors in ALLO, including Nelnet (the “Transaction”).
As part of the Transaction, ALLO will redeem all of Nelnet's outstanding preferred membership interests, including the preferred return accrued on such membership interests as of the closing date. In addition, ALLO will redeem a portion of Nelnet’s voting membership interest of ALLO. The Transaction is expected to close in late May 2025, subject to customary closing conditions.

Upon closing, Nelnet expects to receive aggregate cash proceeds of approximately $410 million from ALLO for these redemptions and recognize a pre-tax gain of approximately $175 million.
Immediately following the closing of the Transaction, Nelnet will not own any preferred membership interests of ALLO, but will maintain a significant voting equity investment in ALLO. Nelnet’s ownership of ALLO will decrease from 45% to approximately 26%. Nelnet will continue to account for its remaining voting membership interest of ALLO under the HLBV method of accounting, with the carrying value of such interest remaining at $0 as of the closing date of the Transaction.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three months ended March 31, 2025 and 2024. All dollars are in thousands, except per share amounts, unless otherwise noted.)
The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. The discussion should be read in conjunction with the Company’s consolidated financial statements included in the 2024 Annual Report.
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
The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” section of the 2024 Annual Report and include such risks and uncertainties as:
•risks related to the ability to successfully maintain and increase allocated volumes of student loans serviced by the Company under existing and future servicing contracts with the Department, risks related to unfavorable contract modifications or interpretations, risks related to consistently meeting service requirements to avoid the assessment of performance penalties, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of Federal Direct Loan Program, FFEL Program, private education, and consumer loans;
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
•risks related to the expected benefits to the Company from its continuing investment in ALLO, and risks related to solar tax equity investments, including risks of not being able to realize tax credits which remain subject to recapture by taxing authorities;

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
OVERVIEW
The Company is a diversified hybrid holding company with primary businesses being consumer lending, loan servicing, payments, and technology – with many of these businesses serving customers in the education space. The largest operating businesses engage in loan servicing and education technology services and payments. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes and manages investments to further diversify both within and outside of its historical core education-related businesses including, but not limited to, investments in a fiber communications company (ALLO), early-stage and emerging growth companies (venture capital investments), real estate, reinsurance, and renewable energy (solar). In the Nelnet Financial Services division, which includes Nelnet Bank, the Company is also actively expanding its private education, consumer, and other loan portfolios.
Reclassification and Immaterial Error Corrections
The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the immaterial error corrections made to the previously reported consolidated financial statements for the three months ended March 31, 2024. For additional information, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
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

	Three months ended March 31,
	2025	2024
GAAP net income attributable to Nelnet, Inc.	$82,560	73,408
Realized and unrealized derivative market value adjustments (a)	6,324	(7,964)
Tax effect (b)	(1,519)	1,911
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$87,365	67,355
Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$2.26	1.98
Realized and unrealized derivative market value adjustments (a)	0.17	(0.22)
Tax effect (b)	(0.04)	0.05
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$2.39	1.81
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
Recent Development - Partial Redemption of ALLO Investment
The Company has both a voting and preferred membership interest investment in ALLO.
The Company's 45% voting membership interest in ALLO is accounted for under the Hypothetical Liquidation at Book Value (HLBV) method of accounting and as of March 31, 2025 has a carrying value of $0.
As of March 31, 2025, the outstanding preferred membership interests and accrued and unpaid preferred return of ALLO held by the Company was $225.6 million and $8.4 million, respectively. The Company earns a preferred return of 13.50% and 20.00% on $169.1 million and $56.5 million, respectively, of the Company's preferred membership interests of ALLO.
In April 2025, the Company entered into an agreement pursuant to which ALLO will redeem certain of its membership interests. The Company expects ALLO to redeem all of the Company's outstanding preferred membership interests, including the accrued preferred return earned through the closing date, and a portion of the Company's voting membership interest. The transaction is expected to close in late May 2025. The Company expects to receive cash proceeds of approximately $410.0 million from ALLO for these redemptions and recognize a pre-tax gain of approximately $175.0 million. As a result of this transaction, Nelnet's ownership of ALLO will decrease from 45% to approximately 26%. Nelnet will continue to account for its remaining voting membership interest of ALLO under the HLBV method of accounting, with the carrying value of such interest remaining at $0 as of the closing date of the transaction.
Operating Segments
The Company's reportable operating segments are described in note 1 of the notes to consolidated financial statements included in the 2024 Annual Report. They include:
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
Other business activities and operating segments that are not reportable and not part of the NFS division are combined and included in Corporate and Other Activities ("Corporate"). Corporate also includes interest income earned on cash balances held at the corporate level and interest expense incurred on unsecured corporate related debt transactions, certain investment activities including its investment in ALLO, early-stage and emerging growth companies (venture capital investments), and solar tax equity investments, the operating results of the Company's solar engineering, procurement, and construction business, and certain shared service activities that are allocated to each operating segment based on estimated use of such activities and services. In addition, Corporate includes corporate costs and overhead functions not allocated to operating segments, including executive management, investments in innovation, and other holding company organizational costs.
The information below presents the operating results (net income (loss) before taxes) for each of the Company's reportable and certain other operating segments reconciled to the consolidated financial statements for the three months ended March 31, 2025 and 2024. See "Results of Operations" for additional detail regarding each reportable operating segment, the NFS operating segments, and Corporate and Other Activities under this Item 2.

	Three months ended March 31,		Certain Items Impacting Comparability (All dollar amounts below are pre-tax)
	2025	2024
NDS	$18,512	15,990
•An increase in before tax operating margin due to an increase in private education and consumer loan servicing volume and a decrease in total expenses obtained through cost-saving measures. This was partially offset by a decrease in government loan servicing revenue due to lower revenue earned on a per borrower blended basis under the new government servicing contract (which the Company began recognizing revenue under on April 1, 2024).

NBS	47,462	47,635
•ETSP revenue increased to $147.3 million for the three months ended March 31, 2025 compared with $143.5 million for the same period in 2024. However, NBS experienced a decrease in before tax operating margin due to a decrease in FACTS education services revenue and an increase in operating expenses to support the growth in the customer base and investments in the development of new technologies. Net income and before tax operating margin will continue to be impacted by these items throughout 2025 compared with 2024.

Nelnet Financial Services division:
AGM	29,834	33,743
•The recognition of $13.0 million and $6.5 million in provision for loan losses for the three months ended March 31, 2025 and 2024, respectively. Increase was due to an increase of loan acquisitions in the first quarter of 2025.
•A decrease of $9.1 million in investment interest income for the three months ended March 31, 2025 compared with the same period in 2024, due to a decrease of interest earned on restricted cash driven by lower balances and a decrease in interest rates and a decrease of interest income from beneficial interest investments.
•A net loss of $3.8 million and net income of $5.7 million related to changes in the fair values of derivative instruments that do not qualify for hedge accounting for the three months ended March 31, 2025 and 2024, respectively.
•An increase in net loan interest income of $16.6 million for the three months ended March 31, 2025 compared with the same period in 2024, due to an increase in loan spread driven by an increase in consumer loans funded with operating cash (versus funded with debt), partially offset by a decrease in the average balance of loans.

Nelnet Bank	1,952	1,147
•An increase of $4.8 million in net interest income for the three months ended March 31, 2025 compared with the same period in 2024 due to an increase in the average balance of loans and investments and an increase in net interest margin.
•A net loss of $2.5 million and net income of $2.3 million related to changes in the fair values of derivative instruments that do not qualify for hedge accounting for the three months ended March 31, 2025 and 2024, respectively.
•The recognition of $2.3 million and $4.4 million of provision for loan losses for the three months ended March 31, 2025 and 2024, respectively.

NFS other operating segments	10,060	13,762
•Net interest income earned on investment debt securities (primarily student loan and other asset-backed securities) was $6.8 million for the three months ended March 31, 2025 compared with $12.2 million for the same period in 2024.

Corporate:
Unallocated corporate costs	(9,988)	(10,045)
Solar tax equity investments	1,205	2,314
•Includes operating results of the Company's tax equity investments in renewable energy solar partnerships. The Company accounts for these investments under the HLBV method of accounting, which commonly results in accelerated losses in the initial years of the investment. In the periods presented, these HLBV net losses are offset by gains recognized from sales of certain investments at the end of the contractual agreement (typically five years). These losses are also offset by revenue earned by the Company related to management, consulting, and performance fees provided on tax equity investments made by third parties. Due to the recognition pattern (accelerated losses in initial years and gains upon sale at the end of the contractual agreement), these investments may create volatility in earnings.
•These results include results attributable to third-party noncontrolling interest investors. See note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.

Nelnet Renewable Energy - solar construction	(6,575)	(4,037)
•Since the acquisition of GRNE Solar in 2022, the Company has incurred low and, in some cases, negative margins on certain legacy solar construction projects. The Company has a handful of remaining legacy construction contracts to complete, down from over 30 at the beginning of 2024. Uncertain economic conditions have impacted the costs to complete existing construction contracts and new construction projects being initiated which may continue to negatively impact margins and revenue, respectively, in future periods.

ALLO investment	8,416	(8,593)
•The recognition of no loss in the three months ended March 31, 2025 compared with a loss of $10.7 million for the same period in 2024 related to the Company's ALLO voting membership interest investment. The loss recognized in the first quarter of 2024 reduced the Company's carrying value of its voting membership interest to $0. Absent additional equity contributions with respect to ALLO's voting membership interest, the Company will not recognize additional losses for its voting membership interest in ALLO.
•The recognition of income of $8.4 million on the Company's preferred membership interests in ALLO for the three months ended March 31, 2025 compared with $2.4 million for the same period in 2024.

Venture capital investments	4,220	(704)
•Includes operating results of the Company's venture capital investments. During the first quarter of 2025, the Company recognized income, net of losses, of $2.1 million from equity method investees, $1.7 million related to the periodic adjustment of certain fund investments to their respective fair value, and $0.6 million on certain measurement alternative investments as a result of observable price changes.

Other corporate activities	946	2,723
Eliminations/reclassifications	97	—
Net income before taxes	106,140	93,937
Income tax expense	(25,010)	(23,181)
Net loss attributable to noncontrolling interests	1,430	2,652	•The majority of noncontrolling interests represents losses attributed to noncontrolling membership interests related to the Company’s solar tax equity investments.
Net income	$82,560	73,408
CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's consolidated operating results for the three months ended March 31, 2025 compared with the same period in 2024 is provided below.
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

	Three months ended
	March 31,
	2025	2024	Additional information
Loan interest	$166,439	216,724	Decrease was due to a decrease in the average balance of loans and gross yield earned on loans.
Investment interest	41,389	52,078	Includes income from unrestricted interest-earning deposits and investments, and restricted cash in asset-backed securitizations. Decrease was due to a decrease of interest earned on restricted cash in asset-backed securitizations due to lower balances and a decrease in interest rates and a decrease in interest earned on the Company's partial ownership in loan securitizations that are accounted for as held-to-maturity beneficial interest investments.
Total interest income	207,828	268,802
Interest expense	125,114	194,580	Decrease was due to a decrease in the average balance of debt outstanding and decrease in cost of funds.
Net interest income	82,714	74,222
Less provision for loan losses	15,337	10,828
Represents the current period provision to reflect the lifetime expected credit losses related to the Company's loan portfolio. See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for the factors impacting provision for loan losses for the periods presented.

Net interest income after provision for loan losses	67,377	63,394
Other income (expense):
LSS revenue	120,741	127,201	See LSS operating segment - results of operations.
ETSP revenue	147,330	143,539	See ETSP operating segment - results of operations.
Reinsurance premiums earned	24,687	12,780	Represents premiums earned, net of ceded portion, from reinsurance treaties on property and casualty policies. Increase was primarily due to an increase in overall property volume and new business.
Solar construction revenue	3,995	13,726	Represents revenue earned from Nelnet Renewable Energy (NRE) providing solar construction services, including design and installations of commercial solar systems.
Other, net	23,694	4,082	See table below for the components of "other, net."
Gain (loss) on sale of loans, net	909	(141)	The Company recognizes gains/losses from selling loans. See NFS division - results of operations - AGM operating segment.

Derivative settlements, net	746	1,757
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See NFS division - results of operations - AGM and Nelnet Bank operating segments - for additional information.

Derivative market value adjustments, net	(6,324)	7,964
Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments during the periods presented related to the changes in fair value of the Company's floor income interest rate swaps and derivatives at Nelnet Bank. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps.

Total other income (expense), net	315,778	310,908
Cost of services and expenses:
Loan servicing contract fulfillment and acquisition costs	1,633	—
Represents primarily the amortization of previously capitalized contract fulfillment costs. The costs were pre-contract costs incurred to enhance the resources of the Company to satisfy future performance obligations.

Cost to provide education technology services and payments	48,047	48,610	Represents direct costs to provide payment processing and instructional services in ETSP. See ETSP operating segment - results of operations.
Cost to provide solar construction services	7,828	14,229	Represents direct costs related to NRE providing solar construction services. Since the acquisition of GRNE Solar in 2022, it has incurred low and, in some cases, negative margins on certain legacy projects. The Company has a handful of remaining legacy construction contracts to complete, down from over 30 at the beginning of 2024. Uncertain economic conditions have impacted the costs to complete existing construction contracts and new construction projects being initiated which may continue to negatively impact margins and revenue, respectively, in future periods.
Total cost of services	57,508	62,839
Salaries and benefits	138,223	143,875
Decrease was primarily due to staff reductions announced in June 2024 in LSS after the completion of required servicing platform enhancements for the new government servicing contract and the transfer of direct loan serving volume to one platform. These staff reductions took place during the second half of 2024.

Depreciation and amortization	9,255	16,769	Includes depreciation of property and equipment and the amortization of intangibles from prior business acquisitions. Decrease was primarily due to reduction in depreciation due to prior year non-cash impairment charges recognized for lease, buildings, and associated improvements as the Company continues to evaluate the use of office space as it modifies its hybrid work model for associates.
Reinsurance losses and underwriting expenses	22,212	11,317	Represents case reserve, estimated loss reserve, and amortization of acquisition costs, which consist primarily of commissions and brokerage expenses, net of ceded portion, from reinsurance treaties on property and casualty policies. Increase was primarily due to an increase in overall property volume and new business.
Other expenses	48,226	45,528	Includes expenses such as postage and distribution, consulting and professional fees, occupancy, servicing fees, marketing, travel, communications, and certain information technology-related costs.
Total operating expenses	217,916	217,489
Impairment expense and provision for beneficial interests	1,591	37
During 2025, the Company recorded an additional allowance of $1.5 million for credit losses (and related provision expense) related to the Company's beneficial interest in certain loan securitizations. See note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.

Total expenses	277,015	280,365
Income before income taxes	106,140	93,937
Income tax expense	25,010	23,181
The effective tax rate was 23.25% and 24.00% for the three months ended March 31, 2025 and 2024, respectively. The Company expects its tax rate will range between 22% and 24% for the remainder of 2025.

Net income	81,130	70,756
Net loss attributable to noncontrolling interests	1,430	2,652	Represents the net income/loss attributable to the holders of noncontrolling membership interests. The majority is attributed to noncontrolling membership interests related to the Company's solar tax equity investments.
Net income attributable to Nelnet, Inc.	$82,560	73,408
Additional information:			See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP financial information.
Net income attributable to Nelnet, Inc.	$82,560	73,408
Derivative market value adjustments, net	6,324	(7,964)
Tax effect	(1,519)	1,911
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$87,365	67,355

The following table summarizes the components of "other, net" in "other income (expense)" on the consolidated statements of income.

	Three months ended March 31,
	2025	2024	Additional information
ALLO preferred return	$8,416	2,409	See Corporate - results of operations.
Investment activity, net (a)	5,161	(1,298)	See note (b) below for additional information.
Borrower late fee income	1,587	3,133	See NFS division - results of operations - AGM operating segment.
Investment advisory services (WRCM)	1,473	1,508	See NFS division - results of operations - NFS other operating segments.
Administration/sponsor fee income	1,305	1,546	See NFS division - results of operations - AGM operating segment.
Gain from solar investments, net (a)	456	2,780	See Corporate - results of operations and note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loss from ALLO voting membership interest investment (a)	—	(10,693)	See Corporate - results of operations.
Other	5,296	4,697
Other, net	$23,694	4,082
(a)    The Company anticipates fluctuations in future periodic earnings resulting from investment purchases, sales, and valuation adjustments.
(b)    Investment activity by operating segment and investment type follows:

	Real Estate	Venture Capital and Funds	Equity / Bonds	Total	Real Estate	Venture Capital and Funds	Equity / Bonds	Total
	Three months ended March 31,
	2025				2024
NFS - AGM	$—	1,047	—	1,047	—	322	—	322
NFS - Nelnet Bank	—	(62)	287	225	—	(179)	529	350
NFS - Other Operating Segments	(1,643)	—	1,040	(603)	(1,794)	—	212	(1,582)
Corporate	—	4,492	—	4,492	—	(388)	—	(388)
	$(1,643)	5,477	1,327	5,161	(1,794)	(245)	741	(1,298)

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Servicing Volumes

	As of
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Servicing volume (dollars in millions):
Government	$482,786	489,877	492,142	489,298	495,409	494,691
FFELP	12,826	13,260	13,745	14,576	15,783	17,462
Private and consumer	46,728	29,226	20,666	19,876	21,015	20,493
Total	$542,340	532,363	526,553	523,750	532,207	532,646

Number of servicing borrowers:
Government	13,453,127	14,049,550	14,114,468	14,096,152	14,328,013	14,503,057
FFELP	524,421	549,861	574,979	610,745	656,814	725,866
Private and consumer	1,645,423	1,168,293	851,747	829,072	882,256	894,703
Total	15,622,971	15,767,704	15,541,194	15,535,969	15,867,083	16,123,626

Number of remote hosted borrowers:	1,427,800	842,200	662,075	133,681	65,295	70,580
Summary and Comparison of Operating Results

	Three months ended March 31,
	2025	2024	Additional information
Interest income	$721	1,894
Represents interest income on cash balances primarily collected from borrower remittances that are subsequently disbursed to servicing customers (lenders). Decrease was due to decrease in average balance of loan repayment funds held in custody for lenders and a decrease in interest rates.

Loan servicing and systems revenue	120,741	127,201	See table below for additional information.
Intersegment servicing revenue	5,684	6,886	Represents revenue earned by LSS from servicing loans for AGM and Nelnet Bank. Decrease was due to the continued amortization of AGM's FFELP portfolio. Intersegment servicing revenue will continue to decrease as AGM's FFELP portfolio pays off.
Other income	112	710	Represents revenue earned from providing administrative support services.
Total other income	126,537	134,797
Contract fulfillment and acquisition costs	1,633	—
Represents primarily the amortization of previously capitalized contract fulfillment costs. The costs were pre-contract costs incurred to enhance the resources of the Company to satisfy future performance obligations.

Salaries and benefits	69,574	76,722
Decrease was due to staff reductions announced in June 2024 after the completion of required servicing platform enhancements for the new government servicing contract and the transfer of direct loan servicing volume to one platform. These staff reductions took place during the second half of 2024.

Depreciation	2,654	5,109	Decrease was due to certain information technology activities moved to cloud computing and incurred at the corporate level and such costs are classified as other expenses and intercompany expenses, respectively.
Postage expense	7,575	10,605	Decrease was due to a non-recurring volume based credit earned from the Company's mail provider and recognized in the first quarter of 2025. The volume increase was a result of additional mailings as borrowers returned to repayment under the government servicing contract and consumer borrower growth.
Other expenses	10,832	8,933
The total of other expenses and intercompany expenses decreased due to moving to one platform in 2024 and continued focus on expense reductions. Intersegment expenses represents costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.

Intersegment expenses	16,478	19,332
Total operating expenses	107,113	120,701
Total expenses	108,746	120,701
Income before income taxes	18,512	15,990
Income tax expense	(4,443)	(3,838)	Represents income tax expense at an effective tax rate of 24%.
Net income	$14,069	12,152

Before tax operating margin	14.8%	11.9%
Before tax operating margin is a measure of before tax operating profitability as a percentage of revenue, and for LSS is calculated as income before income taxes divided by the total of loan servicing and systems revenue (less contract fulfillment and acquisition costs), intersegment servicing revenue, and other income. The Company uses this metric to monitor and assess the segment’s performance, manage operating costs, identify and evaluate business trends affecting the segment, and make strategic decisions, and believes that it provides additional information to facilitate an understanding of the operating performance of the segment and provides a meaningful comparison of the results of operations between periods.
Before tax operating margin increased due to an increase in private education and consumer loan servicing volume and a decrease in total expenses obtained through cost-saving measures executed in 2024. This was partially offset by a decrease in government loan servicing revenue due to lower revenue earned on a per borrower blended basis under the new government servicing contract.

Loan servicing and systems revenue
The following table presents disaggregated revenue by service offering for each reporting period.

	Three months ended March 31,
	2025	2024	Additional information
Government loan servicing	$87,358	105,474	Represents revenue from the Company's servicing contract with the Department. The Company recognized revenue under the new government servicing USDS contract beginning April 1, 2024. Decrease was due to lower revenue earned on a per borrower blended basis under the new contract as compared with the government legacy contract and a decrease in the number of borrowers serviced. The Company expects the number of borrowers serviced under this contract will continue to decrease as volume is transferred from the Company to its remote hosted servicing customer.
Private education and consumer loan servicing	22,696	12,620
Increase was due to an increase in loan servicing volume from the conversion of Discover Financial Services and SoFi Lending Corp. loan portfolios during the fourth quarter of 2024 and first quarter of 2025.

FFELP loan servicing	2,633	3,380	Represents revenue from servicing third-party customers' FFELP portfolios. Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios pay off.
Software services	6,992	4,541
Represents revenue from providing remote hosted servicing software to certain Department and other servicers and providing diversified technology services. Increase was primarily due to the Company's recognition of revenue beginning in the second quarter of 2024 from a new remote hosted servicing customer awarded a USDS contract. The Company expects software services revenue to increase in future periods as additional volume is transferred from the Company to this new remote hosted servicing customer.

Outsourced services	1,062	1,186	Represents revenue from providing contact center and back office operational outsourcing services.
Loan servicing and systems revenue	$120,741	127,201

EDUCATION TECHNOLOGY SERVICES AND PAYMENTS OPERATING SEGMENT – RESULTS OF OPERATIONS
As discussed further in the Company's 2024 Annual Report, this segment of the Company’s business is subject to seasonal fluctuations which correspond, or are related to, the traditional school year. Based on the timing of revenue recognition and when expenses are incurred, revenue and before tax operating margin are higher in the first quarter compared with the remainder of the year.
Summary and Comparison of Operating Results

	Three months ended March 31,
	2025	2024	Additional information
Interest income	$6,939	7,866	Represents interest income on tuition funds held in custody for schools. Decrease was due to a decrease in interest rates partially offset by higher balances.
Education technology services and payments revenue	147,330	143,539	See table below for additional information.
Intersegment revenue	64	49
Total other income	147,394	143,588
Cost of services	48,047	48,610	See table below for additional information.
Salaries and benefits	41,741	40,167	Increase was due to an increase in headcount to support the growth of the customer base and the investment in the development of new technologies.
Depreciation and amortization	2,430	2,683
Other expenses	9,048	7,558	Increase was due to an increase in technology services and professional fees.
Intersegment expenses, net	5,605	4,801	Represents costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	58,824	55,209
Total expenses	106,871	103,819
Income before income taxes	47,462	47,635
Income tax expense	(11,402)	(11,435)	Represents income tax expense at an effective tax rate of 24%.
Net income	36,060	36,200
Net loss attributable to noncontrolling interests	45	17	Amounts for noncontrolling interests reflect the net loss attributable to the holders of minority membership interests in NextGen. In April 2025, the Company acquired the remaining 20.0% of NextGen for $3.9 million.
Net income	$36,105	36,217	The Company expects net income to be impacted in 2025 compared with 2024 due to a decrease in contribution from FACTS education services as a result of the end of funding of the EANS program in 2024 as described in the revenue table below and an increase in operating expenses to support the growth in the customer base and investments in the development of new technologies.

Education technology services and payments revenue
The following table presents disaggregated revenue by service offering and before tax operating margin for each reporting period.

	Three months ended March 31,
	2025	2024	Additional information
Tuition payment plan services	$40,072	38,880	Increase was due to a higher number of payment plans in the K-12 and higher education markets for both new and existing customers.
Payment processing	51,536	47,786	Increase was due to an increase in payment volumes for both the K-12 and higher education markets due to new customers and an increase in volume from existing customers.
Education technology services	55,695	56,021
Decrease was due to a decrease in FACTS education services revenue which resulted from the wind down of economic aid provided to private schools in response to the COVID 19 pandemic. Instructional services revenue provided to private schools has been funded by the Emergency Assistance to Non-Public Schools (EANS) program. The EANS II program funding ended on September 30, 2024. Although schools still have allocated funds to spend, future instructional services revenue will be adversely impacted compared to recent historical results as a result of the EANS funding ending in 2024. Revenue earned under the EANS program was $10.1 million for the three months ended March 31, 2024 compared with $1.6 million for the three months ended March 31, 2025. This decrease was partially offset by an increase in revenue from the Company’s professional development services, financial aid management, enrollment services, and instructional services from non-EANS funding sources.

Other	27	852
Education technology services and payments revenue	147,330	143,539
Cost of services	48,047	48,610	Represents direct costs to provide payment processing revenue and such costs decrease/increase in relationship to payment volumes. Costs to provide instructional services are also a component of this expense and decrease/increase in relationship to instructional services revenues.
Net revenue	$99,283	94,929
GAAP before tax operating margin	47.8%	50.2%
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
Before tax operating margin, excluding net interest income, decreased due to a decrease in FACTS education services revenue and an increase in operating expenses to support the growth in the customer base and investments in the development of new technologies. Before tax operating margin will continue to be impacted by these items throughout 2025 compared with 2024.

Net interest income	(7.0)	(8.3)
Non-GAAP before tax operating margin, excluding net interest income	40.8%	41.9%

NELNET FINANCIAL SERVICES DIVISION - RESULTS OF OPERATIONS
Asset Generation and Management Operating Segment
Loan Portfolio
As of March 31, 2025, the AGM operating segment had a $9.3 billion loan portfolio, consisting primarily of federally insured loans. For a summary of the Company’s loan portfolio as of March 31, 2025 and December 31, 2024, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans in the AGM operating segment:

	FFELP	Private	Consumer and other	Total
	Three months ended March 31, 2025
Balance as of December 31, 2024	$8,388,564	221,744	345,560	8,955,868
Loan acquisitions	702,800	—	129,787	832,587
Repayments, claims, capitalized interest, participations, and other, net	(230,558)	(12,535)	(93,984)	(337,077)
Loans lost to external parties	(58,764)	(702)	—	(59,466)
Loans sold	(131,758)	—	(148)	(131,906)
Balance as of March 31, 2025	$8,670,284	208,507	381,215	9,260,006

	Three months ended March 31, 2024
Balance as of December 31, 2023	$11,686,207	277,320	85,935	12,049,462
Loan acquisitions	—	—	80,730	80,730
Repayments, claims, capitalized interest, participations, and other, net	(324,953)	(14,591)	(10,952)	(350,496)
Loans lost to external parties	(778,508)	(1,147)	—	(779,655)
Loans sold	(199,694)	—	(405)	(200,099)
Balance as of March 31, 2024	$10,383,052	261,582	155,308	10,799,942
The Company has partial ownership in certain consumer, private education, and federally insured student loan securitizations that are accounted for as held-to-maturity beneficial interest investments and included in "other investments and notes receivable, net" in the Company's consolidated financial statements. As of the latest remittance reports filed by the various trusts prior to or as of March 31, 2025, the Company’s ownership correlates to approximately $1.82 billion of loans included in these securitizations. The loans held in these securitizations are not included in the above table. Investment interest income earned by the Company from the beneficial interest in loan securitizations is included in "investment interest" on the Company's consolidated statements of income and is not a component of the Company's loan interest income.
Beginning in late 2021, the Company experienced accelerated run-off of its FFELP portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans as a result of the CARES Act payment pause on Department held loans and the initiatives offered by the Department for FFELP borrowers to consolidate their loans to qualify for loan forgiveness under various programs. However, the Company has experienced a significant decrease in FFELP borrowers consolidating their loans into the Federal Direct Loan Program since August 2024 that has resulted in prepayment rates on the Company’s FFELP portfolio being more consistent with longer-term historical rates.
Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance, loan status, delinquency amounts, and other key credit quality indicators for each of AGM’s loan portfolios as of March 31, 2025 and December 31, 2024; and the activity in AGM's allowance for loan losses and net charge-offs as a percentage of average loans for the three months ended March 31, 2025 and 2024, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

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

	Three months ended March 31,
	2025	2024
Variable loan yield, gross	7.43%	7.99%
Consolidation rebate fees	(0.79)	(0.80)
Premium and deferred origination costs amortization, net of discount accretion	(0.13)	0.09
Variable loan yield, net	6.51	7.28
Loan cost of funds - interest expense	(5.39)	(6.50)
Loan cost of funds - derivative settlements (a) (b)	0.01	0.01
Variable loan spread	1.13	0.79
Fixed rate floor income, gross	0.04	0.01
Fixed rate floor income - derivative settlements (a) (c)	0.02	0.04
Fixed rate floor income, net of settlements on derivatives	0.06	0.05
Core loan spread	1.19%	0.84%

Average balance of AGM's loans	$9,544,317	11,561,504
Average balance of AGM's debt outstanding	8,451,699	11,387,400
(a)    Derivative settlements represent the cash paid or received during the respective period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income (loan spread) as presented in this table. The Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's Non-Nelnet Bank derivative instruments, including the net settlement activity recognized by the Company for each type of derivative for the 2025 and 2024 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Income" in note 5 and in this table.
A reconciliation of core loan spread, which includes the impact of derivative settlements on loan spread, to loan spread without derivative settlements follows.

	Three months ended March 31,
	2025	2024
Core loan spread	1.19%	0.84%
Derivative settlements (basis swaps)	(0.01)	(0.01)
Derivative settlements (fixed rate floor income)	(0.02)	(0.04)
Loan spread	1.16%	0.79%
(b)    Derivative settlements consist of net settlements received related to the Company’s basis swaps.
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

Variable loan spread was higher during the three months ended March 31, 2025 compared with the same period in 2024 due to an increase in consumer loans funded by the Company with operating cash (versus funded with debt). The difference between variable loan spread and core loan spread is fixed rate floor income earned on a portion of AGM's federally insured student loan portfolio. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on AGM's federally insured student loans earning fixed rate floor income.
Summary and Comparison of Operating Results

	Three months ended March 31,
	2025	2024	Additional information
Interest income:
Loan interest	$154,469	209,628	See table below for additional analysis.
Investment interest	12,769	21,835	Represents primarily investment interest earned on beneficial interest investments and restricted cash included in student loan securitizations and other secured borrowings. Decrease was due to a decrease of interest earned on restricted cash due to lower balances and a decrease in interest rates and a decrease of interest earned on beneficial interest investments. AGM earned $8.7 million and $13.1 million of interest income on beneficial interest investments for the three months ended March 31, 2025 and 2024, respectively.
Total interest income	167,238	231,463
Loan interest expense	112,411	184,145	See table below for additional analysis.
Intercompany interest expense	1,892	6,760	Represents interest paid by AGM to Nelnet, Inc. (parent company) related to (i) internal borrowings to fund equity advances on certain AGM debt facilities; and (ii) AGM issued bonds held by Nelnet, Inc. Decrease was due to a decrease in interest rates and a decrease in the weighted average balance of outstanding AGM issued bonds held by Nelnet, Inc. Intercompany interest is eliminated for consolidated financial reporting purposes.
Net interest income	52,935	40,558
Less provision for loan losses	13,012	6,455	See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for factors impacting provision for loan losses for the periods presented.
Net interest income after provision for loan losses	39,923	34,103
Other income, net	3,995	4,983	Represents primarily borrower late fees, income from providing administration activities for third parties, sponsor fee income, and income/losses from AGM's investment in joint ventures. See "Overview - Consolidated Results of Operations" for further detail included in other income. Decrease was primarily due to a decrease in borrower late fees due to the continued amortization of the Company's FFELP portfolio.
Gain (loss) on sale of loans, net	909	(141)	The Company recognizes gains/losses from selling portfolios of loans. See above under "Loan Activity" for loans sold during the three months ended March 31, 2025 and 2024.
Derivative settlements, net	582	1,555
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.

Derivative market value adjustments, net	(3,795)	5,706
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

Total other income, net	1,691	12,103
Salaries and benefits	1,221	1,195
Servicing fees	6,911	8,951
Represents servicing fees paid to (i) third parties and (ii) LSS for the servicing of AGM’s loans. The amounts paid to LSS exceed the actual cost of servicing the loans. Decrease was due to the amortization of the FFELP student loan portfolio, the majority of which is serviced by LSS. Intercompany servicing expense of $4.9 million and $6.6 million during the three months ended March 31, 2025 and 2024, respectively, was eliminated for consolidated financial reporting purposes.

Other expenses	888	1,109
Intersegment expenses	1,250	1,208	Includes costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	10,270	12,463	Total operating expenses were 43 basis points of the average balance of loans in each of 2025 and 2024, respectively.
Provision for beneficial interests	1,510	—
During 2025, the Company recorded an additional allowance for credit losses (and related provision expense) related to the Company's beneficial interest in certain loan securitizations. See note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.

Total expenses	11,780	12,463
Income before income taxes	29,834	33,743

Income tax expense	(7,156)	(8,099)	Represents income tax expense at an effective tax rate of 24%.
Net income	22,678	25,644
Net income attributable to noncontrolling interests	(17)	—
Net income	$22,661	25,644
Additional information:
GAAP net income	$22,661	25,644	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP financial information. Increase in net income, excluding derivative market value adjustments, was due to an increase in net loan interest income and a decrease in intercompany interest expense, partially offset by a decrease in investment interest income and an increase in provision for loan losses.
Derivative market value adjustments, net	3,795	(5,706)
Tax effect	(911)	1,369
Non-GAAP net income, excluding derivative market value adjustments	$25,545	21,307

Net loan interest income, including settlements on derivatives
The following table summarizes the components of "loan interest," "loan interest expense," and "derivative settlements, net."

	Three months ended March 31,
	2025	2024	Additional information
Variable interest income, gross	$175,306	230,217	Decrease was due to a decrease in the average balance of loans and gross yield earned on loans.
Consolidation rebate fees	(18,748)	(23,057)	Decrease was due to a decrease in the average consolidation loan balance.
Premium and deferred origination costs amortization, net of discount accretion	(3,064)	2,288	Net premium amortization in the three months ended March 31, 2025 was due to consumer and other loans purchased at a premium during 2024 and the first quarter of 2025 that have a short estimated life, offset by purchases of loans at a net discount over the last several years that have substantially longer estimated lives. Net discount accretion for the three months ended March 31, 2024 was due to the Company's purchases of loans at a net discount over the last several years.
Variable interest income, net	153,494	209,448
Interest on bonds and notes payable	(112,411)	(184,145)	Decrease was due to a decrease in the average balance of debt outstanding and cost of funds.
Derivative settlements, net (a)	153	365	Represents net derivative settlements received related to the Company’s basis swaps.
Variable loan interest margin, net of settlements on derivatives	41,236	25,668
Fixed rate floor income, gross	975	180	Increase was due to lower interest rates.
Derivative settlements, net (a)	429	1,190	Represents net derivative settlements received related to the Company's floor income interest rate swaps.
Fixed rate floor income, net of settlements on derivatives	1,404	1,370
Net loan interest income, including derivative settlements (core loan interest income) (a)	$42,640	27,038
(a)    Net loan interest income, including derivative settlements (core loan interest income) is a non-GAAP financial measure. For an explanation of GAAP accounting for derivative settlements and the reasons why the Company reports these non-GAAP measures (and the limitations thereof), see footnote (a) to the table immediately under the caption “Loan Spread Analysis” above. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each type of derivative referred to in the "Additional information" column of this table, for the 2025 and 2024 periods presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Income" in note 5 and in this table.

Nelnet Bank Operating Segment
Loan Portfolio
As of March 31, 2025, Nelnet Bank had a $761.6 million loan portfolio. For a summary of the Company’s loan portfolio as of March 31, 2025 and December 31, 2024, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans in the Nelnet Bank operating segment:

	FFELP	Private	Consumer and other	Total
	Three months ended March 31, 2025
Balance as of December 31, 2024	$—	482,445	162,152	644,597
Loan acquisitions and originations	111,002	29,041	4,555	144,598
Repayments	(815)	(22,035)	(4,712)	(27,562)
Balance as of March 31, 2025	$110,187	489,451	161,995	761,633

	Three months ended March 31, 2024
Balance as of December 31, 2023	$—	360,520	72,352	432,872
Loan acquisitions and originations	—	16,715	56,847	73,562
Repayments	—	(12,469)	(10,242)	(22,711)
Balance as of March 31, 2024	$—	364,766	118,957	483,723
Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance, loan status, delinquency amounts, and other key credit quality indicators for each of Nelnet Bank's loan portfolios as of March 31, 2025 and December 31, 2024; and the activity in Nelnet Bank's allowance for loan losses and net charge-offs as a percentage of average loans for the three months ended March 31, 2025 and 2024, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Deposits
As of March 31, 2025, Nelnet Bank had $1.38 billion of deposits, which included $68.6 million from Nelnet, Inc. (parent company) and its subsidiaries (intercompany), and thus have been eliminated for consolidated financial reporting purposes. For a summary of deposits as of March 31, 2025 and December 31, 2024, see note 9 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Average Balance Sheet
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities.

	Three months ended March 31, (a)
	2025		2024
	Balance	Rate	Balance	Rate
Average assets
Federally insured student loans	$25,621	6.55%	$—	—%
Private education loans	489,211	6.10	366,858	4.28
Consumer and other loans	162,602	10.47	97,136	13.23
Cash and investments	793,537	6.39	577,947	6.94
Total interest-earning assets	1,470,971	6.75%	1,041,941	6.59%
Non-interest-earning assets	14,646		12,767
Total assets	$1,485,617		$1,054,708
Average liabilities and equity
Brokered deposits	$249,259	1.95%	$204,651	1.39%
Intercompany deposits	72,836	3.41	160,349	4.90
Retail and other deposits	962,954	4.21	544,136	4.90
Federal funds purchased and other borrowed money	10,404	4.69	—	—
Total interest-bearing liabilities	1,295,453	3.73%	909,136	4.11%
Non-interest-bearing liabilities	8,602		8,477
Equity	181,562		137,095
Total liabilities and equity	$1,485,617		$1,054,708
Net interest margin		3.46%		3.00%
(a) Calculated using average daily balances.

Summary and Comparison of Operating Results

	Three months ended March 31,
	2025	2024	Additional information
Interest income:
Loan interest	$11,971	7,096	Represents interest earned on loans. Increase was due to an increase in the balance and mix of loans.
Investment interest	12,496	9,968	Represents interest earned on cash and investments. Increase was due to an increase of these balances, partially offset by a decrease in interest rates.
Total interest income	24,467	17,064
Interest expense	12,077	9,497	Represents interest expense on deposits. Increase was due to an increase in the balance of deposits, partially offset by a decrease in interest rates.
Net interest income	12,390	7,567
Provision for loan losses	2,325	4,373
Decrease was due to the mix of loans originated, acquired, and outstanding during each period. See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.

Net interest income after provision for loan losses	10,065	3,194
Other income, net	142	375	Represents primarily net gains and income from investments.
Derivative settlements, net	164	202
Nelnet Bank uses derivatives to hedge its exposure related to variable rate intercompany deposits to minimize volatility from future changes in interest rates. Nelnet Bank has designated its derivative instruments as cash flow hedges; however, because the hedged items are intercompany deposits, the derivative instruments are not eligible for hedge accounting in the consolidated financial statements. Accordingly, all changes in fair value of such derivatives are recorded through earnings and presented as "derivative market value adjustments, net" in the statements of operations. "Derivative settlements" represent the cash paid or received during the respective period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. For additional information on Nelnet Bank's derivative portfolio, see note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Derivative market value adjustments, net	(2,529)	2,258
Total other income, net	(2,223)	2,835
Salaries and benefits	2,816	2,721	Represents salaries and benefits of Nelnet Bank associates and third-party contract labor.
Depreciation	339	260
Servicing fees	667	233
Represents primarily fees paid to LSS for servicing certain of Nelnet Bank's loans. Intercompany servicing of $0.5 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively, was eliminated for consolidated financial reporting purposes.

Other expenses	1,358	1,111	Represents various expenses such as marketing, consulting and professional fees, software, insurance, and management fees. Increase was due to the overall growth of Nelnet Bank activities.
Intersegment expenses	710	557	Intersegment expenses include costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	5,890	4,882
Income before income taxes	1,952	1,147
Income tax expense	(434)	(259)	Represents income tax expense at an effective tax rate of 22.2% and 22.6% for the three months ended March 31, 2025 and 2024, respectively.
Net income	$1,518	888
Additional information:
Net income	$1,518	888	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional details about non-GAAP financial information.
Derivative market value adjustments, net	2,529	(2,258)
Tax effect	(607)	542
Net income (loss), excluding derivative market value adjustments	$3,440	(828)

NFS Other Operating Segments
The following table summarizes the operating results of other operating segments included in NFS that are not reportable. Income taxes are allocated based on 24% of income (loss) before taxes for each activity.
Summary and Comparison of Operating Results

	WRCM (a)	Nelnet Insurance Services (b)	Real estate investments (c)	Investment securities (d)	Total
	Three months ended March 31, 2025
Investment interest	$4	1,994	—	6,822	8,820
Interest expense	—	(769)	—	(1)	(770)
Net interest income	4	1,225	—	6,821	8,050
Reinsurance premiums earned	—	24,687	—	—	24,687
Other income, net	1,473	574	(1,643)	706	1,110
Salaries and benefits	(32)	(249)	(197)	—	(478)
Reinsurance losses and underwriting expenses	—	(22,212)	—	—	(22,212)
Other expenses	(63)	(677)	(31)	(1)	(772)
Intersegment expenses, net	(4)	(109)	(99)	(32)	(244)
Impairment expense	—	—	(81)	—	(81)
Income (loss) before income taxes	1,378	3,239	(2,051)	7,494	10,060
Income tax (expense) benefit	(298)	(777)	489	(1,799)	(2,385)
Net (income) loss attributable to noncontrolling interests	(138)	—	14	—	(124)
Net income (loss)	$942	2,462	(1,548)	5,695	7,551

	Three months ended March 31, 2024
Investment interest	$3	818	141	14,654	15,616
Interest expense	—	—	—	(2,418)	(2,418)
Net interest income	3	818	141	12,236	13,198
Reinsurance premiums earned	—	12,780	—	—	12,780
Other income, net	1,477	286	(1,794)	192	161
Salaries and benefits	(55)	(114)	(189)	—	(358)
Reinsurance losses and underwriting expenses	—	(11,317)	—	—	(11,317)
Other expenses	(75)	(340)	(70)	—	(485)
Intersegment expenses, net	(4)	(47)	(130)	(36)	(217)
Impairment expense	—	—	—	—	—
Income (loss) before income taxes	1,346	2,066	(2,042)	12,392	13,762
Income tax (expense) benefit	(291)	(496)	487	(2,974)	(3,274)
Net (income) loss attributable to noncontrolling interests	(135)	—	15	—	(120)
Net income (loss)	$920	1,570	(1,540)	9,418	10,368

(a)    The Company provides investment advisory services through Whitetail Rock Capital Management, LLC (WRCM), the Company's SEC-registered investment advisor subsidiary, under various arrangements. WRCM earned management and performance fees of $1.5 million for each of the three months ended March 31, 2025 and 2024. Fees earned by WRCM are included in "other income, net" in the table above.
(b)    Represents the operating results of the Company’s reinsurance treaties on property and casualty policies and the Company’s Nebraska chartered life and health company, which is in run-off mode and reinsures a decreasing term life insurance product distributed to FACTS. Increase in insurance premiums in the first quarter of 2025 compared with the same period in 2024 was primarily due to an increase in overall property volume and new business.
(c)    Represents the operating results of the Company’s real estate investments and the administrative costs to manage this portfolio. The Company recognized net losses from its real estate investments of $1.6 million and $1.8 million for the three months ended March 31, 2025 and 2024, respectively, which are included in "other income, net" in the table above. The net losses recognized relates primarily to the Company's proportionate share of certain real estate investments accounted for under the equity method.
(d)    Represents interest income earned on investment debt securities (primarily student loan and other asset-backed securities, including Nelnet-owned asset-backed securities which it has repurchased and are eliminated in consolidation), interest income on certain notes receivable, unrealized gains/losses on marketable equity securities, realized gains/losses on marketable equity securities and investment debt securities, and other costs to manage these investments. Also includes interest expense incurred on debt used to finance such investments. The decrease in interest income and interest expense in 2025 compared with 2024 was primarily due to a decrease in the average balance of investments and debt outstanding, respectively, and a decrease in interest rates. As of December 31, 2024, the majority of debt used to finance such investments had been repaid. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate and Market Risk - Investments," which provides additional detail on NFS's investment debt securities.

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
Summary and Comparison of Operating Results

	Shared services (a)	Solar tax equity investments (b)	Nelnet Renewable Energy (c)	ALLO investment (d)	Venture capital investments (e)	Other	Total
	Three months ended March 31, 2025
Investment interest	$—	5	—	—	—	2,307	2,312
Interest expense	—	—	(2)	—	—	(631)	(633)
Net interest income (expense)	—	5	(2)	—	—	1,676	1,679
Solar construction revenue	—	—	3,995	—	—	—	3,995
Other income, net	619	1,730	—	8,416	4,492	2,981	18,238
Cost to provide solar construction services	—	—	(7,828)	—	—	—	(7,828)
Salaries and benefits	(18,720)	(388)	(1,644)	—	(207)	(1,537)	(22,496)
Depreciation and amortization	(3,519)	—	(276)	—	(1)	(37)	(3,833)
Other expenses	(13,184)	(77)	(421)	—	(24)	(1,880)	(15,586)
Intersegment expenses, net	24,816	(65)	(399)	—	(40)	(257)	24,055
Impairment expense	—	—	—	—	—	—	—
(Loss) income before income taxes	(9,988)	1,205	(6,575)	8,416	4,220	946	(1,776)
Income tax benefit (expense)	2,397	(678)	1,578	(2,020)	(1,013)	546	810
Net loss attributable to noncontrolling interests	—	1,623	—	—	—	—	1,623
Net (loss) income	$(7,591)	2,150	(4,997)	6,396	3,207	1,492	657
	Three months ended March 31, 2024
Investment interest	$—	—	19	—	—	3,796	3,815
Interest expense	—	—	(331)	—	—	(345)	(676)
Net interest income (expense)	—	—	(312)	—	—	3,451	3,139
Solar construction revenue	—	—	13,726	—	—	—	13,726
Other income, net	706	2,877	42	(8,236)	(389)	2,853	(2,147)
Cost to provide solar construction services	—	—	(14,229)	—	—	—	(14,229)
Salaries and benefits	(20,020)	(683)	(1,371)	—	(237)	(1,210)	(23,521)
Depreciation and amortization	(8,368)	—	(250)	—	(6)	(92)	(8,716)
Other expenses	(9,891)	(171)	(885)	(356)	(16)	(2,083)	(13,402)
Intersegment expenses, net	27,528	291	(758)	(1)	(19)	(196)	26,845
Impairment expense	—	—	—	—	(37)	—	(37)
(Loss) income before income taxes	(10,045)	2,314	(4,037)	(8,593)	(704)	2,723	(18,342)
Income tax benefit (expense)	2,411	(1,041)	794	2,062	169	(672)	3,723
Net loss attributable to noncontrolling interests	—	2,027	728	—	—	—	2,755
Net (loss) income	$(7,634)	3,300	(2,515)	(6,531)	(535)	2,051	(11,864)

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
(b)    Includes operating results of the Company's tax equity investments in renewable energy solar partnerships. The Company accounts for these investments under the HLBV method of accounting, which commonly results in accelerated losses in the initial years of the investment. In the periods presented, these HLBV net losses are offset by gains recognized from sales of certain investments at the end of the contractual agreement (typically five years). These losses are also offset by revenue earned by the Company related to management, consulting, and performance fees provided on tax equity investments made by third parties. Due to the recognition pattern

(accelerated losses in initial years and gains upon sale at the end of the contractual agreement), these investments may create volatility in earnings. For additional information on the results of this operating segment, see note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
(c)    Nelnet Renewable Energy (NRE) is the Company’s solar construction business that provides full-service engineering, procurement, and construction (EPC) services to residential homes and commercial entities. The Company entered this business from its acquisition of 80% of GRNE Solar in June 2022. Since the acquisition of GRNE Solar, it has incurred low and, in some cases, negative margins on certain legacy projects. The Company has a handful of remaining legacy construction contracts to complete, down from over 30 at the beginning of 2024. Uncertain economic conditions have impacted the costs to complete existing construction contracts and new construction projects being initiated which may continue to negatively impact margins and revenue, respectively, in future periods.
In April 2024, the Company announced a change in its solar EPC operations to focus exclusively on the commercial solar market and discontinued its residential solar operations. As a result, residential revenue will decline from recent historical amounts as existing customer contracts are completed. Residential solar construction revenue was $1.8 million for the three months ended March 31, 2024. The amount of residential construction revenue earned in 2025 was insignificant.
On June 30, 2024, the Company acquired the remaining 20% of GRNE Solar for $0.3 million.
(d)    Represents primarily the Company's share of loss on its voting membership interest and income on its preferred membership interests in ALLO. For additional information on the results of these investments, see note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
In April 2025, the Company entered into an agreement pursuant to which ALLO will redeem certain of its membership interests. The Company expects ALLO to redeem all of the Company's outstanding preferred membership interests, including the accrued preferred return on such membership interests through the closing date, and a portion of the Company's voting membership interest. The transaction is expected to close in late May 2025. As a result of this transaction, the Company expects to receive cash proceeds of approximately $410 million and recognize a pre-tax gain of approximately $175 million. For additional information on this transaction, see note 16 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
(e)    Represents the operating results of the Company’s venture capital investments, including Hudl which the Company accounts for using the measurement alternative method, and the administrative costs to manage this portfolio. During the first quarter of 2025, the Company recognized income, net of losses, of $2.1 million from equity method investees, $1.7 million related to the periodic adjustment of certain fund investments to their respective fair value, and $0.6 million on certain measurement alternative investments as a result of observable price changes.

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
Sources of Liquidity
As of March 31, 2025, the Company's sources of liquidity included:

Cash and cash equivalents	$220,517
Less: Cash and cash equivalents held at Nelnet Bank (a)	(44,887)
Net cash and cash equivalents	175,630

Available-for-sale (AFS) debt securities (investments) - at fair value	1,158,062
Less: AFS debt securities held at Nelnet Bank - at fair value (a)	(652,967)
AFS private education and consumer loan debt securities - held as risk retention - at fair value (b)	(216,980)
Restricted investments (c)	(123,518)
Unencumbered AFS debt securities (investments) - at fair value	164,597

Unencumbered private, consumer, and other loans (Non-Nelnet Bank) - at par	327,744

Unencumbered repurchased Nelnet issued asset-backed debt securities - at par (not included on consolidated financial statements) (d)	97,419

Unused capacity on unsecured line of credit (e)	495,000

Sources of liquidity as of March 31, 2025	$1,260,390
(a)    Cash and investments held at Nelnet Bank are generally not available for Company activities outside of Nelnet Bank.
(b)    The Company is sponsor for certain private education and consumer loan securitizations and as sponsor, is required to provide a certain level of risk retention. To satisfy this requirement, the Company has purchased bonds issued in the securitizations. The majority of the purchased bonds reflected in the table above relate to private education loan securitizations. For these securitizations, the Company is required to retain these bonds until the latest of (i) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance, and (ii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time the Company can sell these bonds to a third party. The Company estimates these bonds will be restricted from trading until approximately the first half of 2027.
(c)    The Company is required to hold collateral in third-party trusts related to its reinsurance business.
(d)    The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties, redeem the notes at par as cash is generated by the trust estate, or pledge the securities as collateral on repurchase agreements. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale.
(e)    The Company has a $495.0 million unsecured line of credit that matures on September 22, 2026. As of March 31, 2025, there was no amount outstanding on the unsecured line of credit and $495.0 million was available for future use.
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

Recent Development - Partial Redemption of ALLO Investment
The Company has both a voting and preferred membership interest investment in ALLO. In April 2025, the Company entered into an agreement pursuant to which ALLO will redeem certain of its membership interests. The Company expects ALLO to redeem all of the Company's outstanding preferred membership interests, including the accrued preferred return earned through the closing date, and a portion of the Company's voting membership interest. The transaction is expected to close in late May 2025. The Company expects to receive cash proceeds of approximately $410 million from ALLO for these redemptions and recognize a pre-tax gain of approximately $175 million. See note 16 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information about this transaction.
Cash Flows
The Company has historically generated positive cash flow from operations. During the three months ended March 31, 2025 and 2024, the Company generated $91.2 million and $211.6 million, respectively, in cash from operating activities. The decrease in 2025 compared with 2024 was due to:
•Adjustments to net income for the non-cash change in gain on investments, loan discount and deferred lender fees accretion, and depreciation and amortization; and
•The impact of changes to accrued interest receivable, accounts receivable, and other assets during the three months ended March 31, 2025 compared with the same period in 2024.
These factors were partially offset by:
•An increase in net income;
•Adjustments to net income for the non-cash change in derivative market value adjustments, deferred income tax expense, and provision for loan losses; and
•The impact of changes to other liabilities during the three months ended March 31, 2025 compared with the same period in 2024.
The primary items included in the statement of cash flows for investing activities are the purchase, origination, repayment, and sale of loans, the purchase and sale of available-for-sale securities, and the purchase of other investments (primarily solar investments). The primary items included in financing activities are the payments on bonds and notes payable, the change in deposits at Nelnet Bank used to fund loans and investment activity at Nelnet Bank, and the change in due to customers. Cash provided by investing activities and used in financing activities for the three months ended March 31, 2025 was $136.4 million and $326.4 million, respectively. Cash provided by investing activities and used in financing activities for the three months ended March 31, 2024 was $1.09 billion and $1.38 billion, respectively. Investing and financing activities are further addressed in the discussion that follows.
Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral - AGM Operating Segment
The following table shows AGM's debt obligations outstanding that are secured by loan assets and related collateral.

	As of March 31, 2025
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$7,753,104	8/26/30 - 9/25/69
FFELP and consumer loan warehouse facilities	890,680	5/1/26 - 11/13/27
	$8,643,784
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
As of March 31, 2025, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, AGM expects future undiscounted cash flows from its portfolio to be approximately $1.02 billion as detailed below. The actual timing of cash flows released from the securitizations could be impacted based on when and if the Company terminates a securitization by exercising clean-up calls on the underlying securities when the assets in such securitization reach a certain threshold.
The forecasted cash flow presented below includes loans funded in asset-backed securitizations as of March 31, 2025, the majority of which are federally insured student loans. As of March 31, 2025, AGM had $8.0 billion of loans included in asset-backed securitizations, which represented 86.1% of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive in relation to loans funded in its warehouse facilities, unencumbered private education, consumer, and other loans funded with operating cash, its ownership of beneficial interest in loan securitizations (such beneficial interest investments are classified as "other investments and notes receivable, net" on the Company's consolidated balance sheets), loans acquired subsequent to March 31, 2025, and loans owned by Nelnet Bank.
Asset-backed Securitization Cash Flow Forecast
$1.02 billion
(dollars in millions)

$250
$200
$150
$100
$50
$-
$230
$135
$90
$75
$85
$40
$130
$30
$60
$115
$30
2025
(Q2-Q4)
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035

The forecasted future undiscounted cash flows of approximately $1.02 billion include approximately $0.74 billion (as of March 31, 2025) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are included in the consolidated balance sheets in the balances of "loans and accrued interest receivable, net" and "restricted cash." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $0.28 billion, or approximately $0.21 billion after income taxes based on the estimated effective tax rate, represents estimated future net interest income (earnings) from the portfolio and is expected to be accretive to the Company's balance of consolidated shareholders' equity from the March 31, 2025 balance.
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
Beginning in late 2021, the Company experienced accelerated run-off (prepayments) of its FFELP portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans to qualify for loan forgiveness under various initiatives and programs offered by the federal government and the Department. However, the Company has experienced a significant decrease in FFELP borrowers consolidating their loans into the Federal Direct Loan Program since August 2024 that has resulted in prepayment rates on the Company’s FFELP portfolio being more consistent with longer-term historical rates.
The following table summarizes the estimated impact to the above forecasted cash flows if prepayments were greater than the prepayment rate assumptions used to calculate the forecasted cash flows.

Increase in prepayment rate	Reduction in forecasted cash flow from table above	Forecasted cash flow using increased prepayment rate
2x	$0.07 billion	$0.95 billion
4x	$0.19 billion	$0.83 billion
If the entire AGM student loan portfolio prepaid, the Company would receive the full amount of overcollateralization included in the asset-backed securitizations of approximately $0.74 billion (as of March 31, 2025); however, the Company would not receive the $0.28 billion ($0.21 billion after tax) of estimated future earnings from the portfolio.
Interest rates: The Company funds a portion of its student loans with floating rate securities that are indexed to 90-day SOFR. Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to the 30-day average SOFR in effect for each day in a calendar quarter. The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk. The Company’s cash flow forecast assumes, for the life of the portfolio, a relationship between the various SOFR indices that is implied by the current forward SOFR curves. If the forecast is computed assuming a spread of an additional 12 basis points between 3-month Term SOFR and 30-day average SOFR for the life of the portfolio, the cash flow forecast would be reduced by approximately $5 million to $15 million.
The Company uses the current forward interest rate yield curve to forecast cash flows. A change in the forward interest rate curve would impact the future cash flows generated from the portfolio. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk — Interest Rate Risk — AGM Operating Segment" for additional information about various interest rate risks which may impact future cash flows from AGM's loan assets.
Warehouse Facilities
Warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements. For a summary of the Company's warehouse facilities outstanding as of March 31, 2025, see note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
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
There were no asset-backed securitization transactions completed during the three months ended March 31, 2025.
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
Union Bank Participation Agreements
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of March 31, 2025, $597.2 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can sell participation interests in loans to Union Bank to the extent of availability under the grantor trusts, up to $900.0 million or an amount in excess of $900.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
The Company also has an agreement with Union Bank under which Union Bank has agreed to purchase from the Company participation interests in FFELP loan asset-backed securities (bond investments). The agreement automatically renews annually and is terminable by either party upon five business days' notice. The Company can participate FFELP loan asset-backed securities to Union Bank to the extent of availability under the grantor trusts, up to $400.0 million or an amount in excess of $400.0 million if mutually agreed to by both parties. The Company maintains legal ownership of the FFELP loan asset-backed securities and, in its discretion, approves and accomplishes any sale, assignment, transfer, encumbrance, or other disposition of the securities. As such, the FFELP loan asset-backed securities subject to this agreement are included on the Company's consolidated balance sheets as "investments at fair value" and the participation interests outstanding have been accounted for by the Company as a secured borrowing. As of March 31, 2025, $0.1 million (par value) of FFELP loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement.
Liquidity Impact Related to Beneficial Interest in Loan Securitizations
The Company has partial ownership in consumer, private education, and federally insured student loan third-party securitizations that are classified as "beneficial interest in loan securitizations" and included in "other investments and notes receivable, net" on the Company's consolidated balance sheets. These residual interests were acquired by the Company or have been received by the Company as consideration from selling portfolios of loans to unrelated third parties who securitized such loans. As of the latest remittance reports filed by the various trusts prior to or as of March 31, 2025, the Company's ownership correlates to approximately $1.82 billion of loans included in these securitizations. Investment interest income earned by the Company from the beneficial interest in loan securitizations is included in "investment interest" on the Company's consolidated statements of income and is not a component of the Company's loan interest income.
As of March 31, 2025, the investment balance on the Company's consolidated balance sheet of its beneficial interest in loan securitizations was $206.4 million. For a summary of this investment balance, see note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
The Company's partial ownership percentage in each loan securitization grants the Company the right to receive the corresponding percentage of cash flows generated by the securitization. As of March 31, 2025, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its partial ownership in these securitizations to be approximately $310.2 million. The vast majority of these cash flows are expected to be received over the next 5 years.
The difference between the total estimated future undiscounted cash flows from these residual interests ($310.2 million) and the investment carrying value ($206.4 million) of $103.8 million, or $78.9 million after income taxes based on the estimated effective tax rate, represents estimated future investment interest income (earnings) from these investments and is expected to be accretive to the Company's balance of consolidated shareholders' equity from the March 31, 2025 balance.
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
Nelnet Bank launched operations in November 2020. Nelnet Bank was funded by the Company with an initial capital contribution of $100 million and the Company made a pledged deposit of $40.0 million with Nelnet Bank, as required under an agreement with the FDIC as discussed below. The Company has contributed an additional $82 million to Nelnet Bank since its inception. Based on Nelnet Bank's business plan for growth and current financial condition, the Company believes it will make additional capital contributions to the bank in future periods. Nelnet Bank also has unsecured Federal Funds lines of credit with correspondent banks and has established accounts at the Federal Reserve Bank and the Federal Home Loan Bank.
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
Regulatory Capital
Prior to Nelnet Bank’s launch of operations, Nelnet Bank, Nelnet, Inc. (the parent), and Michael S. Dunlap (Nelnet, Inc.’s controlling shareholder) entered into a Capital and Liquidity Maintenance Agreement and a Parent Company Agreement with the FDIC in connection with Nelnet, Inc.’s role as a source of financial strength for Nelnet Bank. As part of the Capital and Liquidity Maintenance Agreement, Nelnet, Inc. is obligated to (i) contribute capital to Nelnet Bank for it to maintain capital levels that meet FDIC requirements for a “well capitalized” bank, including a leverage ratio of capital to total assets of at least 12%; (ii) provide and maintain an irrevocable asset liquidity takeout commitment for the benefit of Nelnet Bank in an amount equal to the greater of either 10% of Nelnet Bank’s total assets or such additional amount as agreed to by Nelnet Bank and Nelnet, Inc.; (iii) provide additional liquidity to Nelnet Bank in such amount and duration as may be necessary for Nelnet Bank to meet its ongoing liquidity obligations; and (iv) establish and maintain a pledged deposit of $40.0 million with Nelnet Bank. As of March 31, 2025, Nelnet Bank's leverage ratio of capital to total assets was 12.6%.
Liquidity Impact Related to Solar Tax Equity Investments
The Company makes solar tax equity investments in renewable energy solar partnerships that support the development and operations of solar projects. As of March 31, 2025, the Company has funded a total of $309.9 million in tax equity investments which remain outstanding for itself and $280.4 million on behalf of its syndication partners, for a funded total of $590.3 million. These investments provide a federal income tax credit under the Internal Revenue Code, currently equaling 30% to 70% of the eligible project cost, with the tax credit available when the project is placed in service. The Company is then allowed to reduce its tax estimates paid to the U.S. Treasury based on the credits earned. In addition to the credits, the Company structures the investments to receive quarterly distributions of cash from the operating earnings of the solar project for a period of at least five years after the project is placed in service. After that period, the contractual agreements typically provide for the Company’s entire interest in the projects to be sold at the fair market value of the discounted forecasted future cash flows allocable to the Company. Based on the timing of when the Company funds a project and decreases its tax estimate to the U.S. Treasury due to earning of the tax credit, the net amount of capital funded to solar tax equity investments at any point in time is not significant and has a minimal impact on the Company’s liquidity. As of March 31, 2025, the Company is committed to fund an additional $56.0 million directly in solar tax equity investments and $44.0 million will be funded by its syndication partners, for a total commitment of $100.0 million.
Liquidity Impact Related to Hedging Activities
The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity.
All Non-Nelnet Bank over-the-counter derivative contracts executed by the Company are cleared post-execution at a regulated clearinghouse. Clearing is a process by which a third party, the clearinghouse, steps in between the original counterparties and guarantees the performance of both, by requiring that each post liquid collateral on an initial (initial margin) and mark-to-

market (variation margin) basis to cover the clearinghouse’s potential future exposure in the event of default. Nelnet Bank derivative contracts have protection against counterparty risk provided by International Swaps and Derivatives Association, Inc. agreements. The agreements require collateral to be exchanged based on the net fair value of derivatives with each counterparty. The Company’s exposure related to the Nelnet Bank derivatives is limited to the value of the derivative contracts in a gain position, less any collateral held by us.
Based on the derivative portfolio outstanding as of March 31, 2025, the Company does not anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to make variation margin payments to its third-party clearinghouse and/or payments to its counterparties for its non-centrally cleared derivatives.
Unsecured Line of Credit
As discussed above, the Company has a $495.0 million unsecured line of credit with a maturity date of September 22, 2026. As of March 31, 2025, the unsecured line of credit had no amount outstanding and $495.0 million was available for future use. Upon the maturity date of this facility, there can be no assurance that the Company will be able to maintain this line of credit, increase or maintain the amount outstanding under the line, or find alternative funding if necessary.
Stock Repurchases
In 2022, the Board of Directors authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2025. On March 20, 2025, the Board of Directors authorized a new stock repurchase program that will be effective when the now current program expires to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2028. The five million shares authorized under the new program will include any remaining unpurchased shares from the prior program, which the new program will replace. As of March 31, 2025, 3,341,735 shares remained authorized for repurchase under the Company's stock repurchase program. Shares may be repurchased from time to time on the open market, in private transactions (including with related parties), or otherwise, depending on various factors, including share prices and other potential uses of liquidity.
Shares repurchased by the Company during the three months ended March 31, 2025 are shown below. For additional information on stock repurchases during the first quarter of 2025, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Quarter ended March 31, 2025	38,491	$4,458	115.81
Dividends
On March 14, 2025, the Company paid a first quarter 2025 cash dividend on the Company's Class A and Class B common stock of $0.28 per share. In addition, the Company's Board of Directors has declared a second quarter 2025 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.28 per share. The second quarter cash dividend will be paid on June 16, 2025 to shareholders of record at the close of business on June 2, 2025.
The Company plans to continue making regular quarterly dividend payments, subject to future earnings, capital requirements, financial condition, and other factors.
CRITICAL ACCOUNTING ESTIMATES
This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of income and expenses during the reporting periods. The Company bases its estimates and judgments on historical experience and on various other factors that the Company believes are reasonable under the circumstances. Actual results may differ from these estimates under varying assumptions or conditions. Note 2 of the notes to consolidated financial statements included in the Company’s 2024 Annual Report includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements.
On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most “critical” - that is, they are most important to the portrayal of the Company’s financial condition and results of operations and they require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has identified the allowance for loan losses as a critical accounting estimate, as discussed further under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Allowance for Loan Losses” in the Company’s 2024 Annual Report. For additional information regarding changes in the Company’s allowance for loan losses for the three months ended March 31, 2025 and 2024, see the caption “Activity in the Allowance for Loan Losses” in note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report. There have been no material changes to the Company’s critical accounting policy and estimate since December 31, 2024.
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
There are no other recently issued, but not yet adopted, accounting pronouncements which are expected to have a material impact on the Company's consolidated financial statements and related disclosures.
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
The following table sets forth AGM’s loan assets and debt instruments by rate characteristics:

	As of March 31, 2025		As of December 31, 2024
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$903,844	9.8%	$814,843	9.1%
Variable-rate loan assets	8,356,162	90.2	8,141,025	90.9
Total	$9,260,006	100.0%	$8,955,868	100.0%

Fixed-rate debt instruments	$377,412	4.4%	$399,994	4.8%
Variable-rate debt instruments	8,268,770	95.6	7,958,357	95.2
Total	$8,646,182	100.0%	$8,358,351	100.0%
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
No variable-rate floor income was earned by the Company in 2025 or 2024.
The following table shows AGM’s federally insured student loan assets that were earning fixed rate floor income as of March 31, 2025.

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
7.0 - 7.49%	7.31%	4.67%	$21,068
7.5 - 7.99%	7.72%	5.08%	91,151
8.0 - 8.99%	8.18%	5.54%	224,564
> 9.0%	9.06%	6.42%	88,905
			$425,688
(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of March 31, 2025, the weighted average estimated variable conversion rate was 5.58% and the short-term interest rate was 455 basis points.
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
A summary of fixed rate floor income earned by the AGM operating segment follows.

	Three months ended March 31,
	2025	2024
Fixed rate floor income, gross	$975	180
Derivative settlements (a)	429	1,190
Fixed rate floor income, net	$1,404	1,370
(a)    Derivative settlements consist of settlements received related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
For further details of the Company’s derivatives used to hedge fixed rate loans, see note 5 of the notes to consolidated financial statements included in Part I, Item 1 of this report.

AGM is also exposed to interest rate risk in the form of repricing risk and basis risk because the interest rate characteristics of AGM’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents AGM’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of March 31, 2025.

Index	Frequency of variable resets	Assets	Funding of student loan assets
30-day average SOFR (a)	Daily	$8,150,392	—
3-month Treasury bill	Daily	261,089	—
3-month H15 financial commercial paper	Daily	258,803	—
30-day average SOFR / 1-month CME Term SOFR	Monthly	—	4,875,220
90-day average SOFR / 3-month CME Term SOFR (a)	Quarterly	—	1,995,704
Asset-backed commercial paper / SOFR (b)	Varies	—	821,803
Auction-rate (c)	Varies	—	457,395
Fixed rate	—	—	335,506
Other (d)	—	812,704	997,360
		$9,482,988	9,482,988
(a)    The Company has certain basis swaps outstanding in which the Company receives payments indexed to three-month SOFR and makes payments based on the one-month SOFR index (plus or minus a spread) as defined in the agreements (the "Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the Basis Swaps outstanding as of March 31, 2025.

Maturity	Notional amount
2026	$1,150,000
2027	250,000
$1,400,000
(b)    The interest rate on the Company's FFELP warehouse facilities is indexed to asset-backed commercial paper rates and daily SOFR.
(c)    As of March 31, 2025, the Company was sponsor for $457.4 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (the “Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to SOFR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
(d)    Assets include accrued interest receivable and restricted cash. Funding represents overcollateralization (equity) and other liabilities included in FFELP loan asset-backed securitizations and warehouse facilities.
The following table summarizes the effect on the Company’s consolidated earnings based upon a sensitivity analysis performed on AGM’s variable rate assets (including loans earning fixed rate floor income) and liabilities. The sensitivity analysis was performed assuming the funding index increases 10 basis points and 30 basis points while holding the asset index constant, if the funding index is different than the asset index.

	Asset and funding index mismatches
	Increase of 10 basis points		Increase of 30 basis points		Increase of 10 basis points		Increase of 30 basis points
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended March 31, 2025				Three months ended March 31, 2024
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(761)	(0.7)%	$(2,282)	(2.1)%	$(1,017)	(1.0)%	$(3,050)	(3.2)%
Impact of derivative settlements	345	0.3	1,036	1.0	783	0.8	2,349	2.5
Increase (decrease) in net income before taxes	$(416)	(0.4)%	$(1,246)	(1.1)%	$(234)	(0.2)%	$(701)	(0.7)%
Increase (decrease) in basic and diluted earnings per share	$(0.01)		$(0.03)		$ (0.00)		$(0.01)

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
The following table presents Nelnet Bank's loan assets, asset-backed security investments, deposits (including intercompany deposits), and debt instruments by rate characteristics:

	As of March 31, 2025		As of December 31, 2024
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$524,096		$505,539
Fixed-rate investments	71,094		90,303
Total fixed-rate assets	595,190	36.7%	595,842	42.8%
Variable-rate loan assets	237,537		139,058
Variable-rate investments	789,230		656,794
Total variable-rate assets	1,026,767	63.3	795,852	57.2
Total assets	$1,621,957	100.0%	$1,391,694	100.0%

Fixed-rate deposits	$462,864	31.5%	$449,706	35.8%
Variable-rate deposits (a)	919,108		804,916
Variable-rate debt	85,124		—
Total variable-rate deposits and debt	1,004,232	68.5	804,916	64.2
Total deposits and debt instruments	$1,467,096	100.0%	$1,254,622	100.0%
(a)    Nelnet Bank uses derivative instruments to hedge exposure to variability in cash flows of variable rate deposits to minimize the exposure to volatility in cash flows from future changes in interest rates. The derivatives are not reflected in the above table. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for a summary of Nelnet Bank's derivatives outstanding as of March 31, 2025.
Interest Rate and Market Risk - Investments
The following table presents the rates earned on the Company’s available-for-sale debt securities (investments) and debt facilities used to fund a portion of such investments. The table below excludes securities (investments) held by Nelnet Bank.

	Three months ended March 31,
	2025			2024
	Average balance	Interest income/ expense	Average yields/ rates	Average balance	Interest income/ expense	Average yields/ rates
Investments:
Asset-backed securities available-for-sale (a) (b)	$589,299	7,995	5.50%	$863,634	14,012	6.51%
Debt funding asset-backed securities available-for-sale:
Participation agreement - variable rate (c)	$100	1	4.06%	$91	1	4.41%
Repurchase agreements - variable rate (d)	—	—	—	137,914	2,417	7.03
	$100	1	4.06	$138,005	2,418	7.03
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
(b)    The majority of the Company’s asset-backed securities earn floating rates with expected returns of approximately SOFR + 100 to 350 basis points to maturity. As of March 31, 2025, $209.2 million (par value) of the Company’s asset-backed securities earn a weighted average fixed rate of 3.48%.

(c)    Interest incurred by the Company on amounts borrowed under the participation agreement is at a variable rate of SOFR + 62.5 basis points.
(d)    Interest incurred by the Company on amounts that were borrowed under repurchase agreements were at a variable rate of SOFR + 100 to 140 basis points.
The Company’s portfolio of asset-backed investment securities has limited liquidity, and the Company could incur a significant loss if the investments were sold prior to maturity at an amount less than the original purchase price. As of March 31, 2025, the gross unrealized loss on the Company’s available-for-sale debt securities (including available-for-sale securities held at Nelnet Bank) was $23.2 million, and the aggregate fair value of available-for-sale debt securities with unrealized losses was $399.4 million. The Company currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses. See note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.
Consolidated Sensitivity Analysis
The following table summarizes the effect on the Company’s consolidated earnings, based upon a sensitivity analysis performed on the Company’s significant interest-earning assets and interest-bearing liabilities assuming hypothetical increases and decreases in interest rates of 100 basis points and 300 basis points while funding spreads remain constant.

	Interest rates
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from decrease of 100 basis points		Change from decrease of 300 basis points
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended March 31, 2025
Effect on earnings:
AGM Operating Segment (a)	$402		$5,267		$355		$3,252
Nelnet Bank Operating Segment (b)	728		2,184		(728)		(2,184)
NFS Other Operating Segments (c)	916		2,747		(916)		(2,747)
ETSP Operating Segment (d)	1,567		4,702		(1,567)		(4,702)
Corporate and Other Activities (d)	1,392		4,177		(1,392)		(4,177)
Increase (decrease) in net income before taxes	$5,005	4.7%	19,077	18.0%	(4,248)	(4.0)%	(10,558)	(9.9)%
Increase (decrease) in basic and diluted earnings per share	$0.10		$0.40		$(0.09)		$(0.22)
(a)Impact associated with variable rate loans and variable rate bonds and notes payable, including the impact of derivative settlements.
(b)Impact associated with variable rate loans and debt securities (investments) and variable rate deposits and bonds and notes payable, including the impact of derivative settlements.
(c)Impact associated with variable rate debt securities (investments).
(d)Impact associated with interest earning operating and restricted cash accounts.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2025. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material changes from the information referred to in the Legal Proceedings section of the Company's Annual Report on Form 10-K for the year ended December 31, 2024 under Part I, Item 3 of such Form 10-K.
ITEM 1A.  RISK FACTORS
There have been no material changes from the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 in response to Part I, Item 1A of such Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the first quarter of 2025 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
January 1 - January 31, 2025	258	$108.70	—	3,341,735
February 1 - February 28, 2025	—	—	—	3,341,735
March 1 - March 31, 2025	38,233	115.86	—	3,341,735
Total	38,491	$115.81	—
(a)    The total number of shares includes shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.
(b)    On May 9, 2022, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2025. On March 20, 2025, the Board of Directors authorized a new stock repurchase program that will be effective when the current plan expires to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2028. The five million shares authorized under the new program will include remaining unpurchased shares from the prior program, which the new program will replace.
Working capital and dividend restrictions/limitations
The Company's $495.0 million unsecured line of credit, which is available through September 22, 2026, imposes restrictions on the payment of dividends through covenants requiring a minimum consolidated net worth and a minimum level of unencumbered cash, cash equivalent investments, and available borrowing capacity under the line of credit. In addition, trust indentures and other financing agreements governing debt issued by the Company's lending subsidiaries generally have limitations on the amounts of funds that can be transferred to the Company by its subsidiaries through cash dividends at certain times. Further, Nelnet Bank and Nelnet Insurance Service's consolidated captive insurance companies are subject to laws and regulations that restrict the ability to pay dividends to the Company, and authorize regulatory authorities to prohibit or limit the payment of dividends by these subsidiaries to the Company. These provisions do not currently materially limit the Company's ability to pay dividends, and, based on the Company's current financial condition and recent results of operations, the Company does not currently anticipate that these provisions will materially limit the future payment of dividends.
ITEM 5.  OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the first quarter of 2025, none of the Company's officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans, or any non-Rule 10b5-1 trading arrangement.

ITEM 6.  EXHIBITS

10.1
Membership Unit Redemption Agreement dated as of April 18, 2025 by and among ALLO Holdings LLC, Nelnet Inc., SDC Allo Holdings, LLC, and Museum of American Speed, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on April 21, 2025 and incorporated herein by reference.

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

NELNET, INC.

Date:	May 8, 2025	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

Date:	May 8, 2025	By:	/s/ JAMES D. KRUGER
		Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer