Form 10-Q
period 2025-06-30
NELNET INC
filed 2025-08-06
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2025, there were 25,515,182 and 10,658,604 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
June 30, 2025

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)
	As of	As of
	June 30, 2025	December 31, 2024
Assets:
Loans and accrued interest receivable (net of allowance for loan losses of $125,349 and $114,890, respectively)	$10,155,483	9,992,744
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	135,256	48,838
Cash and cash equivalents - held at a related party	90,497	145,680
Total cash and cash equivalents	225,753	194,518
Investments and notes receivable:
Investments at fair value	1,286,729	1,160,320
Other investments and notes receivable, net	818,210	1,040,376
Total investments and notes receivable	2,104,939	2,200,696
Restricted cash	317,958	332,100
Restricted cash - due to customers	258,065	404,402
Accounts receivable (net of allowance for doubtful accounts of $2,999 and $2,877, respectively)	127,490	159,934
Goodwill	158,029	158,029
Intangible assets, net	33,278	36,328
Property and equipment, net	85,040	95,185
Other assets	245,053	203,817
Total assets	$13,711,088	13,777,753
Liabilities:
Bonds and notes payable	$7,903,561	8,309,797
Accrued interest payable	19,296	21,046
Bank deposits	1,382,042	1,186,131
Other liabilities	494,387	483,193
Due to customers	429,109	478,469
Total liabilities	10,228,395	10,478,636
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 25,538,730 shares and 25,634,748 shares, respectively	255	256
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 10,658,604 shares	107	107
Additional paid-in capital	637	7,389
Retained earnings	3,576,192	3,340,540
Accumulated other comprehensive (loss) earnings, net	(2,208)	1,470
Total Nelnet, Inc. shareholders' equity	3,574,983	3,349,762
Noncontrolling interests	(92,290)	(50,645)
Total equity	3,482,693	3,299,117
Total liabilities and equity	$13,711,088	13,777,753
Supplemental information - assets and liabilities of consolidated education and other lending variable interest entities:
Loans and accrued interest receivable	$8,783,481	9,122,609
Restricted cash	297,566	287,389
Bonds and notes payable	(8,198,240)	(8,452,614)
Accrued interest payable and other liabilities	(70,575)	(88,200)
Net assets of consolidated education and other lending variable interest entities	$812,232	869,184
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)
	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest income:
Loan interest	$172,104	202,129	338,543	418,853
Investment interest	40,185	40,737	81,574	92,814
Total interest income	212,289	242,866	420,117	511,667
Interest expense on bonds and notes payable and bank deposits	132,854	176,459	257,968	371,039
Net interest income	79,435	66,407	162,149	140,628
Less provision for loan losses	17,930	3,611	33,267	14,440
Net interest income after provision for loan losses	61,505	62,796	128,882	126,188
Other income (expense):
Loan servicing and systems revenue	120,724	109,052	241,465	236,252
Education technology services and payments revenue	118,184	116,909	265,515	260,449
Reinsurance premiums earned	26,112	14,851	50,799	27,631
Solar construction revenue	1,259	9,694	5,254	23,420
Other, net	22,976	14,020	46,670	18,103
Gain (loss) on sale of loans, net	—	(1,438)	909	(1,579)
Gain on partial redemption of ALLO investment	175,044	—	175,044	—
Derivative market value adjustments and derivative settlements, net	(3,122)	3,182	(8,701)	12,903
Total other income (expense), net	461,177	266,270	776,955	577,179
Cost of services and expenses:
Loan servicing contract fulfillment and acquisition costs	1,845	196	3,478	196
Cost to provide education technology services and payments	39,844	40,222	87,891	88,832
Cost to provide solar construction services	14,050	8,072	21,878	22,300
Total cost of services	55,739	48,490	113,247	111,328
Salaries and benefits	134,699	139,634	272,922	283,509
Depreciation and amortization	7,624	15,142	16,879	31,911
Reinsurance losses and underwriting expenses	25,662	10,988	47,874	22,305
Other expenses	51,306	48,608	99,532	94,136
Total operating expenses	219,291	214,372	437,207	431,861
Impairment expense and provision for beneficial interests	10,288	7,776	11,879	7,813
Total expenses	285,318	270,638	562,333	551,002
Income before income taxes	237,364	58,428	343,504	152,365
Income tax expense	59,510	14,753	84,521	37,936
Net income	177,854	43,675	258,983	114,429
Net loss attributable to noncontrolling interests	3,605	1,416	5,035	4,069
Net income attributable to Nelnet, Inc.	$181,459	45,091	264,018	118,498
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$4.97	1.23	7.24	3.22
Weighted average common shares outstanding - basic and diluted	36,485,605	36,525,482	36,482,035	36,841,227

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)
	Three months ended June 30,				Six months ended June 30,
	2025		2024		2025		2024
Net income		$177,854		43,675		258,983		114,429
Other comprehensive (loss) income:
Net changes related to foreign currency translation adjustments	$	(131)		(21)		(147)		(16)
Net changes related to available-for-sale debt securities:
Unrealized holding (losses) gains arising during period, net	(657)		8,874		(3,425)		25,635
Reclassification of gains recognized in net income, net	(595)		(1,053)		(1,077)		(1,605)
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	94		51		141		122
Income tax effect	278	(880)	(1,890)	5,982	1,047	(3,314)	(5,797)	18,355
Net changes related to cash flow hedges:
Fair value adjustments during period, net	(625)		—		(625)		—
Income tax effect	150	(475)	—	—	150	(475)	—	—
Net changes related to equity method investee's other comprehensive income:
(Loss) gain on cash flow hedge	(385)		335		340		(632)
Income tax effect	92	(293)	(80)	255	(82)	258	152	(480)
Other comprehensive (loss) income		(1,779)		6,216		(3,678)		17,859
Comprehensive income		176,075		49,891		255,305		132,288
Comprehensive loss attributable to noncontrolling interests		3,605		1,416		5,035		4,069
Comprehensive income attributable to Nelnet, Inc.		$179,680		51,307		260,340		136,357

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of March 31, 2024	—	26,055,314	10,663,088	$—	261	107	1,101	3,304,197	(8,476)	(61,470)	3,235,720
Net income (loss)	—	—	—	—	—	—	—	45,091	—	(1,416)	43,675
Other comprehensive income	—	—	—	—	—	—	—	—	6,216	—	6,216
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	6,618	6,618
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(19,864)	(19,864)
Cash dividends on Class A and Class B common stock - $0.28 per share	—	—	—	—	—	—	—	(10,158)	—	—	(10,158)
Issuance of common stock, net of forfeitures	—	18,506	—	—	—	—	2,171	—	—	—	2,171
Compensation expense for stock based awards	—	—	—	—	—	—	2,733	—	—	—	2,733
Repurchase of common stock	—	(487,980)	—	—	(5)	—	(5,348)	(41,489)	—	—	(46,842)
Acquisition of remaining 20% of GRNE Solar, net of tax	—	—	—	—	—	—	—	(2,340)	—	2,093	(247)
Balance as of June 30, 2024	—	25,585,840	10,663,088	$—	256	107	657	3,295,301	(2,260)	(74,039)	3,220,022

Balance as of March 31, 2025	—	25,697,581	10,658,604	$—	257	107	6,649	3,412,939	(429)	(56,514)	3,363,009
Net income (loss)	—	—	—	—	—	—	—	181,459	—	(3,605)	177,854
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,779)	—	(1,779)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	3,882	3,882
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(30,670)	(30,670)
Cash dividends on Class A and Class B common stock - $0.28 per share	—	—	—	—	—	—	—	(10,162)	—	—	(10,162)
Issuance of common stock, net of forfeitures	—	24,703	—	—	—	—	2,153	—	—	—	2,153
Compensation expense for stock based awards	—	—	—	—	—	—	3,296	—	—	—	3,296
Repurchase of common stock	—	(183,554)	—	—	(2)	—	(11,461)	(9,897)	—	—	(21,360)
Acquisition of remaining 20% of NextGen, net of tax	—	—	—	—	—	—	—	1,853	—	(5,383)	(3,530)
Balance as of June 30, 2025	—	25,538,730	10,658,604	$—	255	107	637	3,576,192	(2,208)	(92,290)	3,482,693

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of December 31, 2023	—	26,400,630	10,663,088	$—	264	107	3,096	3,270,403	(20,119)	(53,644)	3,200,107
Net income (loss)	—	—	—	—	—	—	—	118,498	—	(4,069)	114,429
Other comprehensive income	—	—	—	—	—	—	—	—	17,859	—	17,859
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	8,151	8,151
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(26,570)	(26,570)
Cash dividends on Class A and Class B common stock - $0.56 per share	—	—	—	—	—	—	—	(20,528)	—	—	(20,528)
Issuance of common stock, net of forfeitures	—	69,914	—	—	1	—	3,297	—	—	—	3,298
Compensation expense for stock based awards	—	—	—	—	—	—	5,834	—	—	—	5,834
Repurchase of common stock	—	(884,704)	—	—	(9)	—	(11,570)	(70,732)	—	—	(82,311)
Acquisition of remaining 20% of GRNE Solar, net of tax	—	—	—	—	—	—	—	(2,340)	—	2,093	(247)
Balance as of June 30, 2024	—	25,585,840	10,663,088	$—	256	107	657	3,295,301	(2,260)	(74,039)	3,220,022

Balance as of December 31, 2024	—	25,634,748	10,658,604	$—	256	107	7,389	3,340,540	1,470	(50,645)	3,299,117
Net income (loss)	—	—	—	—	—	—	—	264,018	—	(5,035)	258,983
Other comprehensive loss	—	—	—	—	—	—	—	—	(3,678)	—	(3,678)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	6,179	6,179
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(37,406)	(37,406)
Cash dividends on Class A and Class B common stock - $0.56 per share	—	—	—	—	—	—	—	(20,322)	—	—	(20,322)
Issuance of common stock, net of forfeitures	—	126,027	—	—	1	—	2,816	—	—	—	2,817
Compensation expense for stock based awards	—	—	—	—	—	—	6,351	—	—	—	6,351
Repurchase of common stock	—	(222,045)	—	—	(2)	—	(15,919)	(9,897)	—	—	(25,818)
Acquisition of remaining 20% of NextGen, net of tax	—	—	—	—	—	—	—	1,853	—	(5,383)	(3,530)
Balance as of June 30, 2025	—	25,538,730	10,658,604	$—	255	107	637	3,576,192	(2,208)	(92,290)	3,482,693

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Six months ended
	June 30,
	2025	2024
Net income attributable to Nelnet, Inc.	$264,018	118,498
Net loss attributable to noncontrolling interests	(5,035)	(4,069)
Net income	258,983	114,429
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	52,406	69,623
Loan discount and deferred lender fees accretion	(42,502)	(22,538)
Provision for loan losses	33,267	14,440
Derivative market value adjustments	10,190	(9,497)
(Payments to) proceeds from clearinghouse - initial and variation margin, net	(4,030)	5,716
Gain on partial redemption of ALLO investment	(175,044)	—
(Gain) loss on sale of loans, net	(909)	1,579
(Gain) loss on investments, net	(19,650)	6,985
Deferred income tax benefit	(88,924)	(4,814)
Non-cash compensation expense	6,513	6,004
Impairment expense and provision for beneficial interests	11,879	7,813
Changes in operating assets and liabilities:
Decrease in loan and investment accrued interest receivable	15,218	150,907
Decrease in accounts receivable	32,523	36,329
Decrease in other assets	23,510	39,667
Decrease in the carrying amount of ROU asset	1,958	1,911
Decrease in accrued interest payable	(6,072)	(8,250)
Increase (decrease) in other liabilities	65,986	(62,638)
Decrease in the carrying amount of lease liability	(3,384)	(1,982)
Other	1,011	(365)
Total adjustments	(86,054)	230,890
Net cash provided by operating activities	172,929	345,319
Cash flows from investing activities, net of acquisitions:
Purchases and originations of loans, including cash paid for student loan trusts, net of cash and restricted cash acquired	(368,499)	(430,575)
Purchases of loans from a related party	(136,667)	—
Net proceeds from loan repayments, claims, and capitalized interest	881,096	2,125,052
Proceeds from sale of loans	72,626	111,316
Proceeds from sale of loans to a related party	60,181	199,694
Purchases of available-for-sale securities	(240,476)	(295,319)
Proceeds from sales of available-for-sale securities	109,609	266,547
Proceeds from beneficial interest in loan securitizations	38,235	19,513
Purchases of other investments and issuance of notes receivable	(161,828)	(197,440)
Proceeds from other investments and repayments of notes receivable	454,829	53,635
Redemption of held-to-maturity debt securities	7,796	5,041
Purchases of property and equipment	(7,074)	(33,842)
Net cash provided by investing activities	$709,828	1,823,622

NELNET, INC. AND SUBSIDIARIES (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Six months ended
	June 30,
	2025	2024
Cash flows from financing activities, net of acquisitions:
Payments on bonds and notes payable	$(1,117,852)	(2,283,381)
Proceeds from issuance of bonds and notes payable	25	37
Payments of debt issuance costs	(3,999)	(693)
Increase in bank deposits, net	195,911	146,873
Decrease in due to customers	(49,489)	(36,642)
Dividends paid	(20,322)	(20,528)
Repurchases of common stock	(25,818)	(82,311)
Proceeds from issuance of common stock	920	967
Acquisition of noncontrolling interest	(3,944)	(325)
Issuance of noncontrolling interests	15,580	27,396
Distribution to noncontrolling interests	(3,351)	(2,335)
Net cash used in financing activities	(1,012,339)	(2,250,942)
Effect of exchange rate changes on cash and restricted cash	338	(87)
Net decrease in cash, cash equivalents, and restricted cash	(129,244)	(82,088)
Cash, cash equivalents, and restricted cash, beginning of period	931,020	1,025,491
Cash, cash equivalents, and restricted cash, end of period	$801,776	943,403

Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$244,109	355,943
Cash disbursements made for income taxes, net of refunds and credits received (a)	$26,886	11,932
Cash disbursements made for operating leases	$2,604	2,451
Non-cash operating, investing, and financing activity:
ROU assets obtained in exchange for lease obligations	$6,495	49
Receipt of beneficial interest in consumer loan securitizations as consideration from sale of loans	$—	13,693
Distribution to noncontrolling interests	$34,055	24,235
Issuance of noncontrolling interests	$9,401	19,245
(a) The Company utilized $36.6 million and $20.3 million of federal and state tax credits related primarily to renewable energy during the six months ended June 30, 2025 and 2024, respectively.
Supplemental disclosures of non-cash activities regarding the Company's acquisition of certain student loan trusts are contained in note 3.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows:

	As of	As of	As of	As of
	June 30, 2025	December 31, 2024	June 30, 2024	December 31, 2023
Total cash and cash equivalents	$225,753	194,518	145,478	168,112
Restricted cash	317,958	332,100	538,446	488,723
Restricted cash - due to customers	258,065	404,402	259,479	368,656
Cash, cash equivalents, and restricted cash	$801,776	931,020	943,403	1,025,491
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)
1.  Basis of Financial Reporting
The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company” or "Nelnet") as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2024 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report").
2.  Partial Redemption of ALLO Investment
Nelnet had both voting and preferred membership interest investments in ALLO Holdings, LLC (referred to collectively with its subsidiary ALLO Communications LLC as "ALLO"). In June 2025, ALLO executed a financing transaction that resulted in gross proceeds to ALLO of $500 million (the “Financing”). In conjunction with the Financing, Nelnet, ALLO, and certain other ALLO investors entered into a Membership Unit Redemption Agreement (the “Redemption Agreement”) pursuant to which ALLO agreed to redeem certain of its membership interests from certain investors in ALLO, including Nelnet (the “Transaction”).
As part of the Transaction, ALLO redeemed all of Nelnet's outstanding preferred membership interests on June 4, 2025, including the preferred return accrued on such membership interests through the Transaction's closing date. In addition, ALLO redeemed a portion of Nelnet’s voting membership interest in ALLO.
Upon closing, Nelnet received cash proceeds of $410.9 million from ALLO for these redemptions and recognized a pre-tax gain of $175.0 million, which is included in "gain on partial redemption of ALLO investment" on the Company's consolidated statements of income.
Following the closing of the Transaction, Nelnet no longer owns any preferred membership interests in ALLO, but maintains a significant voting equity investment in ALLO. Nelnet’s ownership of voting membership interest in ALLO decreased from 45% to 27%. Nelnet will continue to account for its remaining 27% voting membership interest in ALLO under the Hypothetical Liquidation at Book Value (HLBV) method of accounting, with the carrying value of such interest remaining at $0.
As part of the ALLO recapitalization transaction completed in December 2020, Nelnet and SDC (a third-party global digital infrastructure investor and member of ALLO) entered into an agreement in which Nelnet has a contingent obligation to pay SDC in the event Nelnet disposes of its voting membership interests in ALLO that it holds, and realizes from such disposition certain targeted return levels. Upon closing of the Transaction described above, Nelnet recalculated its contingent obligation to reflect the reduction in Nelnet's voting membership interests that are subject to the contingency. This resulted in a reduction in the estimated fair value of the contingent payment liability of $4.9 million during the second quarter of 2025, which is included in (and decreased) "other expenses" on the Company's consolidated statements of income. Based on Nelnet's remaining voting membership interests in ALLO, the maximum contingent obligation that Nelnet may owe SDC upon future disposals of Nelnet's voting membership interests in ALLO is $9 million (down from $35 million). The estimated fair value of the contingent payment as of June 30, 2025 is $3.4 million, which is included in "other liabilities" on the consolidated balance sheet.

3.  Loans and Accrued Interest Receivable and Allowance for Loan Losses
Loans and accrued interest receivable consisted of the following:

	As of	As of
	June 30, 2025	December 31, 2024
Non-Nelnet Bank:
Federally insured loans:
Stafford and other	$2,039,136	2,108,960
Consolidation	6,327,949	6,279,604
Total	8,367,085	8,388,564
Private education loans (a)	156,614	221,744
Consumer and other loans	411,470	345,560
Non-Nelnet Bank loans	8,935,169	8,955,868
Nelnet Bank:
Federally insured loans:
Stafford and other	10,040	—
Consolidation	96,515	—
Total	106,555	—
Private education loans (a)	516,663	482,445
Consumer and other loans	204,423	162,152
Nelnet Bank loans	827,641	644,597
Accrued interest receivable	560,927	549,283
Loan discount and deferred lender fees, net of unamortized loan premiums and deferred origination costs	(42,905)	(42,114)
Allowance for loan losses:
Non-Nelnet Bank:
Federally insured loans	(47,627)	(49,091)
Private education loans	(7,406)	(11,130)
Consumer and other loans	(48,028)	(38,468)
Non-Nelnet Bank allowance for loan losses	(103,061)	(98,689)
Nelnet Bank:
Federally insured loans	(355)	—
Private education loans	(12,360)	(10,086)
Consumer and other loans	(9,573)	(6,115)
Nelnet Bank allowance for loan losses	(22,288)	(16,201)
	$10,155,483	9,992,744
(a)    During the second quarter of 2025, the Asset Generation and Management operating segment (Non-Nelnet Bank) contributed $42.2 million of private education loans to Nelnet Bank.
The following table summarizes the allowance for loan losses as a percentage of the ending loan balance for each of the Company's loan portfolios:

	As of	As of
	June 30, 2025	December 31, 2024
Non-Nelnet Bank:
Federally insured loans (a)	0.57%	0.59%
Private education loans	4.73%	5.02%
Consumer and other loans	11.67%	11.13%
Nelnet Bank:
Federally insured loans (a)	0.33%	—
Private education loans	2.39%	2.09%
Consumer and other loans	4.68%	3.77%
(a)    The allowance for loan losses as a percent of the risk sharing component of federally insured student loans not covered by the federal guaranty for non-Nelnet Bank was 20.4% and 20.6% as of June 30, 2025 and December 31, 2024, respectively, and for Nelnet Bank was 16.5% as of June 30, 2025.

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
Activity in the Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio segment:

	Balance at beginning of period	Provision (negative provision) for loan losses (a)	Charge-offs	Recoveries	Initial allowance on loans purchased with credit deterioration	Balance at end of period
	Three months ended June 30, 2025
Non-Nelnet Bank:
Federally insured loans	$48,906	2,112	(3,391)	—	—	47,627
Private education loans	10,394	(2,760)	(523)	295	—	7,406
Consumer and other loans	43,904	11,781	(7,967)	310	—	48,028
Nelnet Bank:
Federally insured loans	362	9	(16)	—	—	355
Private education loans	9,893	2,839	(1,739)	307	1,060	12,360
Consumer and other loans	6,617	3,731	(878)	103	—	9,573
	$120,076	17,712	(14,514)	1,015	1,060	125,349
	Three months ended June 30, 2024
Non-Nelnet Bank:
Federally insured loans	$61,723	(1,970)	(5,573)	—	—	54,180
Private education loans	14,736	—	(1,827)	156	—	13,065
Consumer and other loans	18,761	(2,255)	(2,634)	263	—	14,135
Nelnet Bank:
Private education loans	3,660	255	(460)	104	—	3,559
Consumer and other loans	7,128	7,519	(2,837)	15	—	11,825
	$106,008	3,549	(13,331)	538	—	96,764

	Six months ended June 30, 2025
Non-Nelnet Bank:
Federally insured loans	$49,091	4,746	(6,210)	—	—	47,627
Private education loans	11,130	(2,760)	(1,457)	493	—	7,406
Consumer and other loans	38,468	22,158	(13,143)	545	—	48,028
Nelnet Bank:
Federally insured loans	—	374	(19)	—	—	355
Private education loans	10,086	3,925	(3,134)	423	1,060	12,360
Consumer and other loans	6,115	4,734	(1,447)	171	—	9,573
	$114,890	33,177	(25,410)	1,632	1,060	125,349
	Six months ended June 30, 2024
Non-Nelnet Bank:
Federally insured loans	$68,453	(3,840)	(10,433)	—	—	54,180
Private education loans	15,750	(265)	(2,840)	420	—	13,065
Consumer and other loans	11,742	6,335	(4,586)	644	—	14,135
Nelnet Bank:
Private education loans	3,347	1,012	(906)	106	—	3,559
Consumer and other loans	5,351	11,236	(4,804)	42	—	11,825
	$104,643	14,478	(23,569)	1,212	—	96,764

(a) Once a loan is classified as held for sale, any allowance for loan losses that existed immediately prior to the reclassification to held for sale is reversed through provision. The following table presents the reduction to provision for loan losses as a result of the contribution of Non-Nelnet Bank private education loans to Nelnet Bank during the second quarter of 2025 and the consumer and other loan sales during 2024:

	Provision for current period	Reduction to provision	Provision (negative provision) for loan losses
	Three months ended June 30, 2025
Non-Nelnet Bank
Private education loans	$(994)	(1,766)	(2,760)

	Three months ended June 30, 2024
Non-Nelnet Bank
Consumer and other loans	$10,340	(12,595)	(2,255)

	Six months ended June 30, 2025
Non-Nelnet Bank
Private education loans	$(994)	(1,766)	(2,760)

	Six months ended June 30, 2024
Non-Nelnet Bank
Consumer and other loans	$19,030	(12,695)	6,335
The following table summarizes annualized net charge-offs as a percentage of average loans for each of the Company's loan portfolios:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Non-Nelnet Bank:
Federally insured loans	0.16%	0.22%	0.14%	0.19%
Private education loans	0.55%	2.64%	1.02%	1.85%
Consumer and other loans	7.62%	4.62%	6.58%	4.98%
Nelnet Bank:
Federally insured loans	0.06%	—	0.06%	—
Private education loans	1.10%	0.40%	1.08%	0.44%
Consumer and other loans (a)	1.71%	7.44%	1.49%	7.66%
(a)    Decrease in annualized net charge-offs as a percentage of average loans was due to a change in mix of consumer loan portfolios that resulted in a portfolio of loans with an overall higher credit quality in 2025 compared with 2024 and Nelnet Bank exiting a consumer loan program in December 2024 that had previously incurred significant charge-offs.
During the periods presented above, the primary item impacting provision for loan losses was the establishment of an initial allowance for loans originated and acquired during the periods. Provision for loan losses was also impacted by the reversal of provision for consumer and other loans sold in 2024. The Company recorded a negative provision for loan losses for its federally insured loan portfolio in 2024 due to an increase in prepayment assumptions.
Unfunded Loan Commitments
As of June 30, 2025 and December 31, 2024, Nelnet Bank had a liability of approximately $416,000 and $326,000, respectively, related to $62.2 million and $40.7 million, respectively, of unfunded private education, consumer, and other loan commitments. When a new loan commitment is made, the Company records an allowance that is included in "other liabilities" on the consolidated balance sheet by recording a provision for loan losses. When the loan is funded, the Company transfers the liability to the allowance for loan losses. Below is a reconciliation of the provision for loan losses reported in the consolidated statements of income.

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Provision for loan losses from allowance activity table above	$17,712	3,549	33,177	14,478
Provision (negative provision) for unfunded loan commitments	218	62	90	(38)
Provision for loan losses reported in consolidated statements of income	$17,930	3,611	33,267	14,440

Key Credit Quality Indicators
Loan Status and Delinquencies
Key credit quality indicators for the Company’s federally insured, private education, consumer, and other loan portfolios are loan status, including delinquencies. The impact of changes in loan status is incorporated into the allowance for loan losses calculation. Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period (but for purposes of the following tables, do not include those loans while they are in forbearance). The following table presents the Company’s loan status and delinquency amounts:

	As of June 30, 2025			As of December 31, 2024			As of June 30, 2024
Federally insured loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$393,460	4.7%		$376,765	4.5%		$440,891	4.6%
Loans in forbearance	555,469	6.6		586,412	7.0		702,539	7.4
Loans in repayment status:
Loans current	6,378,571		86.0%	6,374,897		85.9%	7,012,655		84.1%
Loans delinquent 31-60 days	261,809		3.5	243,348		3.3	339,262		4.1
Loans delinquent 61-90 days	175,562		2.4	166,474		2.2	234,746		2.8
Loans delinquent 91-120 days	111,678		1.5	113,838		1.5	151,447		1.8
Loans delinquent 121-270 days	360,754		4.9	380,823		5.1	377,660		4.5
Loans delinquent 271 days or greater	129,782		1.7	146,007		2.0	224,533		2.7
Total loans in repayment	7,418,156	88.7	100.0%	7,425,387	88.5	100.0%	8,340,303	88.0	100.0%
Total federally insured loans	8,367,085	100.0%		8,388,564	100.0%		9,483,733	100.0%
Accrued interest receivable	545,288			540,272			612,374
Loan discount, net of unamortized premiums and deferred origination costs	(26,523)			(21,513)			(24,222)
Allowance for loan losses	(47,627)			(49,091)			(54,180)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$8,838,223			$8,858,232			$10,017,705
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$4,433	2.8%		$5,997	2.7%		$7,906	3.2%
Loans in forbearance	1,530	1.0		2,089	0.9		2,248	0.9
Loans in repayment status:
Loans current	147,690		98.0%	206,825		96.8%	230,512		97.1%
Loans delinquent 31-60 days	1,246		0.8	3,424		1.6	2,814		1.2
Loans delinquent 61-90 days	564		0.4	1,275		0.6	1,395		0.6
Loans delinquent 91 days or greater	1,151		0.8	2,134		1.0	2,562		1.1
Total loans in repayment	150,651	96.2	100.0%	213,658	96.4	100.0%	237,283	95.9	100.0%
Total private education loans	156,614	100.0%		221,744	100.0%		247,437	100.0%
Accrued interest receivable	1,299			2,019			2,407
Loan discount, net of unamortized premiums	(5,162)			(6,350)			(7,194)
Allowance for loan losses	(7,406)			(11,130)			(13,065)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$145,345			$206,283			$229,585
Consumer and other loans - Non-Nelnet Bank:
Loans in deferment	$1,355	0.3%		$150	0.0%		$122	0.1%
Loans in repayment status:
Loans current	399,263		97.3%	335,355		97.1%	174,295		97.2%
Loans delinquent 31-60 days	3,731		0.9	3,667		1.1	2,100		1.2
Loans delinquent 61-90 days	3,096		0.8	2,143		0.6	1,857		1.0
Loans delinquent 91 days or greater	4,025		1.0	4,245		1.2	1,073		0.6
Total loans in repayment	410,115	99.7	100.0%	345,410	100.0	100.0%	179,325	99.9	100.0%
Total consumer and other loans	411,470	100.0%		345,560	100.0%		179,447	100.0%
Accrued interest receivable	2,260			1,868			763
Loan discount and deferred lender fees, net of unamortized premiums	(6,296)			(10,713)			(9,205)
Allowance for loan losses	(48,028)			(38,468)			(14,135)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses	$359,406			$298,247			$156,870

	As of June 30, 2025			As of December 31, 2024			As of June 30, 2024
Federally insured loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$2,665	2.5%
Loans in forbearance	5,550	5.2
Loans in repayment status:
Loans current	88,408		89.9%
Loans delinquent 30-59 days	2,806		2.9
Loans delinquent 60-89 days	2,001		2.0
Loans delinquent 90-119 days	1,683		1.7
Loans delinquent 120-270 days	2,495		2.5
Loans delinquent 271 days or greater	947		1.0
Total loans in repayment	98,340	92.3	100.0%
Total federally insured loans	106,555	100.0%
Accrued interest receivable	5,194
Loan premium	1,221
Allowance for loan losses	(355)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$112,615
Private education loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$45,107	8.7%		$31,674	6.6%		$41,394	11.7%
Loans in forbearance	1,926	0.4		3,061	0.6		1,985	0.6
Loans in repayment status:
Loans current	460,426		98.0%	439,569		98.2%	308,591		99.2%
Loans delinquent 30-59 days	3,102		0.7	4,327		1.0	934		0.3
Loans delinquent 60-89 days	2,710		0.6	1,497		0.3	444		0.2
Loans delinquent 90 days or greater	3,392		0.7	2,317		0.5	1,064		0.3
Total loans in repayment	469,630	90.9	100.0%	447,710	92.8	100.0%	311,033	87.7	100.0%
Total private education loans	516,663	100.0%		482,445	100.0%		354,412	100.0%
Accrued interest receivable	5,540			4,103			2,709
Loan discount, net of unamortized premiums and deferred origination costs	(8,589)			(4,581)			5,501
Allowance for loan losses	(12,360)			(10,086)			(3,559)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$501,254			$471,881			$359,063
Consumer and other loans - Nelnet Bank (a):
Loans in deferment	$8,538	4.2%		$5,186	3.2%		$1,414	0.8%
Loans in repayment status:
Loans current	194,507		99.3%	155,772		99.2%	181,558		97.3%
Loans delinquent 30-59 days	1,001		0.5	803		0.5	1,516		0.8
Loans delinquent 60-89 days	193		0.1	243		0.2	1,814		1.0
Loans delinquent 90 days or greater	184		0.1	148		0.1	1,637		0.9
Total loans in repayment	195,885	95.8	100.0%	156,966	96.8	100.0%	186,525	99.2	100.0%
Total consumer and other loans	204,423	100.0%		162,152	100.0%		187,939	100.0%
Accrued interest receivable	1,346			1,021			1,219
Loan premium, net of unaccreted discount	2,444			1,043			(1,037)
Allowance for loan losses	(9,573)			(6,115)			(11,825)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses	$198,640			$158,101			$176,296
(a) For the periods presented for Nelnet Bank, the delinquency bucket periods conform with the delinquency bucket periods reflected in Nelnet Bank's Call Reports filed with the Federal Deposit Insurance Corporation.

FICO Scores
An additional key credit quality indicator for Nelnet Bank private education and consumer loans is FICO scores at the time of origination or purchase. The following tables highlight the gross principal balance of Nelnet Bank's portfolios, by year of origination, stratified by FICO score at the time of origination or purchase:
Nelnet Bank Private Education Loans

	Loan balance as of June 30, 2025
	Six months ended June 30, 2025	2024	2023	2022	2021	Prior years	Total	Percent of total
FICO at origination or purchase:
Less than 705	$2,057	2,986	3,197	4,408	3,857	22,149	38,654	7.5%
705 - 734	2,753	5,017	8,301	18,528	7,076	15,980	57,655	11.2
735 - 764	4,251	5,693	7,795	27,968	11,821	23,990	81,518	15.8
765 - 794	4,260	6,576	5,416	43,694	22,369	29,537	111,852	21.6
Greater than 794	6,154	14,728	13,632	62,114	44,955	77,929	219,512	42.5
No FICO score available or required (a)	—	2,367	5,105	—	—	—	7,472	1.4
	$19,475	37,367	43,446	156,712	90,078	169,585	516,663	100.0%

	Loan balance as of December 31, 2024
	2024	2023	2022	2021	2020	Prior years	Total	Percent of total
FICO at origination or purchase:
Less than 705	$2,566	3,578	4,759	4,182	331	15,485	30,901	6.4%
705 - 734	3,736	8,874	19,666	7,531	426	12,349	52,582	10.9
735 - 764	4,398	8,629	29,918	12,775	1,286	17,920	74,926	15.5
765 - 794	4,600	6,115	46,340	24,073	1,105	23,867	106,100	22.0
Greater than 794	9,971	15,471	67,454	49,408	4,406	63,258	209,968	43.5
No FICO score available or required (a)	2,476	5,492	—	—	—	—	7,968	1.7
	$27,747	48,159	168,137	97,969	7,554	132,879	482,445	100.0%
Nelnet Bank Consumer and Other Loans

	Loan balance as of June 30, 2025
	Six months ended June 30, 2025	2024	2023	2022	2021	Prior years	Total	Percent of total
FICO at origination:
Less than 720	$6,132	17,946	1,627	—	295	1,463	27,463	13.4%
720 - 769	12,060	39,184	3,981	17	5,770	7,662	68,674	33.6
Greater than 769	28,891	52,873	6,252	98	5,597	3,566	97,277	47.6
No FICO score available or required (a)	2,124	8,123	434	274	54	—	11,009	5.4
	$49,207	118,126	12,294	389	11,716	12,691	204,423	100.0%

	Loan balance as of December 31, 2024
	2024	2023	2022	2021	2020	Prior years	Total	Percent of total
FICO at origination:
Less than 720	$19,264	1,762	—	376	675	1,170	23,247	14.3%
720 - 769	41,217	4,502	19	6,152	5,448	3,105	60,443	37.3
Greater than 769	57,323	6,577	103	5,834	2,755	1,165	73,757	45.5
No FICO score available or required (a)	3,936	437	277	55	—	—	4,705	2.9
	$121,740	13,278	399	12,417	8,878	5,440	162,152	100.0%
(a)    Loans with no FICO score available or required refers to loans issued to borrowers for which the Company cannot obtain a FICO score or are not required to under a special purpose credit program. Management proactively assesses the risk and size of this loan category and, when necessary, takes actions to mitigate the credit risk.

Nonaccrual Status
The Company does not place federally insured loans on nonaccrual status due to the government guaranty. The amortized cost of private education, consumer, and other loans on nonaccrual status, as well as the allowance for loan losses related to such loans, as of June 30, 2025 and December 31, 2024, was not material.
Amortized Cost Basis by Origination Year
The following table presents the amortized cost of the Company's private education, consumer, and other loans by loan status and delinquency amount as of June 30, 2025 based on year of origination. Effective July 1, 2010, no new loan originations can be made under the Federal Family Education Loan Program (the "FFEL Program" or FFELP) and all new federal loan originations must be made under the Federal Direct Loan Program. As such, all of the Company’s federally insured loans were originated prior to July 1, 2010.

	Six months ended June 30, 2025	2024	2023	2022	2021	Prior years	Total
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$—	—	—	332	2,124	1,977	4,433
Loans in forbearance	—	—	—	29	375	1,126	1,530
Loans in repayment status:
Loans current	—	—	185	3,868	5,031	138,606	147,690
Loans delinquent 31-60 days	—	—	—	23	31	1,192	1,246
Loans delinquent 61-90 days	—	—	—	—	5	559	564
Loans delinquent 91 days or greater	—	—	—	—	84	1,067	1,151
Total loans in repayment	—	—	185	3,891	5,151	141,424	150,651
Total private education loans	$—	—	185	4,252	7,650	144,527	156,614
Accrued interest receivable							1,299
Loan discount, net of unamortized premiums							(5,162)
Allowance for loan losses							(7,406)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$145,345
Gross charge-offs - six months ended June 30, 2025	$—	—	—	—	52	1,405	1,457

Consumer and other loans - Non-Nelnet Bank:
Loans in deferment	$—	453	902	—	—	—	1,355
Loans in repayment status:
Loans current	191,184	174,221	31,379	1,891	307	281	399,263
Loans delinquent 31-60 days	423	2,348	751	190	19	—	3,731
Loans delinquent 61-90 days	254	1,750	865	224	—	3	3,096
Loans delinquent 91 days or greater	9	3,019	706	291	—	—	4,025
Total loans in repayment	191,870	181,338	33,701	2,596	326	284	410,115
Total consumer and other loans	$191,870	181,791	34,603	2,596	326	284	411,470
Accrued interest receivable							2,260
Loan discount and deferred lender fees, net of unamortized premiums							(6,296)
Allowance for loan losses							(48,028)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses							$359,406
Gross charge-offs - six months ended June 30, 2025	$3,774	4,426	4,745	184	9	5	13,143

	Six months ended June 30, 2025	2024	2023	2022	2021	Prior years	Total
Private education loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$8,171	20,707	8,999	5,413	354	1,463	45,107
Loans in forbearance	—	25	262	414	165	1,060	1,926
Loans in repayment status:
Loans current	11,189	16,157	33,073	150,025	88,331	161,651	460,426
Loans delinquent 30-59 days	66	246	364	268	184	1,974	3,102
Loans delinquent 60-89 days	—	31	305	290	289	1,795	2,710
Loans delinquent 90 days or greater	49	201	443	302	755	1,642	3,392
Total loans in repayment	11,304	16,635	34,185	150,885	89,559	167,062	469,630
Total private education loans	$19,475	37,367	43,446	156,712	90,078	169,585	516,663
Accrued interest receivable							5,540
Loan discount, net of unamortized premiums and deferred origination costs							(8,589)
Allowance for loan losses							(12,360)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$501,254
Gross charge-offs - six months ended June 30, 2025	$—	191	498	335	259	1,851	3,134

Consumer and other loans - Nelnet Bank (a):
Loans in deferment	$5,092	3,446	—	—	—	—	8,538
Loans in repayment status:
Loans current	44,054	113,832	12,180	389	11,468	12,584	194,507
Loans delinquent 30-59 days	61	573	114	—	156	97	1,001
Loans delinquent 60-89 days	—	183	—	—	—	10	193
Loans delinquent 90 days or greater	—	92	—	—	92	—	184
Total loans in repayment	44,115	114,680	12,294	389	11,716	12,691	195,885
Total consumer and other loans	$49,207	118,126	12,294	389	11,716	12,691	204,423
Accrued interest receivable							1,346
Loan premium, net of unaccreted discount							2,444
Allowance for loan losses							(9,573)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses							$198,640
Gross charge-offs - six months ended June 30, 2025	$—	784	283	—	214	166	1,447
(a) For the periods presented for Nelnet Bank, the delinquency bucket periods conform with the delinquency bucket periods reflected in Nelnet Bank's Call Reports filed with the Federal Deposit Insurance Corporation.

4.  Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of June 30, 2025
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$6,611,844	4.69% - 6.43%	8/26/30 - 9/25/69
Bonds and notes based on auction	321,880	5.42% - 6.92%	3/22/32 - 11/1/47
Total FFELP variable-rate bonds and notes	6,933,724
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	324,392	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facilities	553,313	5.19% - 5.31%	7/31/26 / 5/1/27
Consumer loan warehouse facilities	68,026	5.69% - 6.43%	11/13/27 - 2/29/28
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	44,793	5.90% / 6.56%	6/25/49 / 11/25/53
Fixed-rate bonds and notes issued in private education loan asset-backed securitizations	35,152	7.15%	11/25/53
Unsecured line of credit	—	—	9/22/26
Participation agreements	2,051	5.06% - 5.82%	5/4/26 / 7/28/32
	7,961,451
Discount on bonds and notes payable and debt issuance costs	(57,890)
Total	$7,903,561

	As of December 31, 2024
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$6,923,824	4.89% - 6.45%	8/26/30 - 9/25/69
Bonds and notes based on auction	36,395	5.71% - 5.72%	3/22/32 - 8/25/37
Total FFELP variable-rate bonds and notes	6,960,219
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	346,359	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facilities	853,165	4.41% - 4.69%	1/31/26 / 4/1/26
Consumer loan warehouse facilities	90,000	4.46% / 4.57%	8/1/26 / 11/13/27
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	54,973	5.90% / 6.82%	6/25/49 / 11/25/53
Fixed-rate bonds and notes issued in private education loan asset-backed securitizations	50,415	5.35% / 7.15%	12/28/43 / 11/25/53
Unsecured line of credit	—	—	9/22/26
Participation agreements	3,320	5.27% - 5.82%	5/4/25 / 1/30/33
	8,358,451
Discount on bonds and notes payable and debt issuance costs	(48,654)
Total	$8,309,797

Warehouse Facilities
The Company funds a portion of its loan acquisitions through the use of warehouse facilities. Loan warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements. The following table summarizes the Company's warehouse facilities as of June 30, 2025:

Type of loans	Maximum financing amount	Amount outstanding	Amount available	Expiration of liquidity provisions	Final maturity date	Advance rate	Advanced as equity support
FFELP (a)	$600,000	403,872	196,128	7/31/2025	7/31/2026	note (b)	$30,511
FFELP (c)	375,000	149,441	225,559	5/1/2026	5/1/2027	92%	12,574
	$975,000	553,313	421,687				$43,085

Consumer	$100,000	3,001	96,999	11/13/2026	11/13/2027	70%	$1,394
Consumer (d)	125,000	65,000	60,000	7/31/2027	2/29/2028	60% - 80%	21,071
Consumer (e)	2,000	25	1,975	7/15/2027	1/15/2028	50% - 90%	5
	$227,000	68,026	158,974				$22,470
(a)    On January 31, 2025, the Company extended the liquidity provisions and final maturity date on this facility to July 31, 2025 and July 31, 2026, respectively. On July 17, 2025, the Company increased the maximum financing amount from $600 million to $800 million and extended the liquidity provisions and final maturity date to January 30, 2026 and January 29, 2027, respectively.
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
(d)    On June 16, 2025, the Company extended the liquidity provisions and final maturity date on this facility to July 31, 2027 and February 29, 2028, respectively.
(e)    The Company closed on this facility on May 15, 2025.
Unsecured Line of Credit
The Company has a $495.0 million unsecured line of credit that has a maturity date of September 22, 2026. As of June 30, 2025, no amount was outstanding on the line of credit and $495.0 million was available for future use.
Debt Repurchases
The following table summarizes the Company's repurchases of its own debt. Gains/losses recorded by the Company from the repurchase of debt are included in "other, net" in "other income (expense)" on the Company's consolidated statements of income.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Purchase price	$(141,998)	(4,199)	(142,869)	(4,199)
Par value	142,396	4,190	143,320	4,190
Remaining unamortized cost of issuance	(10)	—	(12)	—
Gain (loss), net	$388	(9)	439	(9)
The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of June 30, 2025, the Company holds $238.8 million (par value) of its own FFELP asset-backed securities.

5.  Derivative Financial Instruments
Non-Nelnet Bank Derivatives
The Company uses settled-to-market derivative financial instruments to manage interest rate risk. Derivative instruments used as part of the Company's interest rate risk management strategy are further described in note 5 of the notes to consolidated financial statements included in the 2024 Annual Report.
Basis Swaps
The following table summarizes the Company’s outstanding basis swaps as of June 30, 2025 and December 31, 2024 used to hedge its basis risk and repricing risk on a portion of its FFELP student loan assets. For these derivative instruments, the Company receives payments indexed to three-month SOFR and makes payments based on the one-month SOFR index (plus or minus a spread) as defined in the agreements (the "Basis Swaps").

Maturity	Notional amount
2026	$1,150,000
2027	250,000
$1,400,000
Interest Rate Swaps – Floor Income Hedges
The following table summarizes the outstanding derivative instruments used by the Company as of June 30, 2025 and December 31, 2024 to economically hedge loans earning fixed rate floor income. For these derivative instruments, the Company receives payments based on SOFR, the majority of which reset quarterly.

Maturity	Notional amount	Weighted average fixed rate paid by the Company
2026	$200,000	3.92%
2028	50,000	3.56
2029 (a)	50,000	3.17
2030 (b)	100,000	3.63
	$400,000	3.71%
(a)    This $50 million notional amount derivative has a forward effective start date in January 2026.
(b)    A $50 million notional amount derivative maturing in 2030 has a forward effective start date in November 2025.

Nelnet Bank Derivatives
Nelnet Bank uses non-centrally cleared derivative instruments to hedge exposure to variability in cash flows from variable rate intercompany and third-party deposits to minimize volatility from future changes in interest rates. Nelnet Bank has designated all of its derivative instruments as cash flow hedges; however, the derivatives that hedge intercompany deposits are not eligible for hedge accounting in the consolidated financial statements.
Interest Rate Swaps - Intercompany Deposits
The following table summarizes the outstanding derivative instruments used by Nelnet Bank to hedge intercompany deposits. For these derivative instruments, the Company receives monthly or quarterly payments based on SOFR that reset daily.

	As of June 30, 2025		As of December 31, 2024
Maturity	Notional amount	Weighted average fixed rate paid by the Company	Notional amount	Weighted average fixed rate paid by the Company
2028	$40,000	3.33%	$40,000	3.33%
2029	25,000	3.37	25,000	3.37
2030 (a)	50,000	3.06	50,000	3.06
2032 (b)	25,000	4.03	25,000	4.03
2033 (c)	25,000	3.90	25,000	3.90
2035 (d)	30,000	3.79	—	—
	$195,000	3.50%	$165,000	3.44%
(a)    These $25 million notional amount derivatives have forward effective start dates in April 2026 and May 2026, respectively.
(b)    This $25 million notional amount derivative has a forward effective start date in February 2027.
(c)    This $25 million notional amount derivative has a forward effective start date in November 2025.
(d)    This $30 million notional amount derivative has a forward effective start date in May 2028.
Interest Rate Swaps - Third-Party Deposits
The following table summarizes the outstanding derivative instruments used by Nelnet Bank to hedge third-party deposits. For these derivative instruments, the Company receives monthly payments based on SOFR that reset monthly.

	As of June 30, 2025
Maturity	Notional amount	Weighted average fixed rate paid by the Company
2030	$25,000	3.57%
2035	25,000	3.87
	$50,000	3.72%

Changes in the fair value of derivatives that hedge third-party deposits and qualify as cash flow hedges in the consolidated financial statements are recognized in other comprehensive income, net of tax. Derivative settlements for cash flow hedges are included in "interest expense" on the consolidated statements of income, which were not material for the three and six months ended June 30, 2025.

Consolidated Financial Statement Impact Related to Derivatives
Balance Sheets
Unlike the Company's Non-Nelnet Bank derivatives, Nelnet Bank's derivatives are not cleared post-execution at a regulated clearinghouse. As such, the Company records these derivative instruments in the consolidated balance sheets on a gross basis as either an asset (included in "other assets") or liability (included in "other liabilities") measured at fair value. The following table summarizes the fair value of the Company's Nelnet Bank derivatives as reflected in the consolidated balance sheets:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of June 30, 2025	As of December 31, 2024	As of June 30, 2025	As of December 31, 2024
Interest rate swaps - intercompany deposits	$402	3,232	1,452	53
Interest rate swaps - third-party deposits (cash flow hedges)	—	—	625	—
	$402	3,232	2,077	53
Statements of Income
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income related to derivative instruments that do not qualify for hedge accounting:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Settlements:
Basis swaps	$154	249	307	614
Interest rate swaps - floor income hedges	427	1,193	855	2,383
Interest rate swaps - intercompany deposits	163	207	327	409
Total settlements - income	744	1,649	1,489	3,406
Change in fair value:
Basis swaps	(143)	(232)	(281)	(586)
Interest rate swaps - floor income hedges	(2,022)	1,168	(5,680)	7,228
Interest rate swaps - intercompany deposits	(1,701)	597	(4,229)	2,855
Total change in fair value - (expense) income	(3,866)	1,533	(10,190)	9,497
Derivative market value adjustments and derivative settlements, net - (expense) income	$(3,122)	3,182	(8,701)	12,903

6.  Investments and Notes Receivable
“Total investments and notes receivable” consisted of the following:

	As of June 30, 2025				As of December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investments at fair value:
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan	$128,213	3,977	(3,056)	129,134	188,386	5,804	(896)	193,294
FFELP loan and other debt securities - restricted (a)	119,014	3,350	(450)	121,914	98,914	3,151	(78)	101,987
Private education loan (b)	216,233	52	(16,339)	199,946	237,288	—	(18,118)	219,170
Other debt securities	44,617	2,245	(15)	46,847	32,552	2,500	—	35,052
Total Non-Nelnet Bank	508,077	9,624	(19,860)	497,841	557,140	11,455	(19,092)	549,503
Nelnet Bank:
FFELP loan	234,438	5,862	(714)	239,586	231,543	6,060	(270)	237,333
Private education loan	15,250	—	(1)	15,249	1,596	—	—	1,596
Other debt securities	451,116	1,309	(2,121)	450,304	296,944	1,775	(1,325)	297,394
Total Nelnet Bank	700,804	7,171	(2,836)	705,139	530,083	7,835	(1,595)	536,323
Total available-for-sale asset-backed securities	$1,208,881	16,795	(22,696)	1,202,980	1,087,223	19,290	(20,687)	1,085,826
Equity securities and funds measured at net asset value				83,749				74,494
Total investments at fair value				1,286,729				1,160,320
Other investments and notes receivable (not measured at fair value):
Nelnet Bank: Held-to-maturity asset-backed securities
FFELP loan				201,806				203,439
Private education loan				1,785				7,335
Total Nelnet Bank held-to-maturity asset-backed securities				203,591				210,774
Venture capital, funds, and other:
Measurement alternative (c)				207,086				200,782
Equity method				172,935				170,258
Total venture capital and funds				380,021				371,040
Real estate equity method				176,411				131,745
Investment in ALLO (d):
Voting interest/equity method				—				—
Preferred membership interests and accrued and unpaid preferred return				—				225,614
Total investment in ALLO				—				225,614
Beneficial interest in loan securitizations (e):
Consumer loans, net of allowance for credit losses of $41,008 and $38,590 as of June 30, 2025 and December 31, 2024, respectively				127,729				142,764
Private education loans, net of allowance for credit losses of $4,970 and $901 as of June 30, 2025 and December 31, 2024, respectively				44,502				52,824
Federally insured student loans				18,622				18,221
Total beneficial interest in loan securitizations, net of allowance				190,853				213,809
Solar (f)				(200,784)				(155,048)
Notes receivable				54,603				32,258
Tax liens, affordable housing, and other				13,515				10,184
Total other investments and notes receivable (not measured at fair value)				818,210				1,040,376
Total investments and notes receivable				$2,104,939				$2,200,696

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
(c)    The Company has an investment in Agile Sports Technologies, Inc. (doing business as “Hudl”). During the first quarter of 2025, the Company acquired additional ownership interests in Hudl for $3.8 million from existing Hudl investors. This transaction was not considered an observable market transaction (not orderly) because it was not subject to customary marketing activities. Accordingly, the Company did not adjust its carrying value of its Hudl investment to the transaction value. As of June 30, 2025, the carrying amount of the Company's investment in Hudl was $172.5 million. David S. Graff, who has served on the Company's Board of Directors since May 2014, is CEO, co-founder, and a director of Hudl.
(d)    On June 4, 2025, the Company redeemed a portion of its voting membership interests in ALLO and all its outstanding preferred membership interests, including the preferred return accrued on such membership interests through June 3, 2025. See note 2 for additional information. The Company's voting membership interest in ALLO is accounted for using the HLBV method of accounting. Using the HLBV method of accounting, the Company recognized $10.7 million of losses during the three months ended March 31, 2024, reducing the carrying value of the voting membership interest investment to $0. Absent additional equity contributions with respect to ALLO's voting membership interest, the Company will not recognize additional losses for its voting membership interest in ALLO. The Company recognized income on its ALLO preferred membership interests of $6.0 million and $4.2 million during the three months ended June 30, 2025 and 2024, respectively, and $14.4 million and $6.6 million during the six months ended June 30, 2025 and 2024, respectively. The income statement activity from the Company's investment in ALLO is included in "other, net" in "other income (expense)" on the consolidated statements of income.
(e)    The Company has partial ownership in certain consumer, private education, and federally insured student loan securitizations, which are accounted for as held-to-maturity beneficial interest investments. As of the latest remittance reports filed by the various trusts prior to or as of June 30, 2025, the Company's ownership correlates to approximately $1.00 billion, $420 million, and $280 million of consumer, private education, and federally insured student loans, respectively, included in these securitizations. The Company recorded a $1.5 million and $5.0 million allowance for credit losses (and related provision expense) during the first and second quarters of 2025, respectively, on these investments. This expense is included in "impairment expense and provision for beneficial interests" on the consolidated statements of income.
(f)    The Company invests in solar tax equity investments through investment partnerships. Due to the management and control of each of these investment partnerships, such partnerships that invest in tax equity investments are consolidated on the Company’s consolidated financial statements, with the third-party co-investor’s portion being presented as noncontrolling interests. As of June 30, 2025, the Company has invested a total of $300.6 million and its third-party investors have invested $285.8 million in tax equity investments that remain outstanding in renewable energy solar partnerships that support the development and operations of solar projects. The carrying value of the Company’s investment in a solar project is reduced by tax credits earned when the solar project is placed in service. As of June 30, 2025, the Company and its third-party co-investors have earned $334.2 million and $290.7 million, respectively, of tax credits on those projects that remain outstanding. The solar investment negative carrying value on the consolidated balance sheet of $200.8 million as of June 30, 2025 represents the sum of total tax credits earned on solar projects placed in service through June 30, 2025 and the calculated HLBV cumulative net losses being larger than the total investment contributions made by the Company and its syndication partners on such projects. The solar investment negative carrying value as of June 30, 2025, excluding the portion owned by syndication partners that is reflected as "noncontrolling interests" on the consolidated balance sheet, was $97.7 million.
The Company accounts for its solar investments using the HLBV method of accounting. For the majority of the Company’s solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment. The following table presents (i) the Company's recognized HLBV losses and gains recognized from sales of certain investments at the end of the contractual agreement (typically five years), which include losses and gains attributable to third-party noncontrolling interest investors (syndication partners), included in “other, net” in "other income (expense)" on the consolidated statements of income, (ii) solar net losses and gains attributed to noncontrolling interest investors included in “net loss attributable to noncontrolling interests” on the consolidated statements of income, and (iii) the Company's recognized net gain excluding amounts attributed to noncontrolling interest investors (such amount reflecting the before tax net income impact of such solar tax equity investments to the Company):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Losses from HLBV accounting (gross)	$(6,463)	(6,818)	(9,079)	(4,038)
Gains from sales (gross)	4,961	4,208	8,033	4,208
(Losses) gains from solar investments, net	(1,502)	(2,610)	(1,046)	170
Less: (losses) gains attributable to noncontrolling members, net	(3,159)	8	(4,204)	(1,633)
Net gain (loss), excluding amounts attributed to noncontrolling interest investors	$1,657	(2,618)	3,158	1,803

The following table presents, by remaining contractual maturity, the amortized cost and fair value of debt securities as of June 30, 2025:

	As of June 30, 2025
	1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan	$—	204	2,520	125,489	128,213
FFELP loan and other debt securities - restricted	—	5,500	15,081	98,433	119,014
Private education loan	—	—	—	216,233	216,233
Other debt securities	—	4,819	12,281	27,517	44,617
Total Non-Nelnet Bank	—	10,523	29,882	467,672	508,077
Fair value	—	10,632	29,921	457,288	497,841
Nelnet Bank:
FFELP loan	51,575	13,304	27,983	141,576	234,438
Private education loan	—	—	14,210	1,040	15,250
Other debt securities	—	39,249	75,189	336,678	451,116
Total Nelnet Bank	51,575	52,553	117,382	479,294	700,804
Fair value	51,214	52,572	117,649	483,704	705,139
Total available-for-sale asset-backed securities at amortized cost	$51,575	63,076	147,264	946,966	1,208,881
Total available-for-sale asset-backed securities at fair value	$51,214	63,204	147,570	940,992	1,202,980
Held-to-maturity asset-backed securities
Nelnet Bank:
FFELP loan	$—	2,632	11,730	187,444	201,806
Private education loan	—	—	—	1,785	1,785
Total held-to-maturity asset-backed securities at amortized cost	$—	2,632	11,730	189,229	203,591
Total held-to-maturity asset-backed securities at fair value	$—	2,686	11,576	194,202	208,464
Beneficial interest in loan securitizations (a):
Amortized cost	$—	—	—	—	190,853
Fair value	$—	—	—	—	201,025
(a) The Company's beneficial interest in loan securitizations are not due at a single maturity date.
The following table summarizes the unrealized positions for held-to-maturity asset-backed securities investments and the beneficial interest in loan securitizations as of June 30, 2025:

	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Asset-backed securities	$203,591	5,523	(650)	208,464
Beneficial interest in loan securitizations	190,853	11,643	(1,471)	201,025

The following table presents securities classified as available-for-sale that have gross unrealized losses as of June 30, 2025 and the fair value of such securities as of June 30, 2025. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities in the table below have been evaluated to determine if a credit loss exists. As part of that assessment, the Company concluded it currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses.

	As of June 30, 2025
	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan	$(245)	9,992	(2,811)	45,914	(3,056)	55,906
FFELP loan and other debt securities - restricted	(129)	21,535	(321)	8,014	(450)	29,549
Private education loan	—	—	(16,339)	175,268	(16,339)	175,268
Other debt securities	(15)	1,985	—	—	(15)	1,985
Total Non-Nelnet Bank	(389)	33,512	(19,471)	229,196	(19,860)	262,708
Nelnet Bank:
FFELP loan	(481)	58,186	(233)	16,216	(714)	74,402
Private education loan	(1)	14,208	—	—	(1)	14,208
Other debt securities	(975)	169,486	(1,146)	13,778	(2,121)	183,264
Total Nelnet Bank	(1,457)	241,880	(1,379)	29,994	(2,836)	271,874
Total available-for-sale asset-backed securities	$(1,846)	275,392	(20,850)	259,190	(22,696)	534,582
The following table summarizes the gross proceeds received and gross realized gains and losses related to sales of available-for-sale asset-backed securities:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Gross proceeds from sales	$34,828	113,173	109,609	266,547

Gross realized gains	$622	1,516	1,555	2,571
Gross realized losses	(27)	(463)	(478)	(966)
Net gains	$595	1,053	1,077	1,605

7. Intangible Assets
Intangible assets consisted of the following:

	Weighted average remaining useful life as of June 30, 2025 (months)
		As of	As of
		June 30, 2025	December 31, 2024
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $55,723 and $54,644, respectively)	92	$32,121	34,960
Trade name (net of accumulated amortization of $244 and $205, respectively)	82	526	565
Computer software (net of accumulated amortization of $1,089 and $917, respectively)	22	631	803
Total amortizable intangible assets, net	90	$33,278	36,328
The Company recorded amortization expense on its intangible assets of $1.5 million and $2.1 million for the three months ended June 30, 2025 and 2024, respectively, and $3.1 million and $4.3 million during the six months ended June 30, 2025 and 2024, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of June 30, 2025, the Company estimates it will record amortization expense as follows:

2025 (July 1 - December 31)	$3,049
2026	6,012
2027	5,714
2028	5,354
2029	4,008
2030 and thereafter	9,141
$33,278
8. Goodwill
The following table presents the carrying amount of goodwill as of June 30, 2025 and December 31, 2024 by reportable operating segment:

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

			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Total
	Three months ended June 30, 2025
Investments - beneficial interest in loan securitizations (a)	$—	—	4,977	—	—	—	4,977
Leases, buildings, and associated improvements (b)	—	—	—	—	—	3,269	3,269
Property and equipment - solar facilities (c)	—	—	—	—	—	1,902	1,902
Investments - venture capital	—	—	—	—	—	140	140
	$—	—	4,977	—	—	5,311	10,288
	Three months ended June 30, 2024
Investments - beneficial interest in loan securitizations (a)	$—	—	5,911	—	—	—	5,911
Property and equipment - solar facilities (c)	—	—	—	—	—	1,170	1,170
Other assets - solar inventory (c)	—	—	—	—	—	695	695
	$—	—	5,911	—	—	1,865	7,776

	Six months ended June 30, 2025
Investments - beneficial interest in loan securitizations (a)	$—	—	6,487	—	—	—	6,487
Leases, buildings, and associated improvements (b)	—	—	—	—	81	3,269	3,350
Property and equipment - solar facilities (c)	—	—	—	—	—	1,902	1,902
Investments - venture capital	—	—	—	—	—	140	140
	$—	—	6,487	—	81	5,311	11,879
	Six months ended June 30, 2024
Investments - beneficial interest in loan securitizations (a)	$—	—	5,911	—	—	—	5,911
Property and equipment - solar facilities (c)	—	—	—	—	—	1,170	1,170
Other assets - solar inventory (c)	—	—	—	—	—	695	695
Investments - venture capital	—	—	—	—	—	37	37
	$—	—	5,911	—	—	1,902	7,813
(a)     The Company recorded a non-cash allowance for credit losses (and related provision expense) related to the Company's beneficial interest in certain loan securitizations due primarily to an increase in cumulative loss expectations. See note 6 for additional information.
(b)    The Company recorded non-cash impairment charges related to operating lease assets and associated leasehold improvements as a result of the Company consolidating office space.
(c)    In the second quarter of 2025, the Company received notification of a customer contract cancellation. As a result, the Company recorded an impairment charge related to construction in progress for a solar facility.
In April 2024, the Company announced a change in its solar engineering, procurement, and construction (EPC) operations to focus exclusively on the commercial solar market and discontinued its residential solar operations. As a result, the Company recognized non-cash impairment charges on certain solar facilities and inventory related to the residential solar operations.

10.  Bank Deposits
The following table summarizes Nelnet Bank’s interest-bearing deposits, excluding intercompany deposits:

	As of	As of
	June 30, 2025	December 31, 2024
Retail and other savings	$1,092,175	916,475
Brokered CDs, net of brokered deposit fees	269,058	247,872
Retail and other CDs, net of issuance fees	20,809	21,784
Total interest-bearing deposits	$1,382,042	1,186,131
As of June 30, 2025 and December 31, 2024, Nelnet Bank had intercompany deposits from Nelnet, Inc. and its subsidiaries totaling $149.9 million and $68.5 million, respectively, including a $40.0 million pledged deposit from Nelnet, Inc. as required under a Capital and Liquidity Maintenance Agreement with the FDIC. All intercompany deposits held at Nelnet Bank are eliminated for consolidated financial reporting purposes.
The following table presents certificates of deposit remaining maturities as of June 30, 2025:

One year or less	$149,010
After one year to two years	74,863
After two years to three years	454
After three years to four years	42,910
After four years to five years	1,579
After five years	21,051
Total	$289,867
Retail and other savings deposits included deposits from Educational 529 College Savings and Health Savings plans, retirement savings plans, Short Term Federal Investment Trust (STFIT), and FDIC sweep deposits. These deposits are large interest-bearing omnibus accounts structured to allow FDIC insurance to flow through to underlying individual depositors. Deposits that exceeded the FDIC insurance limits as of June 30, 2025 were $44.3 million, the majority of which were intercompany deposits from Nelnet, Inc. and its subsidiaries. Union Bank, a related party, is the program manager for certain of the Educational 529 College Savings plans and trustee for the STFIT.

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

	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
	Three months ended June 30,
	2025			2024
Numerator:
Net income attributable to Nelnet, Inc.	$178,170	3,289	181,459	44,239	852	45,091
Denominator:
Weighted-average common shares outstanding - basic and diluted	35,824,313	661,292	36,485,605	35,835,387	690,095	36,525,482
Earnings per share - basic and diluted	$4.97	4.97	4.97	1.23	1.23	1.23

	Six months ended June 30,
	2025			2024
Numerator:
Net income attributable to Nelnet, Inc.	$259,158	4,860	264,018	116,178	2,320	118,498
Denominator:
Weighted-average common shares outstanding - basic and diluted	35,810,499	671,536	36,482,035	36,119,876	721,351	36,841,227
Earnings per share - basic and diluted	$7.24	7.24	7.24	3.22	3.22	3.22

12.  Segment Reporting
See note 16 of the notes to consolidated financial statements included in the 2024 Annual Report for a description of the Company's operating segments. The following tables present the results of each of the Company's reportable operating segments reconciled to the consolidated financial statements:

	Three months ended June 30, 2025
	Reportable Segments					Reconciling Items
	Loan Servicing and Systems (LSS)	Education Technology Services and Payments (ETSP)	Asset Generation and Management	Nelnet Bank	Total Reportable Segments	NFS Other Operating Segments	Corporate and Other Activities	Eliminations/ Reclassifications	Total
Interest income:
Loan interest	$—	—	157,300	14,804	172,104	—	—	—	172,104
Investment interest	624	5,417	12,641	13,934	32,616	8,870	2,661	(3,963)	40,185
Total interest income	624	5,417	169,941	28,738	204,720	8,870	2,661	(3,963)	212,289
Interest expense	—	—	120,066	14,672	134,738	1,428	651	(3,963)	132,854
Net interest income	624	5,417	49,875	14,066	69,982	7,442	2,010	—	79,435
Less provision (negative provision) for loan losses	—	—	11,133	6,797	17,930	—	—	—	17,930
Net interest income after provision for loan losses	624	5,417	38,742	7,269	52,052	7,442	2,010	—	61,505
Other income (expense):
LSS revenue	120,724	—	—	—	120,724	—	—	—	120,724
Intersegment revenue	5,603	65	—	—	5,668	—	—	(5,668)	—
ETSP revenue	—	118,184	—	—	118,184	—	—	—	118,184
Reinsurance premiums earned	—	—	—	—	—	26,112	—	—	26,112
Solar construction revenue	—	—	—	—	—	—	1,259	—	1,259
Other, net	113	—	7,507	392	8,012	5,265	9,603	96	22,976
Gain (loss) on sale of loans, net	—	—	—	—	—	—	—	—	—
Gain on partial redemption of ALLO investment	—	—	—	—	—	—	175,044	—	175,044
Derivative settlements, net	—	—	581	163	744	—	—	—	744
Derivative market value adjustments, net	—	—	(2,165)	(1,701)	(3,866)	—	—	—	(3,866)
Total other income (expense), net	126,440	118,249	5,923	(1,146)	249,466	31,377	185,906	(5,572)	461,177
Cost of services and expenses:
Total cost of services	1,845	39,844	—	—	41,689	—	14,050	—	55,739
Salaries and benefits	65,549	41,598	1,469	2,791	111,407	539	22,784	(30)	134,699
Depreciation and amortization	1,821	2,505	—	352	4,678	—	2,946	—	7,624
Reinsurance losses and underwriting expenses	—	—	—	—	—	25,662	—	—	25,662
Postage expense	9,551				9,551			(9,551)	—
Servicing fees			7,102	824	7,926			(7,926)	—
Other expenses (a)	11,099	9,904	2,464	1,969	25,436	2,206	11,695	11,969	51,306
Intersegment expenses, net	17,240	6,273	1,260	652	25,425	321	(25,616)	(130)	—
Total operating expenses	105,260	60,280	12,295	6,588	184,423	28,728	11,809	(5,668)	219,291
Impairment expense and provision for beneficial interests	—	—	4,977	—	4,977	—	5,311	—	10,288
Total expenses	107,105	100,124	17,272	6,588	231,089	28,728	31,170	(5,668)	285,318
Income (loss) before income taxes	19,959	23,542	27,393	(465)	70,429	10,091	156,746	96	237,364
Income tax (expense) benefit	(4,790)	(5,650)	(6,569)	101	(16,908)	(2,395)	(40,207)	—	(59,510)
Net income (loss)	15,169	17,892	20,824	(364)	53,521	7,696	116,539	96	177,854
Net (income) loss attributable to noncontrolling interests	—	—	(23)	—	(23)	(114)	3,838	(96)	3,605
Net income (loss) attributable to Nelnet, Inc.	$15,169	17,892	20,801	(364)	53,498	7,582	120,377	—	181,459

Total assets as of June 30, 2025	$168,435	533,317	10,036,454	1,767,193	12,505,399	1,077,523	541,471	(413,305)	13,711,088
(a)    Other expenses for each reportable segment includes:
LSS - communications, professional fees, collection costs, software, and computer services and subscriptions.
ETSP - advertising, professional fees, analysis fees, computer services and subscriptions, and travel.
AGM - trustee fees and professional fees.
Nelnet Bank - marketing, consulting and professional fees, collection costs, software, FDIC insurance, and management fee expense.

	Three months ended June 30, 2024
	Reportable Segments					Reconciling Items
	Loan Servicing and Systems (LSS)	Education Technology Services and Payments (ETSP)	Asset Generation and Management	Nelnet Bank	Total Reportable Segments	NFS Other Operating Segments	Corporate and Other Activities	Eliminations/ Reclassifications	Total
Interest income:
Loan interest	$—	—	193,707	8,422	202,129	—	—	—	202,129
Investment interest	1,258	5,715	13,709	10,811	31,493	15,880	2,646	(9,282)	40,737
Total interest income	1,258	5,715	207,416	19,233	233,622	15,880	2,646	(9,282)	242,866
Interest expense	—	—	171,632	10,769	182,401	2,606	733	(9,282)	176,459
Net interest income	1,258	5,715	35,784	8,464	51,221	13,274	1,913	—	66,407
Less provision (negative provision) for loan losses	—	—	(4,225)	7,836	3,611	—	—	—	3,611
Net interest income after provision for loan losses	1,258	5,715	40,009	628	47,610	13,274	1,913	—	62,796
Other income (expense):
LSS revenue	109,052	—	—	—	109,052	—	—	—	109,052
Intersegment revenue	6,106	56	—	—	6,162	—	—	(6,162)	—
ETSP revenue	—	116,909	—	—	116,909	—	—	—	116,909
Reinsurance premiums earned	—	—	—	—	—	14,851	—	—	14,851
Solar construction revenue	—	—	—	—	—	—	9,694	—	9,694
Other, net	685	—	1,337	775	2,797	851	10,372	—	14,020
Gain (loss) on sale of loans, net	—	—	(1,438)	—	(1,438)	—	—	—	(1,438)
Gain on partial redemption of ALLO investment	—	—	—	—	—	—	—	—	—
Derivative settlements, net	—	—	1,442	207	1,649	—	—	—	1,649
Derivative market value adjustments, net	—	—	936	597	1,533	—	—	—	1,533
Total other income (expense), net	115,843	116,965	2,277	1,579	236,664	15,702	20,066	(6,162)	266,270
Cost of services and expenses:
Total cost of services	196	40,222	—	—	40,418	—	8,072	—	48,490
Salaries and benefits	70,631	40,736	1,113	2,798	115,278	374	24,786	(804)	139,634
Depreciation and amortization	5,342	2,712	—	341	8,395	—	6,748	—	15,142
Reinsurance losses and underwriting expenses	—	—	—	—	—	10,988	—	—	10,988
Postage expense	9,277				9,277			(9,277)	—
Servicing fees			8,541	193	8,734			(8,734)	—
Other expenses (a)	11,188	8,600	1,139	2,002	22,929	841	12,842	11,996	48,608
Intersegment expenses, net	18,224	4,811	1,272	591	24,898	248	(25,803)	657	—
Total operating expenses	114,662	56,859	12,065	5,925	189,511	12,451	18,573	(6,162)	214,372
Impairment expense and provision for beneficial interests	—	—	5,911	—	5,911	—	1,865	—	7,776
Total expenses	114,858	97,081	17,976	5,925	235,840	12,451	28,510	(6,162)	270,638
Income (loss) before income taxes	2,243	25,599	24,310	(3,718)	48,434	16,525	(6,531)	—	58,428
Income tax (expense) benefit	(538)	(6,150)	(5,835)	916	(11,607)	(3,935)	788	—	(14,753)
Net income (loss)	1,705	19,449	18,475	(2,802)	36,827	12,590	(5,743)	—	43,675
Net (income) loss attributable to noncontrolling interests	—	29	—	—	29	(129)	1,516	—	1,416
Net income (loss) attributable to Nelnet, Inc.	$1,705	19,478	18,475	(2,802)	36,856	12,461	(4,227)	—	45,091

Total assets as of June 30, 2024	$264,381	478,077	11,315,210	1,185,302	13,242,970	1,038,068	778,549	(558,394)	14,501,193
(a)    Other expenses for each reportable segment includes:
LSS - communications, professional fees, software, and computer services and subscriptions.
ETSP - advertising, professional fees, analysis fees, computer services and subscriptions, travel, and provision for losses.
AGM - trustee fees and professional fees.
Nelnet Bank - marketing, consulting and professional fees, software, FDIC insurance, and management fee expense.

	Six months ended June 30, 2025
	Reportable Segments					Reconciling Items
	Loan Servicing and Systems (LSS)	Education Technology Services and Payments (ETSP)	Asset Generation and Management	Nelnet Bank	Total Reportable Segments	NFS Other Operating Segments	Corporate and Other Activities	Eliminations/ Reclassifications	Total
Interest income:
Loan interest	$—	—	311,768	26,775	338,543	—	—	—	338,543
Investment interest	1,345	12,356	25,411	26,430	65,542	17,690	4,973	(6,632)	81,574
Total interest income	1,345	12,356	337,179	53,205	404,085	17,690	4,973	(6,632)	420,117
Interest expense	—	—	234,369	26,749	261,118	2,198	1,284	(6,632)	257,968
Net interest income	1,345	12,356	102,810	26,456	142,967	15,492	3,689	—	162,149
Less provision (negative provision) for loan losses	—	—	24,144	9,123	33,267	—	—	—	33,267
Net interest income after provision for loan losses	1,345	12,356	78,666	17,333	109,700	15,492	3,689	—	128,882
Other income (expense):
LSS revenue	241,465	—	—	—	241,465	—	—	—	241,465
Intersegment revenue	11,287	129	—	—	11,416	—	—	(11,416)	—
ETSP revenue	—	265,515	—	—	265,515	—	—	—	265,515
Reinsurance premiums earned	—	—	—	—	—	50,799	—	—	50,799
Solar construction revenue	—	—	—	—	—	—	5,254	—	5,254
Other, net	225	—	11,502	534	12,261	6,376	27,840	193	46,670
Gain (loss) on sale of loans, net	—	—	909	—	909	—	—	—	909
Gain on partial redemption of ALLO investment	—	—	—	—	—	—	175,044	—	175,044
Derivative settlements, net	—	—	1,162	327	1,489	—	—	—	1,489
Derivative market value adjustments, net	—	—	(5,961)	(4,229)	(10,190)	—	—	—	(10,190)
Total other income (expense), net	252,977	265,644	7,612	(3,368)	522,865	57,175	208,138	(11,223)	776,955
Cost of services and expenses:
Total cost of services	3,478	87,891	—	—	91,369	—	21,878	—	113,247
Salaries and benefits	135,123	83,339	2,690	5,607	226,759	1,017	45,279	(134)	272,922
Depreciation and amortization	4,474	4,936	—	691	10,101	—	6,778	—	16,879
Reinsurance losses and underwriting expenses	—	—	—	—	—	47,874	—	—	47,874
Postage expense	17,127				17,127			(17,127)	—
Servicing fees			14,013	1,491	15,504			(15,504)	—
Other expenses (a)	21,931	18,952	3,352	3,327	47,562	2,978	27,281	21,711	99,532
Intersegment expenses, net	33,718	11,877	2,510	1,362	49,467	565	(49,670)	(362)	—
Total operating expenses	212,373	119,104	22,565	12,478	366,520	52,434	29,668	(11,416)	437,207
Impairment expense and provision for beneficial interests	—	—	6,487	—	6,487	81	5,311	—	11,879
Total expenses	215,851	206,995	29,052	12,478	464,376	52,515	56,857	(11,416)	562,333
Income (loss) before income taxes	38,471	71,005	57,226	1,487	168,189	20,152	154,970	193	343,504
Income tax (expense) benefit	(9,233)	(17,052)	(13,725)	(333)	(40,343)	(4,779)	(39,398)	—	(84,521)
Net income (loss)	29,238	53,953	43,501	1,154	127,846	15,373	115,572	193	258,983
Net (income) loss attributable to noncontrolling interests	—	45	(40)	—	5	(238)	5,461	(193)	5,035
Net income (loss) attributable to Nelnet, Inc.	$29,238	53,998	43,461	1,154	127,851	15,135	121,033	—	264,018

Total assets as of June 30, 2025	$168,435	533,317	10,036,454	1,767,193	12,505,399	1,077,523	541,471	(413,305)	13,711,088
(a)    Other expenses for each reportable segment includes:
LSS - communications, professional fees, collection costs, software, and computer services and subscriptions.
ETSP - advertising, professional fees, analysis fees, computer services and subscriptions, and travel.
AGM - trustee fees and professional fees.
Nelnet Bank - marketing, consulting and professional fees, collection costs, software, FDIC insurance, and management fee expense.

	Six months ended June 30, 2024
	Reportable Segments					Reconciling Items
	Loan Servicing and Systems (LSS)	Education Technology Services and Payments (ETSP)	Asset Generation and Management	Nelnet Bank	Total Reportable Segments	NFS Other Operating Segments	Corporate and Other Activities	Eliminations/ Reclassifications	Total
Interest income:
Loan interest	$—	—	403,335	15,518	418,853	—	—	—	418,853
Investment interest	3,152	13,580	35,544	20,779	73,055	31,495	6,461	(18,197)	92,814
Total interest income	3,152	13,580	438,879	36,297	491,908	31,495	6,461	(18,197)	511,667
Interest expense	—	—	362,537	20,266	382,803	5,024	1,409	(18,197)	371,039
Net interest income	3,152	13,580	76,342	16,031	109,105	26,471	5,052	—	140,628
Less provision (negative provision) for loan losses	—	—	2,230	12,210	14,440	—	—	—	14,440
Net interest income after provision for loan losses	3,152	13,580	74,112	3,821	94,665	26,471	5,052	—	126,188
Other income (expense):
LSS revenue	236,252	—	—	—	236,252	—	—	—	236,252
Intersegment revenue	12,991	106	—	—	13,097	—	—	(13,097)	—
ETSP revenue	—	260,449	—	—	260,449	—	—	—	260,449
Reinsurance premiums earned	—	—	—	—	—	27,631	—	—	27,631
Solar construction revenue	—	—	—	—	—	—	23,420	—	23,420
Other, net	1,395	—	6,321	1,150	8,866	1,013	8,224	—	18,103
Gain (loss) on sale of loans, net	—	—	(1,579)	—	(1,579)	—	—	—	(1,579)
Gain on partial redemption of ALLO investment	—	—	—	—	—	—	—	—	—
Derivative settlements, net	—	—	2,997	409	3,406	—	—	—	3,406
Derivative market value adjustments, net	—	—	6,642	2,855	9,497	—	—	—	9,497
Total other income (expense), net	250,638	260,555	14,381	4,414	529,988	28,644	31,644	(13,097)	577,179
Cost of services and expenses:
Total cost of services	196	88,832	—	—	89,028	—	22,300	—	111,328
Salaries and benefits	147,353	80,903	2,308	5,518	236,082	732	48,307	(1,611)	283,509
Depreciation and amortization	10,450	5,395	—	601	16,446	—	15,464	—	31,911
Reinsurance losses and underwriting expenses	—	—	—	—	—	22,305	—	—	22,305
Postage expense	19,883				19,883			(19,883)	—
Servicing fees			17,492	426	17,918			(17,918)	—
Other expenses (a)	20,119	16,158	2,246	3,113	41,636	1,327	26,243	24,928	94,136
Intersegment expenses, net	37,555	9,612	2,481	1,148	50,796	465	(52,648)	1,387	—
Total operating expenses	235,360	112,068	24,527	10,806	382,761	24,829	37,366	(13,097)	431,861
Impairment expense and provision for beneficial interests	—	—	5,911	—	5,911	—	1,902	—	7,813
Total expenses	235,556	200,900	30,438	10,806	477,700	24,829	61,568	(13,097)	551,002
Income (loss) before income taxes	18,234	73,235	58,055	(2,571)	146,953	30,286	(24,872)	—	152,365
Income tax (expense) benefit	(4,376)	(17,585)	(13,933)	657	(35,237)	(7,209)	4,511	—	(37,936)
Net income (loss)	13,858	55,650	44,122	(1,914)	111,716	23,077	(20,361)	—	114,429
Net (income) loss attributable to noncontrolling interests	—	46	—	—	46	(249)	4,272	—	4,069
Net income (loss) attributable to Nelnet, Inc.	$13,858	55,696	44,122	(1,914)	111,762	22,828	(16,089)	—	118,498

Total assets as of June 30, 2024	$264,381	478,077	11,315,210	1,185,302	13,242,970	1,038,068	778,549	(558,394)	14,501,193
(a)    Other expenses for each reportable segment includes:
LSS - communications, professional fees, software, and computer services and subscriptions.
ETSP - advertising, professional fees, analysis fees, computer services and subscriptions, travel, and provision for losses.
AGM - trustee fees and professional fees.
Nelnet Bank - marketing, consulting and professional fees, software, computer services and subscriptions, FDIC insurance, and management fee expense.

13. Disaggregated Revenue
The following tables present disaggregated revenue for the Company's fee-based operating segments:
Loan Servicing and Systems

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Government loan servicing	$85,737	87,014	173,100	192,490
Private education and consumer loan servicing	22,733	12,959	45,426	25,577
FFELP loan servicing	2,241	3,245	4,873	6,624
Software services	9,452	4,879	16,444	9,420
Outsourced services	561	955	1,622	2,141
Loan servicing and systems revenue	$120,724	109,052	241,465	236,252
Education Technology Services and Payments

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Tuition payment plan services	$36,013	34,164	76,085	73,043
Payment processing	37,515	34,326	89,051	82,113
Education technology services	44,481	47,205	100,177	103,227
Other	175	1,214	202	2,066
Education technology services and payments revenue	$118,184	116,909	265,515	260,449
Other Income (Expense)
The following table presents the components of "other, net" in "other income (expense)" on the consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Investment activity, net	$8,852	217	14,012	(1,082)
ALLO preferred return	5,985	4,160	14,400	6,569
Borrower late fee income	1,642	2,584	3,231	5,718
Investment advisory services (WRCM)	1,504	1,524	2,977	3,033
Administration/sponsor fee income	1,293	1,482	2,598	3,028
Loss from ALLO voting membership interest investment	—	—	—	(10,693)
(Loss) gain from solar investments, net	(1,502)	(2,610)	(1,046)	170
Other	5,202	6,663	10,498	11,360
Other, net	$22,976	14,020	46,670	18,103

14.  Reinsurance
The following table presents reinsurance premiums written and earned and loss reserves, commissions, and broker fees:

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Premiums written:
Assumed	$55,798	41,264	110,404	72,151
Ceded	(16,916)	(20,550)	(36,965)	(35,993)
Net premiums written	$38,882	20,714	73,439	36,158
Premiums earned:
Assumed	$44,079	29,889	91,803	55,393
Ceded	(17,967)	(15,038)	(41,004)	(27,762)
Net premiums earned	$26,112	14,851	50,799	27,631
Loss reserve, commissions, and broker fees:
Assumed	$45,100	21,675	87,741	44,517
Ceded	(19,438)	(10,687)	(39,867)	(22,212)
Reinsurance losses and underwriting expenses	$25,662	10,988	47,874	22,305
The Company’s loss reserve balance, net of amounts ceded to reinsurers, was $57.1 million and $33.1 million as of June 30, 2025 and December 31, 2024, respectively, which is included in "other liabilities" on the consolidated balance sheets.
15.  Major Customer
Government Loan Servicing
The Company earns loan servicing revenue from a servicing contract with the Department of Education (the "Department"). Revenue earned by the Company related to this contract was $85.7 million and $87.0 million for the three months ended June 30, 2025 and 2024, respectively, and $173.1 million and $192.5 million for the six months ended June 30, 2025 and 2024, respectively.
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
The USDS contract became effective in April 2023 and has a five-year base period, with 2 two-year and 1 one-year possible extensions. The Department's total loan servicing volume of existing borrowers was allocated by the Department to the Company and four other third-party servicers that were awarded a USDS contract. Servicing under the USDS contract went live on April 1, 2024 and the Company recognized revenue in accordance with this new contract beginning in the second quarter of 2024. The Company earned revenue for servicing borrowers under the legacy servicing contract with the Department through March 31, 2024. The Company earns less revenue from the Department on a per-borrower blended basis under the new USDS servicing contract as compared with the legacy servicing contract.

16.  Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	As of June 30, 2025			As of December 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
Asset-backed debt securities - available-for-sale	$100	1,202,880	1,202,980	100	1,085,726	1,085,826
Equity securities	1,100	—	1,100	455	—	455
Equity securities measured at net asset value (a)			82,649			74,039
Total investments	1,200	1,202,880	1,286,729	555	1,085,726	1,160,320
Derivative instruments	—	402	402	—	3,232	3,232
Total assets	$1,200	1,203,282	1,287,131	555	1,088,958	1,163,552
Liabilities:
Derivative instruments	$—	2,077	2,077	—	53	53
Total liabilities	$—	2,077	2,077	—	53	53
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

	As of June 30, 2025
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$9,990,823	9,594,556	—	—	9,990,823
Accrued loan interest receivable	560,927	560,927	—	560,927	—
Cash and cash equivalents	225,753	225,753	225,753	—	—
Investments at fair value	1,286,729	1,286,729	1,200	1,202,880	—
Investments - held-to-maturity asset-backed securities	208,464	203,591	—	208,464	—
Notes receivable	54,603	54,603	—	54,603	—
Beneficial interest in loan securitizations	201,025	190,853	—	—	201,025
Restricted cash	317,958	317,958	317,958	—	—
Restricted cash – due to customers	258,065	258,065	258,065	—	—
Derivative instruments	402	402	—	402	—
Financial liabilities:
Bonds and notes payable	7,847,907	7,903,561	—	7,847,907	—
Accrued interest payable	19,296	19,296	—	19,296	—
Bank deposits	1,368,830	1,382,042	919,731	449,099	—
Due to customers	429,109	429,109	429,109	—	—
Derivative instruments	2,077	2,077	—	2,077	—

	As of December 31, 2024
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$10,008,165	9,443,461	—	—	10,008,165
Accrued loan interest receivable	549,283	549,283	—	549,283	—
Cash and cash equivalents	194,518	194,518	194,518	—	—
Investments at fair value	1,160,320	1,160,320	555	1,085,726	—
Investments - held-to-maturity asset-backed securities	216,164	210,774	—	216,164	—
Notes receivable	32,258	32,258	—	32,258	—
Beneficial interest in loan securitizations	229,510	213,809	—	—	229,510
Restricted cash	332,100	332,100	332,100	—	—
Restricted cash – due to customers	404,402	404,402	404,402	—	—
Derivative instruments	3,232	3,232	—	3,232	—
Financial liabilities:
Bonds and notes payable	8,343,565	8,309,797	—	8,343,565	—
Accrued interest payable	21,046	21,046	—	21,046	—
Bank deposits	1,172,707	1,186,131	744,721	427,986	—
Due to customers	478,469	478,469	478,469	—	—
Derivative instruments	53	53	—	53	—
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and six months ended June 30, 2025 and 2024. All dollars are in thousands, except per share amounts, unless otherwise noted.)
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
The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” sections of the 2024 Annual Report and this report and include such risks and uncertainties as:
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
•risks related to the Company's solar tax equity investments and solar construction business, including risks of not being able to realize tax credits which remain subject to recapture by taxing authorities and risks from the impact of the enactment of the One Big Beautiful Bill that accelerates the expiration and phase out of solar energy credits;
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

OVERVIEW
The Company is a diversified hybrid holding company with primary businesses being consumer lending, loan servicing, payments, and technology – with many of these businesses serving customers in the education space. The largest operating businesses engage in loan servicing, and education technology services and payments. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes and manages investments to further diversify both within and outside of its historical core education-related businesses including, but not limited to, investments in a fiber communications company (ALLO), early-stage and emerging growth companies (venture capital investments), real estate, reinsurance, and renewable energy (solar). In the Nelnet Financial Services division, which includes Nelnet Bank, the Company is also actively expanding its private education, consumer, and other loan portfolios.
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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
GAAP net income attributable to Nelnet, Inc.	$181,459	45,091	264,018	118,498
Realized and unrealized derivative market value adjustments (a)	3,866	(1,533)	10,190	(9,497)
Tax effect (b)	(928)	368	(2,446)	2,279
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$184,397	43,926	271,762	111,280
Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$4.97	1.23	7.24	3.22
Realized and unrealized derivative market value adjustments (a)	0.11	(0.04)	0.28	(0.26)
Tax effect (b)	(0.03)	0.01	(0.07)	0.06
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$5.05	1.20	7.45	3.02
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
The accounting for derivatives requires that changes in the fair value of derivative instruments be recognized currently in earnings, with no fair value adjustment of the hedged item, unless specific hedge accounting criteria are met. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective; however, the majority of the Company’s derivative instruments do not qualify for hedge accounting in the consolidated financial statements. As a result, the change in fair value for the derivative instruments that do not qualify for hedge accounting is reported in current period earnings with no consideration for the corresponding change in fair value of the hedged item. Under GAAP, the cumulative net realized and unrealized gain or loss caused by changes in fair values of derivatives in which the Company plans to hold to maturity will equal zero over the life of the contract. However, the net realized and unrealized gain or loss during any given reporting period fluctuates significantly from period to period.
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

Recent Development - Partial Redemption of ALLO Investment
Nelnet had both voting and preferred membership interest investments in ALLO. On June 4, 2025, Nelnet redeemed a portion of its voting membership interests in ALLO and all its outstanding preferred membership interests, including the preferred return accrued on such membership interests through June 3, 2025. The Company received cash proceeds of $410.9 million from ALLO and recognized a pre-tax gain of $175.0 million as a result of this transaction. See note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information about this transaction.
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
Other business activities and operating segments that are not reportable and not part of the NFS division are combined and included in Corporate and Other Activities ("Corporate"). Corporate also includes interest income earned on cash balances held at the corporate level and interest expense incurred on unsecured corporate related debt transactions, certain investment activities including its investment in ALLO, early-stage and emerging growth companies (venture capital investments), solar tax equity investments, the operating results of the Company's solar engineering, procurement, and construction business, and certain shared service activities that are allocated to each operating segment based on estimated use of such activities and services. In addition, Corporate includes corporate costs and overhead functions not allocated to operating segments, including executive management, investments in innovation, and other holding company organizational costs.
The information below presents the operating results (net income (loss) before taxes) for each of the Company's reportable and certain other operating segments reconciled to the consolidated financial statements for the three and six months ended June 30, 2025 and 2024. See "Results of Operations" for additional detail regarding each reportable operating segment, the NFS operating segments, and Corporate and Other Activities under this Item 2.

	Three months ended June 30,		Six months ended June 30,		Certain Items Impacting Comparability (All dollar amounts below are pre-tax)
	2025	2024	2025	2024
NDS	$19,959	2,243	38,471	18,234
•An increase in before tax operating margin due to an increase in private education and consumer loan servicing volume and a decrease in total expenses obtained through cost-saving measures. This was partially offset for the six months ended June 30, 2025 compared with the same period in 2024 due to lower revenue earned on a per-borrower blended basis under the new government servicing contract (which the Company recognized revenue under beginning April 1, 2024) as compared with the legacy government contract.

NBS	23,542	25,599	71,005	73,235
•ETSP revenue increased to $118.2 million and $265.5 million for the three and six months ended June 30, 2025 compared with $116.9 million and $260.4 million for the same periods in 2024. However, NBS experienced a decrease in before tax operating margin due to a decrease in FACTS education services revenue and an increase in operating expenses to support the growth in the customer base and investments in the development of new technologies. Net income and before tax operating margin will continue to be impacted by these items throughout 2025 compared with 2024.

Nelnet Financial Services division:
AGM	27,393	24,310	57,226	58,055
•The recognition of $11.1 million in provision for loan losses and $4.2 million in negative provision for loan losses for the three months ended June 30, 2025 and 2024, respectively, and $24.1 million and $2.2 million in provision for loan losses for the six months ended June 30, 2025 and 2024, respectively. Increase was due to an increase of loan acquisitions in the first half of 2025.
•A decrease of $1.1 million and $10.1 million in investment interest income for the three and six months ended June 30, 2025 compared with the same periods in 2024 due to a decrease of interest earned on restricted cash driven by lower balances and a decrease in interest rates, which, for the three month period, was partially offset by an increase of interest income from beneficial interest investments.
•A net loss of $2.2 million compared to net income of $0.9 million, and a net loss of $6.0 million compared to net income of $6.6 million, for the three and six months ended June 30, 2025 and 2024, respectively, related to changes in the fair values of derivative instruments that do not qualify for hedge accounting.
•An increase in net loan interest income of $10.1 million and $26.6 million for the three and six months ended June 30, 2025 compared with the same periods in 2024 due to an increase in loan spread driven by an increase in loans funded with operating cash (versus funded with debt), partially offset by a decrease in the average balance of loans.

Nelnet Bank	(465)	(3,718)	1,487	(2,571)
•An increase of $5.6 million and $10.4 million in net interest income for the three and six months ended June 30, 2025 compared with the same periods in 2024 due to an increase in the average balance of loans and investments and an increase in net interest margin.
•A net loss of $1.7 million compared to net income of $0.6 million, and a net loss of $4.2 million compared to net income of $2.9 million, for the three and six months ended June 30, 2025 and 2024, respectively, related to changes in the fair values of derivative instruments that do not qualify for hedge accounting.

NFS other operating segments	10,091	16,525	20,152	30,286
•Net interest income earned on investment debt securities (primarily student loan and other asset-backed securities) was $6.4 million and $13.2 million for the three and six months ended June 30, 2025, respectively, compared with $12.2 million and $24.4 million for the same periods in 2024. This decrease was due to a decrease in the average balance of investments outstanding and a decrease in interest rates.

Corporate:
Unallocated corporate costs	(11,923)	(9,056)	(21,911)	(19,101)	•During the second quarter 2025, the Company recognized a non-cash impairment charge of $3.3 million related to operating lease assets as a result of the Company consolidating office space.
Solar tax equity investments	(1,892)	(2,580)	(686)	(266)
•Includes operating results of the Company's tax equity investments in renewable energy solar partnerships. These results include results attributable to third-party noncontrolling interest investors. See note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.

Nelnet Renewable Energy - solar construction	(17,601)	(4,752)	(24,175)	(8,788)
•Includes the operating results of Nelnet Renewable Energy (NRE), the Company’s solar construction business that provides full-service engineering, procurement, and construction (EPC) services to commercial entities. Since the acquisition of GRNE Solar in 2022, NRE has incurred low and, in many cases, negative margins on legacy projects. The Company has a handful of remaining legacy construction contracts that it is obligated to complete, down from over 30 at the beginning of 2024. During the second quarter 2025, NRE recognized $12.9 million in contract loss reserves that represents NRE's estimate of costs it will incur to complete the remaining legacy contracts. In addition, uncertain economic conditions and legislation activity have impacted new construction projects being initiated which has adversely impacted and will continue to adversely impact revenue. See Part II, Item 1A "Risk Factors" of this report for additional information on the adverse impacts on NRE's business related to the enactment of the One Big Beautiful Bill.

ALLO investment	185,236	3,940	193,651	(4,653)
•The recognition of a $175.0 million gain in the three months ended June 30, 2025 on a partial redemption of the Company's investment in ALLO.
•The recognition of no loss in the six months ended June 30, 2025 compared with a loss of $10.7 million for the same period in 2024 related to the Company's ALLO voting membership interest investment. The loss recognized in the first quarter of 2024 reduced the Company's carrying value of its voting membership interest to $0. Absent additional equity contributions with respect to ALLO's voting membership interest, the Company will not recognize additional losses for its voting membership interest in ALLO.
•The recognition of income of $6.0 million and $14.4 million for the three and six months ended June 30, 2025 compared with $4.2 million and $6.6 million for the same periods in 2024 on the Company's preferred membership interests in ALLO. All preferred membership interests were redeemed as part of the second quarter 2025 redemption transaction; thus, no preferred return will be recognized in future periods.

Venture capital investments	1,340	3,417	5,560	2,711
•Includes operating results of the Company's venture capital investments. These investments may create volatility in earnings from recognizing results of certain equity method investees, periodic adjustment of certain fund investments to their respective fair value, and, when applicable, observable price changes on certain measurement alternative investments.

Other corporate activities	1,586	2,500	2,531	5,225
Eliminations/reclassifications	96	—	193	—
Net income before taxes	237,364	58,428	343,504	152,365
Income tax expense	(59,510)	(14,753)	(84,521)	(37,936)
Net loss attributable to noncontrolling interests	3,605	1,416	5,035	4,069	•The majority of noncontrolling interests represents losses attributed to noncontrolling membership interests related to the Company’s solar tax equity investments.
Net income	$181,459	45,091	264,018	118,498
CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's consolidated operating results for the three and six months ended June 30, 2025 compared with the same periods in 2024 is provided below.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024	Additional information
Loan interest	$172,104	202,129	338,543	418,853	Decrease was due to a decrease in the average balance of loans and gross yield earned on loans.
Investment interest	40,185	40,737	81,574	92,814	Includes income from unrestricted interest-earning deposits and investments, and restricted cash in asset-backed securitizations. Decrease was due to a decrease in interest earned on restricted cash in asset-backed securitizations due to lower balances and a decrease in interest rates. The decrease was partially offset for the three month period due to an increase in interest earned on the Company's partial ownership in loan securitizations that are accounted for as held-to-maturity beneficial interest investments.
Total interest income	212,289	242,866	420,117	511,667

Interest expense	132,854	176,459	257,968	371,039	Decrease was due to a decrease in the average balance of debt outstanding and decrease in cost of funds, partially offset by an increase in interest expense on a larger deposit balance at Nelnet Bank.
Net interest income	79,435	66,407	162,149	140,628
Less provision for loan losses	17,930	3,611	33,267	14,440
Represents the current period provision to reflect the lifetime expected credit losses related to the Company's loan portfolio. See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for the factors impacting provision for loan losses for the periods presented.

Net interest income after provision for loan losses	61,505	62,796	128,882	126,188
Other income (expense):
LSS revenue	120,724	109,052	241,465	236,252	See LSS operating segment - results of operations.
ETSP revenue	118,184	116,909	265,515	260,449	See ETSP operating segment - results of operations.
Reinsurance premiums earned	26,112	14,851	50,799	27,631	Represents premiums earned, net of ceded portion, from reinsurance treaties on property and casualty policies. Increase was primarily due to an increase in overall property volume and new business.
Solar construction revenue	1,259	9,694	5,254	23,420
Represents revenue earned from NRE providing solar EPC services. Uncertain economic conditions and legislation activity have impacted new construction projects being initiated which has adversely impacted and will continue to adversely impact revenue. See Part II, Item 1A "Risk Factors" of this report for additional information on the adverse impacts on NRE's business related to the enactment of the One Big Beautiful Bill.

Other, net	22,976	14,020	46,670	18,103	See table below for the components of "other, net."
Gain (loss) on sale of loans, net	—	(1,438)	909	(1,579)	The Company recognizes gains/losses from selling loans. See NFS division - results of operations - AGM operating segment.
Gain on partial redemption of ALLO investment	175,044	—	175,044	—
Represents a gain recognized from the partial redemption of the ALLO investment. See note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.

Derivative settlements, net	744	1,649	1,489	3,406
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See NFS division - results of operations - AGM and Nelnet Bank operating segments - for additional information.

Derivative market value adjustments, net	(3,866)	1,533	(10,190)	9,497
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

Total other income (expense), net	461,177	266,270	776,955	577,179
Cost of services and expenses:
Loan servicing contract fulfillment and acquisition costs	1,845	196	3,478	196
Represents primarily the amortization of previously capitalized contract fulfillment costs. The costs were pre-contract costs incurred to enhance the resources of the Company to satisfy future performance obligations.

Cost to provide education technology services and payments	39,844	40,222	87,891	88,832	Represents direct costs to provide payment processing and instructional services in ETSP. See ETSP operating segment - results of operations.
Cost to provide solar construction services	14,050	8,072	21,878	22,300
Represents direct costs related to NRE providing solar construction services. Since the acquisition of GRNE Solar, NRE has incurred low and, in many cases, negative margins on legacy projects. The Company has a handful of remaining legacy construction contracts it is obligated to complete, down from over 30 at the beginning of 2024. During the second quarter 2025, NRE recognized $12.9 million in contract loss reserves that represents NRE's estimate of costs it will incur to complete the remaining legacy contracts.

Total cost of services	55,739	48,490	113,247	111,328
Salaries and benefits	134,699	139,634	272,922	283,509
Decrease was primarily due to staff reductions announced in June 2024 in LSS after the completion of required servicing platform enhancements for the new government servicing contract and the transfer of direct loan servicing volume to one platform. These staff reductions took place during the second half of 2024.

Depreciation and amortization	7,624	15,142	16,879	31,911	Includes depreciation of property and equipment and the amortization of intangibles from prior business acquisitions. Decrease was primarily due to (i) reduction in depreciation as a result of prior year non-cash impairment charges recognized for lease, buildings, and associated improvements as the Company consolidated office space; and (ii) certain information technology activities moved to cloud computing and such expenses classified as other expenses.
Reinsurance losses and underwriting expenses	25,662	10,988	47,874	22,305	Represents case reserve, estimated loss reserve, and amortization of acquisition costs, which consist primarily of commissions and brokerage expenses, net of ceded portion, from reinsurance treaties on property and casualty policies. Increase was primarily due to an increase in overall property volume and new business.
Other expenses	51,306	48,608	99,532	94,136	Includes expenses such as postage and distribution, consulting and professional fees, servicing fees, marketing, travel, communications, and certain information technology-related costs.

Total operating expenses	219,291	214,372	437,207	431,861
Impairment expense and provision for beneficial interests	10,288	7,776	11,879	7,813
Represents the provision expense of recognized non-cash allowances for the Company's beneficial interest in certain loan securitizations due primarily to an increase in cumulative loss expectations and impairment expenses primarily related to operating lease assets. See note 9 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.

Total expenses	285,318	270,638	562,333	551,002
Income before income taxes	237,364	58,428	343,504	152,365
Income tax expense	59,510	14,753	84,521	37,936
The effective tax rate was 24.70% for the three months ended June 30, 2025 compared with 24.65% for the same period in 2024 and 24.25% for each of the six months ended June 30, 2025 and 2024, respectively. The Company expects its tax rate will range between 23% and 25% for the remainder of 2025.

Net income	177,854	43,675	258,983	114,429
Net loss attributable to noncontrolling interests	3,605	1,416	5,035	4,069	Represents the net income/loss attributable to the holders of noncontrolling membership interests. The majority is attributed to noncontrolling membership interests related to the Company's solar tax equity investments.
Net income attributable to Nelnet, Inc.	$181,459	45,091	264,018	118,498

Additional information:					See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP financial information.
Net income attributable to Nelnet, Inc.	$181,459	45,091	264,018	118,498
Derivative market value adjustments, net	3,866	(1,533)	10,190	(9,497)
Tax effect	(928)	368	(2,446)	2,279
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$184,397	43,926	271,762	111,280

The following table summarizes the components of "other, net" in "other income (expense)" on the consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024	Additional information
Investment activity, net (a)	$8,852	217	14,012	(1,082)	See note (b) below for additional information.
ALLO preferred return	5,985	4,160	14,400	6,569	See Corporate - results of operations.
Borrower late fee income	1,642	2,584	3,231	5,718	See NFS division - results of operations - AGM operating segment.
Investment advisory services (WRCM)	1,504	1,524	2,977	3,033	See NFS division - results of operations - NFS other operating segments.
Administration/sponsor fee income	1,293	1,482	2,598	3,028	See NFS division - results of operations - AGM operating segment.
Loss from ALLO voting membership interest investment	—	—	—	(10,693)	See Corporate - results of operations.
(Loss) gain from solar investments, net	(1,502)	(2,610)	(1,046)	170	See Corporate - results of operations and note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Other	5,202	6,663	10,498	11,360
Other, net	$22,976	14,020	46,670	18,103
(a)    The Company anticipates fluctuations in future periodic earnings resulting from investment purchases, sales, and valuation adjustments.
(b)    Investment activity by operating segment and investment type follows:

	Real Estate	Venture Capital and Funds	Equity / Bonds	Total	Real Estate	Venture Capital and Funds	Equity / Bonds	Total
	Three months ended June 30,
	2025				2024
NFS - AGM	$—	4,213	—	4,213	—	(2,700)	—	(2,700)
NFS - Nelnet Bank	—	(65)	149	84	—	(10)	756	746
NFS - Other Operating Segments	453	—	2,340	2,793	(1,832)	—	312	(1,520)
Corporate	—	1,762	—	1,762	—	3,691	—	3,691
	$453	5,910	2,489	8,852	(1,832)	981	1,068	217
	Six months ended June 30,
	2025				2024
NFS - AGM	$—	5,260	—	5,260	—	(2,378)	—	(2,378)
NFS - Nelnet Bank	—	(127)	435	308	—	(189)	1,285	1,096
NFS - Other Operating Segments	(1,190)	—	3,380	2,190	(3,626)	—	524	(3,102)
Corporate	—	6,254	—	6,254	—	3,302	—	3,302
	$(1,190)	11,387	3,815	14,012	(3,626)	735	1,809	(1,082)

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Servicing Volumes

	As of
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Servicing volume (dollars in millions):
Government	$465,689	482,786	489,877	492,142	489,298	495,409	494,691
FFELP	12,386	12,826	13,260	13,745	14,576	15,783	17,462
Private and consumer	38,018	46,728	29,226	20,666	19,876	21,015	20,493
Total	$516,093	542,340	532,363	526,553	523,750	532,207	532,646

Number of servicing borrowers:
Government	12,694,386	13,453,127	14,049,550	14,114,468	14,096,152	14,328,013	14,503,057
FFELP	502,205	524,421	549,861	574,979	610,745	656,814	725,866
Private and consumer	1,326,451	1,350,999	1,168,293	851,747	829,072	882,256	894,703
Total	14,523,042	15,328,547	15,767,704	15,541,194	15,535,969	15,867,083	16,123,626

Number of remote hosted borrowers:	2,056,358	1,427,800	842,200	662,075	133,681	65,295	70,580
Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024	Additional information
Interest income	$624	1,258	1,345	3,152
Represents interest income on cash balances primarily collected from borrower remittances that are subsequently disbursed to servicing customers (lenders). Decrease was due to a decrease in average balance of loan repayment funds held in custody for lenders and a decrease in interest rates.

Loan servicing and systems revenue	120,724	109,052	241,465	236,252	See table below for additional information.
Intersegment servicing revenue	5,603	6,106	11,287	12,991	Represents revenue earned by LSS from servicing loans for AGM and Nelnet Bank. Decrease was due to the continued amortization of AGM's FFELP portfolio. Intersegment servicing revenue will continue to decrease as AGM's FFELP portfolio pays off.
Other income	113	685	225	1,395	Represents revenue earned from providing administrative support services.
Total other income	126,440	115,843	252,977	250,638
Contract fulfillment and acquisition costs	1,845	196	3,478	196
Represents primarily the amortization of previously capitalized contract fulfillment costs. The costs were pre-contract costs incurred to enhance the resources of the Company to satisfy future performance obligations.

Salaries and benefits	65,549	70,631	135,123	147,353
Decrease was due to staff reductions announced in June 2024 after the completion of required servicing platform enhancements for the new government servicing contract and the transfer of direct loan servicing volume to one platform. These staff reductions took place during the second half of 2024.

Depreciation	1,821	5,342	4,474	10,450	Decrease was due to certain information technology activities moved to cloud computing and incurred at the corporate level and such costs are classified as other expenses and intercompany expenses, respectively.
Postage expense	9,551	9,277	17,127	19,883	Increase during the three months ended June 30, 2025 compared with the same period in 2024 was primarily due to an increase in consumer loan servicing volume from the conversion of Discover Financial Services and SoFi Lending Corp. during the fourth quarter of 2024 and first quarter of 2025 and higher postage rates. The decrease in the six months ended June 30, 2025 compared with the same period in 2024 was due to a non-recurring volume-based credit earned from the Company's mail provider and recognized in the first quarter of 2025.
Other expenses	11,099	11,188	21,931	20,119
The total of other expenses and intercompany expenses decreased due to moving to one platform in 2024 and continued focus on expense reductions. Intersegment expenses represents costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.

Intersegment expenses	17,240	18,224	33,718	37,555
Total operating expenses	105,260	114,662	212,373	235,360
Total expenses	107,105	114,858	215,851	235,556
Income before income taxes	19,959	2,243	38,471	18,234
Income tax expense	(4,790)	(538)	(9,233)	(4,376)	Represents income tax expense at an effective tax rate of 24%.
Net income	$15,169	1,705	29,238	13,858

Before tax operating margin	16.0%	1.9%	15.4%	7.3%
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
Before tax operating margin increased due to an increase in private education and consumer loan servicing volume and a decrease in total expenses obtained through cost-saving measures executed primarily in 2024. This was partially offset for the six months ended June 30, 2025 compared with the same period in 2024 due to lower revenue earned on a per-borrower blended basis under the new government servicing contract (which the Company recognized revenue under beginning April 1, 2024) as compared with the legacy government contract.

Loan servicing and systems revenue
The following table presents disaggregated revenue by service offering for each reporting period:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024	Additional information
Government loan servicing	$85,737	87,014	173,100	192,490	Represents revenue from the Company's servicing contract with the Department. Decrease was due to a decrease in the number of borrowers serviced, and for the six months ended June 30, 2025 compared to the same period in 2024 was also due to lower revenue earned on a per-borrower blended basis under the new government servicing contract (which the Company recognized revenue under beginning April 1, 2024) as compared with the legacy government contract. The Company expects the number of borrowers serviced under this contract will continue to decrease through the fourth quarter of 2025 as volume is transferred from the Company to its remote hosted servicing customer at the Department's direction to stand-up and establish the new servicer. In addition, volume is expected to decrease beginning in the fourth quarter of 2025 due to borrowers exiting the CARES forbearance period that have not made payments. These borrowers are expected to be transferred to the Debt Management and Collections System who is responsible for managing and facilitating the collection of defaulted federal student loans.
Private education and consumer loan servicing	22,733	12,959	45,426	25,577
Increase was due to an increase in loan servicing volume from the conversion of Discover Financial Services and SoFi Lending Corp. loan portfolios during the fourth quarter of 2024 and first quarter of 2025. Over time, revenue earned on the Discover Financial Services portfolio will decrease as borrowers pay off their loans.

FFELP loan servicing	2,241	3,245	4,873	6,624	Represents revenue from servicing third-party customers' FFELP portfolios. Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios pay off.
Software services	9,452	4,879	16,444	9,420
Represents revenue from providing remote hosted servicing software to certain Department and other servicers and providing diversified technology services. Increase was primarily due to the Company's recognition of revenue beginning in the second quarter of 2024 from a new remote hosted servicing customer awarded a USDS contract. The Company expects software services revenue to increase through the fourth quarter of 2025 as additional volume is transferred from the Company to this new remote hosted servicing customer at the Department's direction to stand-up and establish the new servicer.

Outsourced services	561	955	1,622	2,141	Represents revenue from providing contact center and back office operational outsourcing services.
Loan servicing and systems revenue	$120,724	109,052	241,465	236,252

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
Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024	Additional information
Interest income	$5,417	5,715	12,356	13,580	Represents interest income on tuition funds held in custody for schools. Decrease was due to a decrease in interest rates partially offset by higher balances.
Education technology services and payments revenue	118,184	116,909	265,515	260,449	See table below for additional information.
Intersegment revenue	65	56	129	106
Total other income	118,249	116,965	265,644	260,555
Cost of services	39,844	40,222	87,891	88,832	See table below for additional information.
Salaries and benefits	41,598	40,736	83,339	80,903	Increase was due to an increase in headcount to support the growth of the customer base and the investment in the development of new technologies.
Depreciation and amortization	2,505	2,712	4,936	5,395
Other expenses	9,904	8,600	18,952	16,158	Increase was due to an increase in professional fees and technology services.
Intersegment expenses, net	6,273	4,811	11,877	9,612	Represents costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	60,280	56,859	119,104	112,068
Total expenses	100,124	97,081	206,995	200,900
Income before income taxes	23,542	25,599	71,005	73,235
Income tax expense	(5,650)	(6,150)	(17,052)	(17,585)	Represents income tax expense at an effective tax rate of 24%.
Net income	17,892	19,449	53,953	55,650
Net loss attributable to noncontrolling interests	—	29	45	46	Amounts for noncontrolling interests reflect the net loss attributable to the holders of minority membership interests in NextGen. In April 2025, the Company acquired the remaining 20.0% of NextGen for $3.9 million.
Net income	$17,892	19,478	53,998	55,696	The Company expects net income to be impacted in 2025 compared with 2024 due to a decrease in contribution from FACTS education services as a result of the end of funding of the EANS program in 2024 as described in the revenue table below and an increase in operating expenses to support the growth in the customer base and investments in the development of new technologies.

Education technology services and payments revenue
The following table presents disaggregated revenue by service offering and before tax operating margin for each reporting period:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024	Additional information
Tuition payment plan services	$36,013	34,164	76,085	73,043	Increase was due to a higher number of payment plans in the K-12 and higher education markets for both new and existing customers.
Payment processing	37,515	34,326	89,051	82,113	Increase was due to an increase in payment volumes for both the K-12 and higher education markets due to new customers and an increase in volume from existing customers.
Education technology services	44,481	47,205	100,177	103,227
Decrease was due to a decrease in FACTS education services revenue which resulted from the winding down of economic aid provided to private schools in response to the COVID-19 pandemic. Instructional services revenue provided to private schools has been funded by the Emergency Assistance to Non-Public Schools (EANS) program. The EANS II program funding ended on September 30, 2024. Although schools still have allocated funds to spend, future instructional services revenue will be adversely impacted compared to recent historical results due to the EANS funding ending in 2024. Revenue earned under the EANS program was $0.1 million and $1.7 million for the three and six months ended June 30, 2025 compared with $8.8 million and $18.9 million for the same periods in 2024. This decrease was partially offset by an increase in revenue from the Company’s professional development services, financial aid management, enrollment services, and instructional services from non-EANS funding sources.

Other	175	1,214	202	2,066
Education technology services and payments revenue	118,184	116,909	265,515	260,449
Cost of services	39,844	40,222	87,891	88,832	Represents direct costs to provide payment processing revenue and such costs decrease/increase in relationship to payment volumes. Costs to provide instructional services are also a component of this expense and decrease/increase in relationship to instructional services revenues.
Net revenue	$78,340	76,687	177,624	171,617
GAAP before tax operating margin	30.0%	33.4%	40.0%	42.7%
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

Net interest income	(6.9)	(7.5)	(7.0)	(7.9)
Non-GAAP before tax operating margin, excluding net interest income	23.1%	25.9%	33.0%	34.8%

NELNET FINANCIAL SERVICES DIVISION - RESULTS OF OPERATIONS
Asset Generation and Management Operating Segment
Loan Portfolio
As of June 30, 2025, the AGM operating segment had an $8.9 billion loan portfolio, consisting primarily of federally insured loans. For a summary of the Company’s loan portfolio as of June 30, 2025 and December 31, 2024, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans in the AGM operating segment:

	FFELP	Private	Consumer and other	Total
	Three months ended June 30, 2025
Balance as of March 31, 2025	$8,670,284	208,507	381,215	9,260,006
Loan acquisitions	626	—	142,503	143,129
Repayments, claims, capitalized interest, participations, and other, net	(236,813)	(8,920)	(112,248)	(357,981)
Loans lost to external parties	(66,771)	(800)	—	(67,571)
Loans sold	(241)	—	—	(241)
Loans contributed to Nelnet Bank	—	(42,173)	—	(42,173)
Balance as of June 30, 2025	$8,367,085	156,614	411,470	8,935,169
	Three months ended June 30, 2024
Balance as of March 31, 2024	$10,383,052	261,582	155,308	10,799,942
Loan acquisitions	—	—	195,279	195,279
Repayments, claims, capitalized interest, participations, and other, net	(325,263)	(13,367)	(37,352)	(375,982)
Loans lost to external parties	(574,056)	(778)	—	(574,834)
Loans sold	—	—	(133,788)	(133,788)
Balance as of June 30, 2024	$9,483,733	247,437	179,447	9,910,617

	Six months ended June 30, 2025
Balance as of December 31, 2024	$8,388,564	221,744	345,560	8,955,868
Loan acquisitions	703,425	—	272,290	975,715
Repayments, claims, capitalized interest, participations, and other, net	(467,370)	(21,455)	(206,232)	(695,057)
Loans lost to external parties	(125,535)	(1,502)	—	(127,037)
Loans sold	(131,999)	—	(148)	(132,147)
Loans contributed to Nelnet Bank	—	(42,173)	—	(42,173)
Balance as of June 30, 2025	$8,367,085	156,614	411,470	8,935,169
	Six months ended June 30, 2024
Balance as of December 31, 2023	$11,686,207	277,320	85,935	12,049,462
Loan acquisitions	—	—	276,009	276,009
Repayments, claims, capitalized interest, participations, and other, net	(650,216)	(27,958)	(48,304)	(726,478)
Loans lost to external parties	(1,352,564)	(1,925)	—	(1,354,489)
Loans sold	(199,694)	—	(134,193)	(333,887)
Balance as of June 30, 2024	$9,483,733	247,437	179,447	9,910,617
The Company has partial ownership in certain consumer, private education, and federally insured student loan securitizations that are accounted for as held-to-maturity beneficial interest investments and included in "other investments and notes receivable, net" in the Company's consolidated financial statements. As of the latest remittance reports filed by the various trusts prior to or as of June 30, 2025, the Company’s ownership correlates to approximately $1.70 billion of loans included in these securitizations. The loans held in these securitizations are not included in the above table. Investment interest income earned by the Company from the beneficial interest in loan securitizations is included in "investment interest" on the Company's consolidated statements of income and is not a component of the Company's loan interest income.

Beginning in late 2021, the Company experienced accelerated run-off of its FFELP portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans as a result of the CARES Act payment pause on Department-held loans and the initiatives offered by the Department for FFELP borrowers to consolidate their loans to qualify for loan forgiveness under various programs. However, the Company has experienced a significant decrease in FFELP borrowers consolidating their loans into the Federal Direct Loan Program since August 2024 that has resulted in prepayment rates on the Company’s FFELP portfolio being more consistent with longer-term historical rates.
Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance, loan status, delinquency amounts, and other key credit quality indicators for each of AGM’s loan portfolios as of June 30, 2025 and December 31, 2024; and the activity in AGM's allowance for loan losses and net charge-offs as a percentage of average loans for the three and six months ended June 30, 2025 and 2024, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Variable loan yield, gross	7.77%	8.16%	7.59%	8.07%
Consolidation rebate fees	(0.82)	(0.81)	(0.80)	(0.80)
Premium and deferred origination costs amortization, net of discount accretion	(0.15)	0.07	(0.14)	0.07
Variable loan yield, net	6.80	7.42	6.65	7.34
Loan cost of funds - interest expense	(5.60)	(6.50)	(5.50)	(6.50)
Loan cost of funds - derivative settlements (a) (b)	0.01	0.01	0.01	0.01
Variable loan spread	1.21	0.93	1.16	0.85
Fixed rate floor income, gross	0.04	0.01	0.05	0.01
Fixed rate floor income - derivative settlements (a) (c)	0.02	0.04	0.02	0.04
Fixed rate floor income, net of settlements on derivatives	0.06	0.05	0.07	0.05
Core loan spread	1.27%	0.98%	1.23%	0.90%

Average balance of AGM's loans	$9,215,579	10,484,458	9,379,948	11,022,981
Average balance of AGM's debt outstanding	8,439,800	10,168,761	8,445,716	10,778,080
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

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Core loan spread	1.27%	0.98%	1.23%	0.90%
Derivative settlements (basis swaps)	(0.01)	(0.01)	(0.01)	(0.01)
Derivative settlements (fixed rate floor income)	(0.02)	(0.04)	(0.02)	(0.04)
Loan spread	1.24%	0.93%	1.20%	0.85%
(b)    Derivative settlements consist of net settlements received related to the Company’s basis swaps.
(c)    Derivative settlements consist of net settlements received related to the Company’s floor income interest rate swaps.
The relationship between the indices in which AGM earns interest on its loans and funds such loans has a significant impact on loan spread. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on AGM’s FFELP student loan assets and related funding for those assets. In a decreasing interest rate environment, student loan spread on FFELP loans decreases in the short term because of the timing of interest rate resets on the Company's assets occurring daily in contrast to the timing of the interest rate resets on the Company's debt occurring either monthly or quarterly. This also results in student loan spread increasing in the short term in an increasing interest rate environment.
Variable loan spread was higher during the three and six months ended June 30, 2025 compared with the same periods in 2024 due to an increase in loans funded by the Company with operating cash (versus funded with debt). As of June 30, 2025, AGM had $576.1 million (par value) of unencumbered federally insured, private education, consumer, and other loans (as compared to $253.5 million, $194.1 million, and $77.0 million as of December 31, 2024, June 30, 2024, and December 31, 2023, respectively). The difference between variable loan spread and core loan spread is fixed rate floor income earned on a portion of AGM's federally insured student loan portfolio. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on AGM's federally insured student loans earning fixed rate floor income.
Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024	Additional information
Interest income:
Loan interest	$157,300	193,707	311,768	403,335	See table below for additional analysis.
Investment interest	12,641	13,709	25,411	35,544	Represents primarily investment interest earned on beneficial interest investments and restricted cash included in student loan securitizations and other secured borrowings. Decrease was due to a decrease of interest earned on restricted cash due to lower balances and a decrease in interest rates, which was partially offset for the three months period by an increase of interest earned on beneficial interest investments. AGM earned $7.7 million and $3.8 million of interest income on beneficial interest investments for the three months ended June 30, 2025 and 2024, respectively, and $16.4 million and $17.0 million for the six months ended June 30, 2025 and 2024, respectively.
Total interest income	169,941	207,416	337,179	438,879
Loan interest expense	117,843	164,315	230,254	348,460	See table below for additional analysis.
Intercompany interest expense	2,223	7,317	4,115	14,077	Represents interest paid by AGM to Nelnet, Inc. (parent company) related to (i) internal borrowings to fund equity advances on certain AGM debt facilities; and (ii) AGM issued bonds held by Nelnet, Inc. Decrease was due to a decrease in interest rates and a decrease in the weighted average balance of outstanding AGM issued bonds held by Nelnet, Inc. Intercompany interest is eliminated for consolidated financial reporting purposes.
Net interest income	49,875	35,784	102,810	76,342
Less provision (negative provision) for loan losses	11,133	(4,225)	24,144	2,230
See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for factors impacting provision (negative provision) for loan losses for the periods presented.

Net interest income after provision for loan losses	38,742	40,009	78,666	74,112

Other income, net	7,507	1,337	11,502	6,321	Represents primarily borrower late fees, income from providing administration activities for third parties, sponsor fee income, and income/losses from AGM's investment in joint ventures. See "Overview - Consolidated Results of Operations" for further detail included in other income. Increase was due to an increase in income from investments, partially offset by a decrease in borrower late fees due to the continued amortization of the Company's FFELP portfolio.
(Loss) gain on sale of loans, net	—	(1,438)	909	(1,579)	The Company recognizes gains/losses from selling portfolios of loans. See above under "Loan Activity" for loans sold during the three and six months ended June 30, 2025 and 2024.
Derivative settlements, net	581	1,442	1,162	2,997
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.

Derivative market value adjustments, net	(2,165)	936	(5,961)	6,642
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

Total other income, net	5,923	2,277	7,612	14,381
Salaries and benefits	1,469	1,113	2,690	2,308	Increase was due to an increase in headcount as the Company actively expands into new asset loan classes.
Servicing fees	7,102	8,541	14,013	17,492
Represents servicing fees paid to (i) third parties and (ii) LSS for the servicing of AGM’s loans. The amounts paid to LSS exceed the actual cost of servicing the loans. Decrease was due to the amortization of the FFELP student loan portfolio, the majority of which is serviced by LSS. Intercompany servicing expense of $4.8 million and $5.9 million during the three months ended June 30, 2025 and 2024, respectively, and $9.7 million and $12.5 million during the six months ended June 30 2025 and 2024, respectively, was eliminated for consolidated financial reporting purposes.

Other expenses	2,464	1,139	3,352	2,246	Increase was due to an increase in costs associated with the Company actively expanding into new asset loan classes.
Intersegment expenses	1,260	1,272	2,510	2,481	Includes costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	12,295	12,065	22,565	24,527
Total operating expenses were 53 and 46 basis points of the average balance of loans for the three months ended June 30, 2025 and 2024, respectively, and 48 and 45 for the six months ended June 30, 2025 and 2024, respectively. Increase in expenses compared to the average balance of loans is due to upfront costs associated with the Company actively expanding into new asset classes.

Provision for beneficial interests	4,977	5,911	6,487	5,911
During the periods presented, the Company recorded an allowance for credit losses (and related provision expense) related to the Company's beneficial interest in certain loan securitizations. See note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.

Total expenses	17,272	17,976	29,052	30,438
Income before income taxes	27,393	24,310	57,226	58,055
Income tax expense	(6,569)	(5,835)	(13,725)	(13,933)	Represents income tax expense at an effective tax rate of 24%.
Net income	20,824	18,475	43,501	44,122
Net income attributable to noncontrolling interests	(23)	—	(40)	—
Net income	$20,801	18,475	43,461	44,122
Additional information:
GAAP net income	$20,801	18,475	43,461	44,122	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP financial information. Increase in net income, excluding derivative market value adjustments, was due to an increase in net loan interest income and a decrease in intercompany interest expense, partially offset by a decrease in investment interest income and an increase in provision for loan losses.
Derivative market value adjustments, net	2,165	(936)	5,961	(6,642)
Tax effect	(520)	225	(1,431)	1,594
Non-GAAP net income, excluding derivative market value adjustments	$22,446	17,764	47,991	39,074

Net loan interest income, including settlements on derivatives
The following table summarizes the components of "loan interest," "loan interest expense," and "derivative settlements, net:"

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024	Additional information
Variable interest income, gross	$178,606	212,969	353,912	443,185	Decrease was due to a decrease in the average balance of loans and gross yield earned on loans.
Consolidation rebate fees	(18,897)	(21,126)	(37,645)	(44,182)	Decrease was due to a decrease in the average consolidation loan balance.
Premium and deferred origination costs amortization, net of discount accretion	(3,406)	1,705	(6,471)	3,994	Net premium amortization in the three and six months ended June 30, 2025 was due to consumer and other loans purchased at a premium during 2024 and the first half of 2025 that have a short estimated life, offset by purchases of loans at a net discount over the last several years that have substantially longer estimated lives. Net discount accretion for the three and six months ended June 30, 2024 was due to the Company's purchases of loans at a net discount over the last several years.
Variable interest income, net	156,303	193,548	309,796	402,997
Interest on bonds and notes payable	(117,843)	(164,315)	(230,254)	(348,460)	Decrease was due to a decrease in the average balance of debt outstanding and cost of funds.
Derivative settlements, net (a)	154	249	307	614	Represents net derivative settlements received related to the Company’s basis swaps.
Variable loan interest margin, net of settlements on derivatives	38,614	29,482	79,849	55,151
Fixed rate floor income, gross	997	159	1,972	338	Increase was due to lower interest rates.
Derivative settlements, net (a)	427	1,193	855	2,383	Represents net derivative settlements received related to the Company's floor income interest rate swaps.
Fixed rate floor income, net of settlements on derivatives	1,424	1,352	2,827	2,721
Net loan interest income, including derivative settlements (core loan interest income) (a)	$40,038	30,834	82,676	57,872
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

Nelnet Bank Operating Segment
Loan Portfolio
As of June 30, 2025, Nelnet Bank had an $827.6 million loan portfolio. For a summary of the Company’s loan portfolio as of June 30, 2025 and December 31, 2024, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans in the Nelnet Bank operating segment:

	FFELP	Private	Consumer and other	Total
	Three months ended June 30, 2025
Balance as of March 31, 2025	$110,187	489,451	161,995	761,633
Loan acquisitions and originations	38	8,354	50,175	58,567
Repayments	(3,670)	(23,315)	(7,747)	(34,732)
Loans contributed from AGM	—	42,173	—	42,173
Balance as of June 30, 2025	$106,555	516,663	204,423	827,641
	Three months ended June 30, 2024
Balance as of March 31, 2024	$—	364,766	118,957	483,723
Loan acquisitions and originations	—	1,390	82,998	84,388
Repayments	—	(11,744)	(14,016)	(25,760)
Balance as of June 30, 2024	$—	354,412	187,939	542,351

	Six months ended June 30, 2025
Balance as of December 31, 2024	$—	482,445	162,152	644,597
Loan acquisitions and originations	111,040	37,396	54,730	203,166
Repayments	(4,485)	(45,351)	(12,459)	(62,295)
Loans contributed from AGM	—	42,173	—	42,173
Balance as of June 30, 2025	$106,555	516,663	204,423	827,641
	Six months ended June 30, 2024
Balance as of December 31, 2023	$—	360,520	72,352	432,872
Loan acquisitions and originations	—	18,106	139,843	157,949
Repayments	—	(24,214)	(24,256)	(48,470)
Balance as of June 30, 2024	$—	354,412	187,939	542,351
Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance, loan status, delinquency amounts, and other key credit quality indicators for each of Nelnet Bank's loan portfolios as of June 30, 2025 and December 31, 2024; and the activity in Nelnet Bank's allowance for loan losses and net charge-offs as a percentage of average loans for the three and six months ended June 30, 2025 and 2024, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Deposits
As of June 30, 2025, Nelnet Bank had $1.53 billion of deposits, which included $149.9 million from Nelnet, Inc. (parent company) and its subsidiaries (intercompany), and thus have been eliminated for consolidated financial reporting purposes. For a summary of deposits as of June 30, 2025 and December 31, 2024, see note 10 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Average Balance Sheet
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities:

	Three months ended June 30, (a)				Six months ended June 30, (a)
	2025		2024		2025		2024
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average assets
Federally insured student loans	$108,235	6.14%	$—	—%	$67,156	6.21%	$—	—%
Private education loans	519,858	6.37	359,486	4.35	504,619	6.24	363,172	4.31
Consumer and other loans	181,821	10.79	152,232	11.97	172,265	10.64	124,684	12.46
Cash and investments	923,233	6.05	625,123	6.96	858,743	6.21	601,535	6.95
Total interest-earning assets	1,733,147	6.65%	1,136,841	6.80%	1,602,783	6.69%	1,089,391	6.70%
Non-interest-earning assets	13,504		17,857		14,071		15,312
Total assets	$1,746,651		$1,154,698		$1,616,854		$1,104,703
Average liabilities and equity
Brokered deposits	$269,112	2.11%	$236,517	1.82%	$259,240	2.03%	$220,584	1.62%
Intercompany deposits	158,465	3.99	146,788	4.82	115,887	3.81	153,568	4.86
Retail and other deposits	1,073,322	4.24	621,241	5.01	1,018,443	4.22	582,688	4.96
Federal funds purchased and other borrowed money	13,258	5.45	—	—	11,839	5.12	—	—
Total interest-bearing liabilities	1,514,157	3.84%	1,004,546	4.23%	1,405,409	3.79%	956,840	4.17%
Non-interest-bearing liabilities	10,037		6,369		9,323		7,424
Equity	222,457		143,783		202,122		140,439
Total liabilities and equity	$1,746,651		$1,154,698		$1,616,854		$1,104,703
Net interest margin		3.29%		3.07%		3.37%		3.03%
(a) Calculated using average daily balances.

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024	Additional information
Interest income:
Loan interest	$14,804	8,422	26,775	15,518	Represents interest earned on loans. Increase was due to an increase in the balance and mix of loans.
Investment interest	13,934	10,811	26,430	20,779	Represents interest earned on cash and investments. Increase was due to an increase of these balances, partially offset by a decrease in interest rates.
Total interest income	28,738	19,233	53,205	36,297
Interest expense	14,672	10,769	26,749	20,266	Represents interest expense on deposits. Increase was due to an increase in the balance of deposits, partially offset by a decrease in interest rates.
Net interest income	14,066	8,464	26,456	16,031
Provision for loan losses	6,797	7,836	9,123	12,210	See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for factors impacting provision for loan losses for the periods presented.
Net interest income after provision for loan losses	7,269	628	17,333	3,821
Other income, net	392	775	534	1,150	Represents primarily net gains and income from investments.
Derivative settlements, net	163	207	327	409
Nelnet Bank uses derivatives to hedge its exposure related to variable rate deposits to minimize volatility from future changes in interest rates. Nelnet Bank has designated all of its derivative instruments as cash flow hedges; however, because certain hedged items are intercompany deposits, the corresponding derivative instruments are not eligible for hedge accounting in the consolidated financial statements. Accordingly, changes in fair value of such derivatives are recorded through earnings and presented as "derivative market value adjustments, net" in the statements of operations. "Derivative settlements, net" represent the cash paid or received during the respective period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments that do not qualify for hedge accounting based on their contractual terms. For additional information on Nelnet Bank's derivative portfolio, see note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Derivative market value adjustments, net	(1,701)	597	(4,229)	2,855
Total other income, net	(1,146)	1,579	(3,368)	4,414
Salaries and benefits	2,791	2,798	5,607	5,518	Represents salaries and benefits of Nelnet Bank associates and third-party contract labor.
Depreciation	352	341	691	601
Servicing fees	824	193	1,491	426
Represents primarily fees paid to LSS for servicing certain of Nelnet Bank's loans. Intercompany servicing expense of $0.7 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $1.2 million and $0.3 million for the six months ended June 30, 2025 and 2024, respectively, was eliminated for consolidated financial reporting purposes.

Other expenses	1,969	2,002	3,327	3,113	Represents various expenses such as marketing, consulting and professional fees, collection costs, software, FDIC insurance, and management fees.
Intersegment expenses	652	591	1,362	1,148	Intersegment expenses include costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	6,588	5,925	12,478	10,806
(Loss) income before income taxes	(465)	(3,718)	1,487	(2,571)
Income tax benefit (expense)	101	916	(333)	657
Represents income tax expense at an effective tax rate of 21.6% and 24.6% for the three months ended June 30, 2025 and 2024, respectively, and 22.4% and 25.6% for the six months ended June 30, 2025 and 2024, respectively.

Net (loss) income	$(364)	(2,802)	1,154	(1,914)
Additional information:
Net (loss) income	$(364)	(2,802)	1,154	(1,914)	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional details about non-GAAP financial information.
Derivative market value adjustments, net	1,701	(597)	4,229	(2,855)
Tax effect	(408)	143	(1,015)	685
Net income (loss), excluding derivative market value adjustments	$929	(3,256)	4,368	(4,084)

NFS Other Operating Segments
The following table summarizes the operating results of other operating segments included in NFS that are not reportable. Income taxes are allocated based on 24% of income (loss) before taxes for each activity.
Summary and Comparison of Operating Results

	WRCM (a)	Nelnet Insurance Services (b)	Real estate investments (c)	Investment securities (d)	Total
	Three months ended June 30, 2025
Investment interest	$4	2,464	—	6,402	8,870
Interest expense	—	(1,427)	—	(1)	(1,428)
Net interest income	4	1,037	—	6,401	7,442
Reinsurance premiums earned	—	26,112	—	—	26,112
Other income, net	1,506	1,073	453	2,233	5,265
Salaries and benefits	(30)	(296)	(213)	—	(539)
Reinsurance losses and underwriting expenses	—	(25,662)	—	—	(25,662)
Other expenses	(63)	(2,113)	(29)	(1)	(2,206)
Intersegment expenses, net	(4)	(182)	(103)	(32)	(321)
Income (loss) before income taxes	1,413	(31)	108	8,601	10,091
Income tax (expense) benefit	(305)	8	(33)	(2,065)	(2,395)
Net (income) loss attributable to noncontrolling interests	(141)	—	27	—	(114)
Net income (loss)	$967	(23)	102	6,536	7,582
	Three months ended June 30, 2024
Investment interest	$4	1,521	145	14,210	15,880
Interest expense	—	(589)	—	(2,017)	(2,606)
Net interest income	4	932	145	12,193	13,274
Reinsurance premiums earned	—	14,851	—	—	14,851
Other income, net	1,531	1,060	(1,832)	92	851
Salaries and benefits	(52)	(123)	(199)	—	(374)
Reinsurance losses and underwriting expenses	—	(10,988)	—	—	(10,988)
Other expenses	(71)	(719)	(50)	(1)	(841)
Intersegment expenses, net	(4)	(99)	(110)	(35)	(248)
Income (loss) before income taxes	1,408	4,914	(2,046)	12,249	16,525
Income tax (expense) benefit	(304)	(1,179)	488	(2,940)	(3,935)
Net (income) loss attributable to noncontrolling interests	(141)	—	12	—	(129)
Net income (loss)	$963	3,735	(1,546)	9,309	12,461

	WRCM (a)	Nelnet Insurance Services (b)	Real estate investments (c)	Investment securities (d)	Total
	Six months ended June 30, 2025
Investment interest	$7	4,457	—	13,226	17,690
Interest expense	—	(2,196)	—	(2)	(2,198)
Net interest income	7	2,261	—	13,224	15,492
Reinsurance premiums earned	—	50,799	—	—	50,799
Other income, net	2,980	1,647	(1,190)	2,939	6,376
Salaries and benefits	(62)	(546)	(409)	—	(1,017)
Reinsurance losses and underwriting expenses	—	(47,874)	—	—	(47,874)
Other expenses	(125)	(2,790)	(60)	(3)	(2,978)
Intersegment expenses, net	(7)	(291)	(202)	(65)	(565)
Impairment expense	—	—	(81)	—	(81)
Income (loss) before income taxes	2,793	3,206	(1,942)	16,095	20,152
Income tax (expense) benefit	(603)	(770)	456	(3,862)	(4,779)
Net (income) loss attributable to noncontrolling interests	(279)	—	41	—	(238)
Net income (loss)	$1,911	2,436	(1,445)	12,233	15,135

	Six months ended June 30, 2024
Investment interest	$7	2,339	286	28,863	31,495
Interest expense	—	(589)	—	(4,435)	(5,024)
Net interest income	7	1,750	286	24,428	26,471
Reinsurance premiums earned	—	27,631	—	—	27,631
Other income, net	3,009	1,346	(3,626)	284	1,013
Salaries and benefits	(107)	(237)	(388)	—	(732)
Reinsurance losses and underwriting expenses	—	(22,305)	—	—	(22,305)
Other expenses	(145)	(1,059)	(120)	(3)	(1,327)
Intersegment expenses, net	(7)	(146)	(240)	(72)	(465)
Income (loss) before income taxes	2,757	6,980	(4,088)	24,637	30,286
Income tax (expense) benefit	(595)	(1,675)	975	(5,914)	(7,209)
Net (income) loss attributable to noncontrolling interests	(276)	—	27	—	(249)
Net income (loss)	$1,886	5,305	(3,086)	18,723	22,828
(a)    The Company provides investment advisory services through Whitetail Rock Capital Management, LLC (WRCM), the Company's SEC-registered investment advisor subsidiary, under various arrangements. WRCM earned management and performance fees of $1.5 million for each of the three months ended June 30, 2025 and 2024, respectively, and $3.0 million for each of the six months ended June 30, 2025 and 2024, respectively. Fees earned by WRCM are included in "other income, net" in the table above.
(b)    Represents primarily the operating results of the Company’s reinsurance treaties on property and casualty policies. The increase in reinsurance premiums and associated reinsurance losses and underwriting expenses in the three and six months ended June 30, 2025 compared with the same periods in 2024 was primarily due to an increase in overall property volume and new business. Reinsurance losses and underwriting expenses also increased related to several commercial auto programs, which the Company has exited; however, adverse development of related expenses may continue to be recognized in future periods. All other operating expenses also increased to support the growth of this business.
(c)    Represents the operating results of the Company’s real estate investments and the administrative costs to manage this portfolio. Included in "other income, net" in the table above are primarily the net losses recognized related to the Company's proportionate share of certain real estate investments accounted for under the equity method. Operating results for the three and six months ended June 30, 2025 also includes a realized gain of $1.6 million as a result of the sale of a certain real estate investment during the second quarter.
(d)    Represents interest income earned on investment debt securities (primarily student loan and other asset-backed securities, including Nelnet-owned asset-backed securities which it has repurchased and are eliminated in consolidation), interest income on certain notes receivable, unrealized gains/losses on marketable equity securities, realized gains/losses on marketable equity securities and investment debt securities, and other costs to manage these investments. Also includes interest expense incurred on debt used to finance such investments. The decrease in investment interest income and interest expense in 2025 compared with 2024 was primarily due to a decrease in the average balance of investment debt securities and debt outstanding, respectively, and a decrease in interest rates. As of December 31, 2024, the majority of debt used to finance such investments had been repaid. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate and Market Risk - Investments," which provides additional detail on NFS's investment debt securities.

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
Summary and Comparison of Operating Results

	Shared services (a)	Solar tax equity investments (b)	Nelnet Renewable Energy (c)	ALLO investment (d)	Venture capital investments (e)	Other	Total
	Three months ended June 30, 2025
Investment interest	$—	1	—	—	—	2,660	2,661
Interest expense	—	—	(2)	—	—	(649)	(651)
Net interest income (expense)	—	1	(2)	—	—	2,011	2,010
Solar construction revenue	—	—	1,259	—	—	—	1,259
Other income, net	598	(1,228)	—	5,300	1,762	3,171	9,603
Gain on partial redemption of ALLO investment	—	—	—	175,044	—	—	175,044
Cost to provide solar construction services	—	—	(14,050)	—	—	—	(14,050)
Salaries and benefits	(18,600)	(374)	(1,850)	—	(229)	(1,731)	(22,784)
Depreciation and amortization	(2,666)	—	(241)	—	—	(39)	(2,946)
Other expenses	(14,402)	(225)	(407)	4,892	(8)	(1,545)	(11,695)
Intersegment expenses, net	26,416	(66)	(408)	—	(45)	(281)	25,616
Impairment expense	(3,269)	—	(1,902)	—	(140)	—	(5,311)
(Loss) income before income taxes	(11,923)	(1,892)	(17,601)	185,236	1,340	1,586	156,746
Income tax benefit (expense)	2,862	(467)	4,224	(44,457)	(321)	(2,048)	(40,207)
Net loss attributable to noncontrolling interests	—	3,838	—	—	—	—	3,838
Net (loss) income	$(9,061)	1,479	(13,377)	140,779	1,019	(462)	120,377

	Three months ended June 30, 2024
Investment interest	$—	1	12	—	—	2,633	2,646
Interest expense	—	—	(377)	—	—	(356)	(733)
Net interest income (expense)	—	1	(365)	—	—	2,277	1,913
Solar construction revenue	—	—	9,694	—	—	—	9,694
Other income, net	750	(1,635)	51	4,193	3,691	3,322	10,372
Cost to provide solar construction services	—	—	(8,072)	—	—	—	(8,072)
Salaries and benefits	(19,223)	(601)	(3,260)	—	(238)	(1,464)	(24,786)
Depreciation and amortization	(6,359)	—	(289)	—	(8)	(92)	(6,748)
Other expenses	(10,441)	(197)	(343)	(250)	(10)	(1,601)	(12,842)
Intersegment expenses, net	26,217	(148)	(303)	(3)	(18)	58	25,803
Impairment expense	—	—	(1,865)	—	—	—	(1,865)
(Loss) income before income taxes	(9,056)	(2,580)	(4,752)	3,940	3,417	2,500	(6,531)
Income tax benefit (expense)	2,174	478	917	(946)	(820)	(1,015)	788
Net loss attributable to noncontrolling interests	—	590	926	—	—	—	1,516
Net (loss) income	$(6,882)	(1,512)	(2,909)	2,994	2,597	1,485	(4,227)

	Shared services (a)	Solar tax equity investments (b)	Nelnet Renewable Energy (c)	ALLO investment (d)	Venture capital investments (e)	Other	Total
	Six months ended June 30, 2025
Investment interest	$—	6	—	—	—	4,967	4,973
Interest expense	—	—	(3)	—	—	(1,281)	(1,284)
Net interest income (expense)	—	6	(3)	—	—	3,686	3,689
Solar construction revenue	—	—	5,254	—	—	—	5,254
Other income, net	1,217	502	—	13,715	6,254	6,152	27,840
Gain on partial redemption of ALLO investment	—	—	—	175,044	—	—	175,044
Cost to provide solar construction services	—	—	(21,878)	—	—	—	(21,878)
Salaries and benefits	(37,320)	(761)	(3,494)	—	(436)	(3,268)	(45,279)
Depreciation and amortization	(6,185)	—	(517)	—	(1)	(75)	(6,778)
Other expenses	(27,586)	(302)	(828)	4,892	(31)	(3,426)	(27,281)
Intersegment expenses, net	51,232	(131)	(807)	—	(86)	(538)	49,670
Impairment expense	(3,269)	—	(1,902)	—	(140)	—	(5,311)
(Loss) income before income taxes	(21,911)	(686)	(24,175)	193,651	5,560	2,531	154,970
Income tax benefit (expense)	5,259	(1,146)	5,802	(46,476)	(1,334)	(1,503)	(39,398)
Net loss attributable to noncontrolling interests	—	5,461	—	—	—	—	5,461
Net (loss) income	$(16,652)	3,629	(18,373)	147,175	4,226	1,028	121,033

	Six months ended June 30, 2024
Investment interest	$—	1	31	—	—	6,429	6,461
Interest expense	—	—	(708)	—	—	(701)	(1,409)
Net interest income (expense)	—	1	(677)	—	—	5,728	5,052
Solar construction revenue	—	—	23,420	—	—	—	23,420
Other income, net	1,456	1,242	93	(4,043)	3,302	6,174	8,224
Cost to provide solar construction services	—	—	(22,300)	—	—	—	(22,300)
Salaries and benefits	(39,243)	(1,284)	(4,631)	—	(476)	(2,673)	(48,307)
Depreciation and amortization	(14,727)	—	(539)	—	(14)	(184)	(15,464)
Other expenses	(20,332)	(368)	(1,228)	(606)	(26)	(3,683)	(26,243)
Intersegment expenses, net	53,745	143	(1,061)	(4)	(38)	(137)	52,648
Impairment expense	—	—	(1,865)	—	(37)	—	(1,902)
(Loss) income before income taxes	(19,101)	(266)	(8,788)	(4,653)	2,711	5,225	(24,872)
Income tax benefit (expense)	4,584	(564)	1,711	1,117	(651)	(1,686)	4,511
Net loss attributable to noncontrolling interests	—	2,617	1,655	—	—	—	4,272
Net (loss) income	$(14,517)	1,787	(5,422)	(3,536)	2,060	3,539	(16,089)
(a)    Includes corporate activities related to internal audit, human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services. The amount allocated to operating segments is reflected as “intersegment expenses, net” in the table above. Also includes corporate costs and overhead functions not allocated to operating segments, including executive management, investments in innovation, and other holding company organizational costs. During the second quarter 2025, the Company recognized a non-cash impairment charge of $3.3 million related to operating lease assets as a result of the Company consolidating office space.
(b)    Includes operating results of the Company's tax equity investments in renewable energy solar partnerships. The Company accounts for these investments using the HLBV method of accounting, which commonly results in accelerated losses in the initial years of the investment. In the periods presented, these HLBV net losses are offset by gains recognized from sales of certain investments at the end of the contractual agreement (typically five years). These losses are also offset by revenue earned by the Company related to management, consulting, and performance fees provided on tax equity investments syndicated to third parties. Due to the recognition pattern (accelerated losses in initial years and gains upon sale at the end of the contractual agreement), these investments may create volatility in earnings. For additional information on the results of this operating segment, see note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
(c)    Nelnet Renewable Energy (NRE) is the Company’s solar construction business that provides full-service engineering, procurement, and construction (EPC) services to commercial entities. The Company entered this business from its acquisition of 80% of GRNE Solar in June 2022. On June 30, 2024, the Company acquired the remaining 20% of GRNE Solar for $0.3 million.

Since the acquisition of GRNE Solar, NRE has incurred low and, in many cases, negative margins on legacy projects. The Company has a handful of remaining legacy construction contracts it is obligated to complete, down from over 30 at the beginning of 2024. During the second quarter 2025, NRE recognized $12.9 million in contract loss reserves that represents NRE's estimate of costs it will incur to complete the remaining legacy contracts. The loss reserve expense is included in "costs to provide solar construction services" in the table above. In addition, uncertain economic conditions and legislation activity have impacted new construction projects being initiated which has adversely impacted and will continue to adversely impact revenue. See Part II, Item 1A "Risk Factors" of this report for additional information on the adverse impacts on NRE's business related to the enactment of the One Big Beautiful Bill.
(d)    Represents primarily the Company's share of loss on its voting membership interest and income on its preferred membership interests in ALLO. For additional information on the results of these investments, see note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
On June 4, 2025, the Company redeemed a portion of its voting membership interests in ALLO and all its outstanding preferred membership interests, including the preferred return accrued on such membership interests through June 3, 2025, and recognized a pre-tax gain of $175.0 million as a result of this transaction. See note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.
(e)    Represents the operating results of the Company’s venture capital investments, including Hudl which the Company accounts for using the measurement alternative method, and the administrative costs to manage this portfolio. These investments may create volatility in earnings from recognizing results of certain equity method investees, periodic adjustment of certain fund investments to their respective fair value, and, when applicable, observable price changes on certain measurement alternative investments.

LIQUIDITY AND CAPITAL RESOURCES
The Company’s Loan Servicing and Systems, and Education Technology Services and Payments operating segments are non-capital intensive and both produce positive operating cash flows. As such, a minimal amount of debt and equity capital is allocated to these segments and any liquidity or capital needs are satisfied using cash flow from operations.
Therefore, the Liquidity and Capital Resources discussion is concentrated on the Company’s liquidity and capital needs to meet existing debt obligations in the Nelnet Financial Services division, which includes the Asset Generation and Management and Nelnet Bank reportable operating segments, and the Company's other initiatives to pursue additional strategic investments. On July 4, 2025, the One Big Beautiful Bill (the "Bill") was enacted into law. Among other substantial changes to the tax code, the Bill makes numerous changes to the federal student loan program. Graduate students and parents of undergraduates will be subject to new caps on federal lending. Overall, we expect these changes will boost privatization of student lending and may create opportunities for the Company to expand its private education loan originations and acquisitions.
Sources of Liquidity
As of June 30, 2025, the Company's sources of liquidity included:

Cash and cash equivalents	$225,753
Less: Cash and cash equivalents held at Nelnet Bank (a)	(16,741)
Net cash and cash equivalents	209,012

Available-for-sale (AFS) debt securities (investments) - at fair value	1,202,980
Less: AFS debt securities held at Nelnet Bank - at fair value (a)	(705,139)
AFS private education and consumer loan debt securities - held as risk retention - at fair value (b)	(206,543)
Restricted investments (c)	(121,914)
Unencumbered AFS debt securities (investments) - at fair value	169,384

Unencumbered federally insured, private, consumer, and other loans (Non-Nelnet Bank) - at par	576,072

Unencumbered repurchased Nelnet issued asset-backed debt securities - at par (not included on consolidated financial statements) (d)	238,840

Unused capacity on unsecured line of credit (e)	495,000

Sources of liquidity as of June 30, 2025	$1,688,308
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
(e)    The Company has a $495.0 million unsecured line of credit that matures on September 22, 2026. As of June 30, 2025, there was no amount outstanding on the unsecured line of credit and $495.0 million was available for future use.

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
Recent Development - Partial Redemption of ALLO Investment
Nelnet had both voting and preferred membership interest investments in ALLO. On June 4, 2025, Nelnet redeemed a portion of its voting membership interests in ALLO and all its outstanding preferred membership interests, including the preferred return accrued on such membership interests through June 3, 2025. The Company received cash proceeds of $410.9 million from ALLO and recognized a pre-tax gain of $175.0 million as a result of this transaction. See note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information about this transaction. The majority of the proceeds from this transaction were used by the Company to pay down third-party debt that was used to fund loan assets and repurchase certain of the Company's own asset-backed securities (bonds and notes payable) in the secondary market.
Cash Flows
The Company has historically generated positive cash flow from operations. During the six months ended June 30, 2025 and 2024, the Company generated $172.9 million and $345.3 million, respectively, in cash from operating activities. The decrease in 2025 compared with 2024 was due to:
•Adjustments to net income for certain non-cash items, including the gain recognized on the partial redemption of the Company's ALLO investment, deferred income tax benefit, loan discount and deferred lender fees accretion, and gain/loss on investments; and
•The impact of changes to accrued interest receivable during the six months ended June 30, 2025 compared with the same period in 2024.
These factors were partially offset by:
•An increase in net income;
•Adjustments to net income for the non-cash change in derivative market value adjustments and provision for loan losses; and
•The impact of changes to other liabilities during the six months ended June 30, 2025 compared with the same period in 2024.
The primary items included in the statement of cash flows for investing activities are the purchase, origination, repayment, and sale of loans, the purchase and sale of available-for-sale securities, and the purchase and sale of other investments. During June 2025, the Company received cash proceeds of $410.9 million from the redemption of its membership interests in ALLO. The proceeds from the ALLO redemption are included in investing activities on the statement of cash flows. The primary items included in financing activities are the payments on bonds and notes payable, the change in deposits at Nelnet Bank used to fund loans and investment activity at Nelnet Bank, and the change in due to customers. Cash provided by investing activities and used in financing activities for the six months ended June 30, 2025 was $709.8 million and $1.01 billion, respectively. Cash provided by investing activities and used in financing activities for the six months ended June 30, 2024 was $1.82 billion and $2.25 billion, respectively. Investing and financing activities are further addressed in the discussion that follows.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral - AGM Operating Segment
The following table shows AGM's debt obligations outstanding that are secured by loan assets and related collateral:

	As of June 30, 2025
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$7,338,061	8/26/30 - 9/25/69
FFELP and consumer loan warehouse facilities	621,339	7/31/26 - 2/29/28
	$7,959,400
Bonds and Notes Issued in Asset-backed Securitizations
The majority of AGM’s portfolio of student loans is funded in asset-backed securitizations that are structured to substantially match the maturity of the funded assets, thereby minimizing liquidity risk. Cash generated from student loans funded in asset-backed securitizations provides the source of liquidity to satisfy all obligations related to the outstanding bonds and notes issued in such securitizations. In addition, due to (i) the difference between the yield AGM receives on the loans and cost of financing within these transactions, and (ii) the servicing and administration fees that AGM earns from these transactions, AGM has created a portfolio that will generate earnings and significant cash flow over the life of these transactions.
As of June 30, 2025, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, AGM expects future undiscounted cash flows from its portfolio to be approximately $1.07 billion as detailed below. The actual timing of cash flows released from the securitizations could be impacted based on when and if the Company terminates a securitization by exercising clean-up calls on the underlying securities when the assets in such securitization reach a certain threshold.
The forecasted cash flow presented below includes loans funded in asset-backed securitizations as of June 30, 2025, the majority of which are federally insured student loans. As of June 30, 2025, AGM had $7.9 billion of loans included in asset-backed securitizations, which represented 88.7% of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive in relation to loans funded in its warehouse facilities, unencumbered federally insured, private education, consumer, and other loans funded with operating cash, its ownership of beneficial interest in loan securitizations (such beneficial interest investments are classified as "other investments and notes receivable, net" on the Company's consolidated balance sheets), loans acquired subsequent to June 30, 2025, and loans owned by Nelnet Bank.

Asset-backed Securitization Cash Flow Forecast
$1.07 billion
(dollars in millions)

$180
$160
$140
$120
$100
$80
$60
$40
$20
$-
$170
$145
$95
$80
$90
$35
$130
$30
$60
$115
$120
2025 (Q3-Q4)
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035 and after

The forecasted future undiscounted cash flows of approximately $1.07 billion include approximately $0.74 billion (as of June 30, 2025) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are included in the consolidated balance sheets in the balances of "loans and accrued interest receivable, net" and "restricted cash." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $0.33 billion, or approximately $0.25 billion after income taxes based on the estimated effective tax rate, represents estimated future net interest income (earnings) from the portfolio and is expected to be accretive to the Company's balance of consolidated shareholders' equity from the June 30, 2025 balance.
The Company uses various assumptions, including prepayments and future interest rates, when preparing its cash flow forecast. These assumptions are further discussed below.
Prepayments: The primary variables in establishing a life of loan estimate are the level and timing of prepayments. Prepayment rates equal the amount of loans that prepay annually as a percentage of the beginning-of-period balance, net of scheduled principal payments. A number of factors can affect estimated prepayment rates, including the level of consolidation activity, borrower default rates, and utilization of debt management options such as income-based repayment, deferments, and forbearance. Should any of these factors change, management may revise its assumptions, which in turn would impact the projected future cash flow. The Company’s cash flow forecast above assumes prepayment rates of 6% for both federally insured consolidation and Stafford loans. Prepayment rates for private education loans range from 11% to 20%.
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
The following table summarizes the estimated impact to the above forecasted cash flows if prepayments were greater than the prepayment rate assumptions used to calculate the forecasted cash flows:

Increase in prepayment rate	Reduction in forecasted cash flow from table above	Forecasted cash flow using increased prepayment rate
2x	$0.08 billion	$0.99 billion
4x	$0.20 billion	$0.87 billion

If the entire AGM student loan portfolio was prepaid, the Company would receive the full amount of overcollateralization included in the asset-backed securitizations of approximately $0.74 billion (as of June 30, 2025); however, the Company would not receive the $0.33 billion ($0.25 billion after tax) of estimated future earnings from the portfolio.
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
Warehouse Facilities
Warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements. For a summary of the Company's warehouse facilities outstanding as of June 30, 2025, see note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
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
There were no asset-backed securitization transactions completed during the six months ended June 30, 2025.
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
Union Bank Participation Agreements
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of June 30, 2025, $583.2 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can sell participation interests in loans to Union Bank to the extent of availability under the grantor trusts, up to $900.0 million or an amount in excess of $900.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.

The Company also has an agreement with Union Bank under which Union Bank has agreed to purchase from the Company participation interests in FFELP loan asset-backed securities (bond investments). The agreement automatically renews annually and is terminable by either party upon five business days' notice. The Company can participate FFELP loan asset-backed securities to Union Bank to the extent of availability under the grantor trusts, up to $400.0 million or an amount in excess of $400.0 million if mutually agreed to by both parties. The Company maintains legal ownership of the FFELP loan asset-backed securities and, in its discretion, approves and accomplishes any sale, assignment, transfer, encumbrance, or other disposition of the securities. As such, the FFELP loan asset-backed securities subject to this agreement are included on the Company's consolidated balance sheets as "investments at fair value" and the participation interests outstanding have been accounted for by the Company as a secured borrowing. As of June 30, 2025, $0.1 million (par value) of FFELP loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement.
Liquidity Impact Related to Beneficial Interest in Loan Securitizations
The Company has partial ownership in consumer, private education, and federally insured student loan third-party securitizations that are classified as "beneficial interest in loan securitizations" and included in "other investments and notes receivable, net" on the Company's consolidated balance sheets. These residual interests were acquired by the Company or have been received by the Company as consideration from selling portfolios of loans to unrelated third parties who securitized such loans. As of the latest remittance reports filed by the various trusts prior to or as of June 30, 2025, the Company's ownership correlates to approximately $1.70 billion of loans included in these securitizations. Investment interest income earned by the Company from the beneficial interest in loan securitizations is included in "investment interest" on the Company's consolidated statements of income and is not a component of the Company's loan interest income.
As of June 30, 2025, the investment balance on the Company's consolidated balance sheet of its beneficial interest in loan securitizations was $190.9 million. For a summary of this investment balance, see note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
The Company's partial ownership percentage in each loan securitization grants the Company the right to receive the corresponding percentage of cash flows generated by the securitization. As of June 30, 2025, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its partial ownership in these securitizations to be approximately $279.7 million. The vast majority of these cash flows are expected to be received over the next 5 years.
The difference between the total estimated future undiscounted cash flows from these residual interests ($279.7 million) and the investment carrying value ($190.9 million) of $88.8 million, or $67.5 million after income taxes based on the estimated effective tax rate, represents estimated future investment interest income (earnings) from these investments and is expected to be accretive to the Company's balance of consolidated shareholders' equity from the June 30, 2025 balance.
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
Nelnet Bank launched operations in November 2020. Nelnet Bank was funded by the Company with an initial capital contribution of $100 million and the Company made a pledged deposit of $40.0 million with Nelnet Bank, as required under an agreement with the FDIC as discussed below. The Company has contributed an additional $118 million, including $42 million of private education loans, to Nelnet Bank since its inception. Based on Nelnet Bank's business plan for growth and current financial condition, the Company believes it will make additional capital contributions to the bank in future periods. Nelnet Bank also has unsecured Federal Funds lines of credit with correspondent banks and has established accounts at the Federal Reserve Bank and the Federal Home Loan Bank.
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
Regulatory Capital
Prior to Nelnet Bank’s launch of operations, Nelnet Bank, Nelnet, Inc. (the parent), and Michael S. Dunlap (Nelnet, Inc.’s controlling shareholder) entered into a Capital and Liquidity Maintenance Agreement and a Parent Company Agreement with the FDIC in connection with Nelnet, Inc.’s role as a source of financial strength for Nelnet Bank. As part of the Capital and Liquidity Maintenance Agreement, Nelnet, Inc. is obligated to (i) contribute capital to Nelnet Bank for it to maintain capital levels that meet FDIC requirements for a “well capitalized” bank, including a leverage ratio of capital to total assets of at least 12%; (ii) provide and maintain an irrevocable asset liquidity takeout commitment for the benefit of Nelnet Bank in an amount equal to the greater of either 10% of Nelnet Bank’s total assets or such additional amount as agreed to by Nelnet Bank and Nelnet, Inc.; (iii) provide additional liquidity to Nelnet Bank in such amount and duration as may be necessary for Nelnet Bank to meet its ongoing liquidity obligations; and (iv) establish and maintain a pledged deposit of $40.0 million with Nelnet Bank. As of June 30, 2025, Nelnet Bank's leverage ratio of capital to total assets was 12.8%.
Liquidity Impact Related to Solar Tax Equity Investments
The Company makes solar tax equity investments in renewable energy solar partnerships that support the development and operations of solar projects. As of June 30, 2025, the Company has funded a total of $300.6 million in tax equity investments which remain outstanding for itself and $285.8 million on behalf of its syndication partners, for a funded total of $586.4 million. These investments provide a federal income tax credit under the Internal Revenue Code, currently equaling 30% to 70% of the eligible project cost, with the tax credit available when the project is placed in service. The Company is then allowed to reduce its tax estimates paid to the U.S. Treasury based on the credits earned. In addition to the credits, the Company structures the investments to receive quarterly distributions of cash from the operating earnings of the solar project for a period of at least five years after the project is placed in service. After that period, the contractual agreements typically provide for the Company’s entire interest in the projects to be sold at the fair market value of the discounted forecasted future cash flows allocable to the Company. Based on the timing of when the Company funds a project and decreases its tax estimate to the U.S. Treasury due to earning of the tax credit, the net amount of capital funded to solar tax equity investments at any point in time is not significant and has a minimal impact on the Company’s liquidity. As of June 30, 2025, the Company is committed to fund an additional $63.5 million directly in solar tax equity investments and $115.7 million will be funded by its syndication partners, for a total commitment of $179.2 million.
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
Based on the derivative portfolio outstanding as of June 30, 2025, the Company does not anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to make variation margin payments to its third-party clearinghouse and/or payments to its counterparties for its non-centrally cleared derivatives.
Unsecured Line of Credit
As discussed above, the Company has a $495.0 million unsecured line of credit with a maturity date of September 22, 2026. As of June 30, 2025, the unsecured line of credit had no amount outstanding and $495.0 million was available for future use. Upon the maturity date of this facility, there can be no assurance that the Company will be able to maintain this line of credit, increase or maintain the amount outstanding under the line, or find alternative funding if necessary.

Stock Repurchases
In 2022, the Board of Directors authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ended May 8, 2025. That program expired on May 8, 2025. On May 8, 2025, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2028. The five million shares authorized under the new program include the remaining unpurchased shares from the prior program, which the new program replaces. As of June 30, 2025, 4,822,191 shares remained authorized for repurchase under the Company's stock repurchase program. Shares may be repurchased from time to time on the open market, in private transactions (including with related parties), or otherwise, depending on various factors, including share prices and other potential uses of liquidity.
Shares repurchased by the Company during the first half of 2025 are shown below. Certain of these repurchases were made pursuant to trading plans adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. For additional information on stock repurchases during the second quarter of 2025, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share) (a)

Quarter ended March 31, 2025	38,491	$4,458	115.81
Quarter ended June 30, 2025	183,554	21,360	116.37
Total	222,045	$25,818	116.28
(a) The average price of shares repurchased for the three months ended June 30, 2025 includes excise taxes.
Dividends
On June 16, 2025, the Company paid a second quarter 2025 cash dividend on the Company's Class A and Class B common stock of $0.28 per share. In addition, the Company's Board of Directors has declared a third quarter 2025 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.30 per share. The third quarter cash dividend will be paid on September 16, 2025 to shareholders of record at the close of business on September 2, 2025.
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
On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most “critical” — that is, they are most important to the portrayal of the Company’s financial condition and results of operations and they require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has identified the allowance for loan losses as a critical accounting policy and estimate, as discussed further under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Allowance for Loan Losses” in the Company’s 2024 Annual Report. For additional information regarding changes in the Company’s allowance for loan losses for the three and six months ended June 30, 2025 and 2024, see the caption “Activity in the Allowance for Loan Losses” in note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report. There have been no material changes to the Company’s critical accounting policy and estimate since December 31, 2024.

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
The following table sets forth AGM’s loan assets and debt instruments by rate characteristics:

	As of June 30, 2025		As of December 31, 2024
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$948,581	10.6%	$814,843	9.1%
Variable-rate loan assets	7,986,588	89.4	8,141,025	90.9
Total	$8,935,169	100.0%	$8,955,868	100.0%

Fixed-rate debt instruments	$361,495	4.5%	$399,994	4.8%
Variable-rate debt instruments	7,599,856	95.5	7,958,357	95.2
Total	$7,961,351	100.0%	$8,358,351	100.0%
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
The Company earned no variable-rate floor income in 2025 or 2024.

The following table shows AGM’s federally insured student loan assets that were earning fixed rate floor income as of June 30, 2025:

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
7.0 - 7.49%	7.31%	4.67%	$19,777
7.5 - 7.99%	7.72%	5.08%	88,309
8.0 - 8.99%	8.18%	5.54%	216,744
> 9.0%	9.06%	6.42%	86,002
			$410,832
(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of June 30, 2025, the weighted average estimated variable conversion rate was 5.58% and the short-term interest rate was 452 basis points.
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
A summary of fixed rate floor income earned by the AGM operating segment follows.

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Fixed rate floor income, gross	$997	159	$1,972	338
Derivative settlements (a)	427	1,193	855	2,383
Fixed rate floor income, net	$1,424	1,352	$2,827	2,721
(a)    Derivative settlements consist of settlements received related to the Company's derivatives used to hedge student loans earning fixed rate floor income.
For further details of the Company’s derivatives used to hedge fixed rate loans, see note 5 of the notes to consolidated financial statements included in Part I, Item 1 of this report.
AGM is also exposed to interest rate risk in the form of repricing risk and basis risk because the interest rate characteristics of AGM’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents AGM’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of June 30, 2025:

Index	Frequency of variable resets	Assets	Funding of student loan assets
30-day average SOFR (a)	Daily	$7,865,701	—
3-month Treasury bill	Daily	252,964	—
3-month H15 financial commercial paper	Daily	248,420	—
30-day average SOFR / 1-month CME Term SOFR	Monthly	—	4,711,755
90-day average SOFR / 3-month CME Term SOFR (a)	Quarterly	—	1,900,089
Asset-backed commercial paper / SOFR (b)	Varies	—	553,313
Fixed rate	—	—	324,392
Auction-rate (c)	Varies	—	321,880
Other (d)	—	798,880	1,354,536
		$9,165,965	9,165,965

(a)    The Company has certain basis swaps outstanding in which the Company receives payments indexed to three-month SOFR and makes payments based on the one-month SOFR index (plus or minus a spread) as defined in the agreements (the "Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the Basis Swaps outstanding as of June 30, 2025:

Maturity	Notional amount
2026	$1,150,000
2027	250,000
$1,400,000
(b)    The interest rate on the Company's FFELP warehouse facilities is indexed to asset-backed commercial paper rates and daily SOFR.
(c)    As of June 30, 2025, the Company was sponsor for $321.9 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (the “Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to SOFR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
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

	Asset and funding index mismatches
	Increase of 10 basis points		Increase of 30 basis points		Increase of 10 basis points		Increase of 30 basis points
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended June 30, 2025				Three months ended June 30, 2024
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(823)	(0.3)%	$(2,468)	(1.0)%	$(878)	(1.5)%	$(2,633)	(4.5)%
Impact of derivative settlements	349	0.1	1,047	0.4	348	0.6	1,044	1.8
Increase (decrease) in net income before taxes	$(474)	(0.2)%	$(1,421)	(0.6)%	$(530)	(0.9)%	$(1,589)	(2.7)%
Increase (decrease) in basic and diluted earnings per share	$(0.01)		$(0.03)		$(0.01)		$(0.03)
	Six months ended June 30, 2025				Six months ended June 30, 2024
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(1,584)	(0.5)%	$(4,750)	(1.4)%	$(1,895)	(1.2)%	$(5,683)	(3.7)%
Impact of derivative settlements	694	0.2	2,083	0.6	1,131	0.7	3,393	2.2
Increase (decrease) in net income before taxes	$(890)	(0.3)%	$(2,667)	(0.8)%	$(764)	(0.5)%	$(2,290)	(1.5)%
Increase (decrease) in basic and diluted earnings per share	$(0.02)		$(0.06)		$(0.02)		$(0.05)
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

The following table presents Nelnet Bank's loan assets, asset-backed security investments, deposits (including intercompany deposits), and debt instruments by rate characteristics:

	As of June 30, 2025		As of December 31, 2024
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$569,977		$505,539
Fixed-rate investments	93,679		90,303
Total fixed-rate assets	663,656	38.2%	595,842	42.8%
Variable-rate loan assets	257,664		139,058
Variable-rate investments	815,051		656,794
Total variable-rate assets	1,072,715	61.8	795,852	57.2
Total assets	$1,736,371	100.0%	$1,391,694	100.0%

Fixed-rate deposits	$469,123	30.6%	$449,706	35.8%
Variable-rate deposits (a)	1,062,772	69.4	804,916	64.2
Total deposits	$1,531,895	100.0%	$1,254,622	100.0%
(a)    Nelnet Bank uses derivative instruments to hedge exposure to variability in cash flows of variable rate deposits to minimize the exposure to volatility in cash flows from future changes in interest rates. The derivatives are not reflected in the above table. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for a summary of Nelnet Bank's derivatives outstanding as of June 30, 2025.
Interest Rate and Market Risk - Investments
The following table presents the rates earned on the Company’s available-for-sale debt securities (investments) and debt facilities used to fund a portion of such investments. The table below excludes securities (investments) held by Nelnet Bank.

	Average balance	Interest income/ expense	Average yields/ rates	Average balance	Interest income/ expense	Average yields/ rates
	Three months ended June 30,
	2025			2024
Investments:
Asset-backed securities available-for-sale (a) (b)	$620,800	8,110	5.24%	$827,144	13,991	6.78%
Debt funding asset-backed securities available-for-sale:
Participation agreement - variable rate (c)	$100	1	4.01%	$11,374	175	6.17%
Repurchase agreements - variable rate (d)	—	—	—	112,016	1,842	6.60
	$100	1	4.01	$123,390	2,017	6.56

	Six months ended June 30,
	2025			2024

Investments:
Asset-backed securities available-for-sale (a) (b)	$605,050	16,105	5.37%	$845,389	28,110	6.67%
Debt funding asset-backed securities available-for-sale:
Participation agreement - variable rate (c)	$100	2	4.03%	$5,731	176	6.16%
Repurchase agreements - variable rate (d)	—	—	—	126,461	4,259	6.75
	$100	2	4.03	$132,192	4,435	6.73
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
(b)    The majority of the Company’s asset-backed securities earn floating rates with expected returns of approximately SOFR + 100 to 250 basis points to maturity. As of June 30, 2025, $208.6 million (par value) of the Company’s asset-backed securities earn a weighted average fixed rate of 3.47%.

(c)    Interest incurred by the Company on amounts borrowed under the participation agreement is at a variable rate of SOFR + 62.5 basis points.
(d)    Interest incurred by the Company on amounts that were borrowed under repurchase agreements were at a variable rate of SOFR + 100 to 140 basis points.
The Company’s portfolio of asset-backed investment securities has limited liquidity, and the Company could incur a significant loss if the investments were sold prior to maturity at an amount less than the original purchase price. As of June 30, 2025, the gross unrealized loss on the Company’s available-for-sale debt securities (including available-for-sale securities held at Nelnet Bank) was $22.7 million, and the aggregate fair value of available-for-sale debt securities with unrealized losses was $534.6 million. The Company currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses. See note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.
Consolidated Sensitivity Analysis
The following table summarizes the effect on the Company’s consolidated earnings, based upon a sensitivity analysis performed on the Company’s significant interest-earning assets and interest-bearing liabilities assuming hypothetical increases and decreases in interest rates of 100 basis points and 300 basis points, while funding spreads remain constant:

	Interest rates
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from decrease of 100 basis points		Change from decrease of 300 basis points
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended June 30, 2025
Effect on earnings:
AGM Operating Segment (a)	$374		$5,253		$373		$3,457
Nelnet Bank Operating Segment (b)	303		910		(303)		(910)
NFS Other Operating Segments (c)	975		2,924		(975)		(2,924)
ETSP Operating Segment (d)	1,259		3,776		(1,259)		(3,776)
Corporate and Other Activities (d)	1,232		3,695		(1,232)		(3,695)
Increase (decrease) in net income before taxes	$4,143	1.7%	$16,558	7.0%	$(3,396)	(1.4)%	$(7,848)	(3.3)%
Increase (decrease) in basic and diluted earnings per share	$0.09		$0.34		$(0.07)		$(0.16)

	Six months ended June 30, 2025
Effect on earnings:
AGM Operating Segment (a)	$776		$10,520		$728		$6,709
Nelnet Bank Operating Segment (b)	1,018		3,054		(1,018)		(3,054)
NFS Other Operating Segments (c)	1,891		5,674		(1,891)		(5,674)
ETSP Operating Segment (d)	2,826		8,478		(2,826)		(8,478)
Corporate and Other Activities (d)	1,312		3,936		(1,312)		(3,936)
Increase (decrease) in net income before taxes	$7,823	2.3%	$31,662	9.2%	$(6,319)	(1.8)%	$(14,433)	(4.2)%
Increase (decrease) in basic and diluted earnings per share	$0.16		$0.66		$(0.13)		$(0.30)
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

ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2025. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material changes from the information referred to in the Legal Proceedings section of the Company's Annual Report on Form 10-K for the year ended December 31, 2024 under Part I, Item 3 of such Form 10-K.
ITEM 1A.  RISK FACTORS
While we attempt to identify, manage, and mitigate risks and uncertainties associated with our business, some level of risk and uncertainty will always be present. The Company's Annual Report on Form 10-K for the year ended December 31, 2024, in the section entitled "Item 1A. Risk Factors," describes some of the risks and uncertainties associated with our business. The information presented below supplements such risk factors. The risk factor set forth below should be read in conjunction with the risk factors included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024. These risks and uncertainties have the potential to materially affect our business, financial condition, results of operations, cash flows, projected results, and future prospects.
Our solar tax equity investments and our solar construction businesses may be impacted by the enactment of the One Big Beautiful Bill.
On July 4, 2025, the One Big Beautiful Bill (the “Bill”) was enacted into law. Among other substantial changes to the tax code, the Bill significantly reduces tax incentives for clean energy, eliminating or phasing out many of the environmental and clean energy tax credits for commercial projects enabled by the Inflation Reduction Act of 2022. Prior to the enactment of the Bill, many of those credits were scheduled to remain in effect until 2032 or later. The Bill accelerates the expiration and phasing out of certain clean energy credits. Under the provisions of the Bill, commercial solar facilities must either (i) begin construction before July 4, 2026, in which case they would qualify for up to a four-year continuity safe harbor or (ii) be placed in service by December 31, 2027. The accelerated expiration and phasing out of solar tax credits implemented by the Bill will impact our ability to continue to invest in solar projects beyond the phase out periods. In addition, the Bill introduced complex new “foreign entity of concern” restrictions on solar projects that begin construction after 2025. These new restrictions may adversely impact supply chain costs and availability for solar projects, as well as compliance-related costs, which may further adversely impact solar project viability and risk. These changes in aggregate both limit the viability of solar investments themselves as well as the total pool of credits from which our tax equity opportunities are created.
During the second quarter 2025, given uncertainty around the pending Bill and tariffs, as well as rising construction costs, NRE did not accept any new contracts in our solar construction business. The accelerated expiration and phasing out of solar tax credits implemented by the Bill will adversely impact revenue in our solar construction business due to the reduction of economic incentives for solar development leading to lower deployment rates and more project cancellations. We are exploring strategic alternatives for NRE.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the second quarter of 2025 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (c)	Maximum number of shares that may yet be purchased under the plans or programs (c)
April 1 - April 30, 2025	122	$102.78	—	3,341,735
May 1 - May 31, 2025	52,395	117.00	52,156	4,947,844
June 1 - June 30, 2025	131,037	115.51	125,653	4,822,191
Total	183,554	$115.93	177,809
(a)    The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (c) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 122, 239, and 5,384 in April, May and June 2025, respectively. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.
(b)    The average price of shares repurchased excludes excise taxes.
(c)    On May 9, 2022, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ended May 8, 2025. That program expired on May 8, 2025. On May 8, 2025, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2028. The five million shares authorized under the new program include the remaining unpurchased shares from the prior program, which the new program replaces. As of June 30, 2025, 4,822,191 remained authorized for repurchase under the Company's new program.
Working capital and dividend restrictions/limitations
The Company's $495.0 million unsecured line of credit, which is available through September 22, 2026, imposes restrictions on the payment of dividends through covenants requiring a minimum consolidated net worth and a minimum level of unencumbered cash, cash equivalent investments, and available borrowing capacity under the line of credit. In addition, trust indentures and other financing agreements governing debt issued by the Company's lending subsidiaries generally have limitations on the amounts of funds that can be transferred to the Company by its subsidiaries through cash dividends at certain times. Further, Nelnet Bank and Nelnet Insurance Services' consolidated captive insurance companies are subject to laws and regulations that restrict the ability to pay dividends to the Company, and authorize regulatory authorities to prohibit or limit the payment of dividends by these subsidiaries to the Company. These provisions do not currently materially limit the Company's ability to pay dividends, and, based on the Company's current financial condition and recent results of operations, the Company does not currently anticipate that these provisions will materially limit the future payment of dividends.
ITEM 5.  OTHER INFORMATION
Rule 10b5-1 Trading Plans
The following table describes contracts, instructions, or written plans for the purchase or sale of the Company's securities adopted by the Company's directors or executive officers during the second quarter of 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans:

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan (a)	Aggregate Number of Securities to Be Purchased or Sold
Thomas E. Henning Director	6/6/2025	10/5/2025	Sale of an aggregate of 8,196 shares of Class A common stock by Mr. Henning and his spouse
(a) A trading plan may also expire on such earlier date as all transactions under the trading plan are completed.

ITEM 6.  EXHIBITS

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date:	August 6, 2025	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

Date:	August 6, 2025	By:	/s/ JAMES D. KRUGER
		Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer