Form 10-Q
period 2025-09-30
NELNET INC
filed 2025-11-06
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, there were 25,316,448 and 10,616,675 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
September 30, 2025

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)

	As of	As of
	September 30, 2025	December 31, 2024
Assets:
Loans and accrued interest receivable (net of allowance for loan losses of $107,532 and $114,890, respectively)	$10,227,261	9,992,744
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	126,956	48,838
Cash and cash equivalents - held at a related party	89,469	145,680
Total cash and cash equivalents	216,425	194,518
Investments and notes receivable:
Investments at fair value	1,391,888	1,160,320
Other investments and notes receivable, net	847,637	1,040,376
Total investments and notes receivable	2,239,525	2,200,696
Restricted cash	394,074	332,100
Restricted cash - due to customers	156,297	404,402
Accounts receivable (net of allowance for doubtful accounts of $2,831 and $2,877, respectively)	147,822	159,934
Goodwill	158,029	158,029
Intangible assets, net	31,754	36,328
Property and equipment, net	93,174	95,185
Other assets	212,321	203,817
Total assets	$13,876,682	13,777,753
Liabilities:
Bonds and notes payable	$7,822,531	8,309,797
Accrued interest payable	19,039	21,046
Bank deposits	1,476,765	1,186,131
Other liabilities	528,917	483,193
Due to customers	442,735	478,469
Total liabilities	10,289,987	10,478,636
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 25,375,537 shares and 25,634,748 shares, respectively	254	256
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 10,616,675 shares and 10,658,604 shares, respectively	106	107
Additional paid-in capital	1,058	7,389
Retained earnings	3,648,375	3,340,540
Accumulated other comprehensive earnings, net	3,497	1,470
Total Nelnet, Inc. shareholders' equity	3,653,290	3,349,762
Noncontrolling interests	(66,595)	(50,645)
Total equity	3,586,695	3,299,117
Total liabilities and equity	$13,876,682	13,777,753
Supplemental information - assets and liabilities of consolidated education and other lending variable-interest entities:
Loans and accrued interest receivable	$8,981,044	9,122,609
Restricted cash	376,029	287,389
Bonds and notes payable	(8,363,733)	(8,452,614)
Accrued interest payable and other liabilities	(172,765)	(88,200)
Net assets of consolidated education and other lending variable-interest entities	$820,575	869,184
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income:
Loan interest	$162,717	190,211	501,260	609,064
Investment interest	43,241	50,272	124,815	143,086
Total interest income	205,958	240,483	626,075	752,150
Interest expense on bonds and notes payable and bank deposits	120,708	168,328	378,677	539,367
Net interest income	85,250	72,155	247,398	212,783
Less (negative provision) provision for loan losses	(3,563)	18,111	29,704	32,551
Net interest income after provision for loan losses	88,813	54,044	217,694	180,232
Other income (expense):
Loan servicing and systems revenue	151,052	108,175	392,517	344,428
Education technology services and payments revenue	129,321	118,179	394,836	378,627
Reinsurance premiums earned	23,165	16,619	73,964	44,250
Solar construction revenue	5,738	19,321	10,992	42,741
Other, net	35,730	15,706	82,401	33,807
Loss on sale of loans, net	(2,472)	(107)	(1,562)	(1,685)
Gain on partial redemption of ALLO investment	—	—	175,044	—
Derivative market value adjustments and derivative settlements, net	(27)	(11,525)	(8,728)	1,378
Total other income (expense), net	342,507	266,368	1,119,464	843,546
Cost of services and expenses:
Loan servicing contract fulfillment and acquisition costs	2,021	196	5,500	392
Cost to provide education technology services and payments	50,363	45,273	138,254	134,106
Cost to provide solar construction services	7,607	26,815	29,485	49,115
Total cost of services	59,991	72,284	173,239	183,613
Salaries and benefits	144,778	146,192	417,700	429,701
Depreciation and amortization	7,327	13,661	24,206	45,572
Reinsurance losses and underwriting expenses	19,962	16,761	67,836	39,066
Other expenses	53,669	44,685	153,200	138,820
Total operating expenses	225,736	221,299	662,942	653,159
Impairment expense and provision for beneficial interests	9,145	29,052	21,024	36,865
Total expenses	294,872	322,635	857,205	873,637
Income (loss) before income taxes	136,448	(2,223)	479,953	150,141
Income tax (expense) benefit	(35,773)	282	(120,294)	(37,653)
Net income (loss)	100,675	(1,941)	359,659	112,488
Net loss attributable to noncontrolling interests	6,009	4,329	11,044	8,398
Net income attributable to Nelnet, Inc.	$106,684	2,388	370,703	120,886
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$2.94	0.07	10.18	3.29
Weighted average common shares outstanding - basic and diluted	36,316,315	36,430,485	36,426,188	36,703,314

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2025		2024		2025		2024
Net income (loss)		$100,675		(1,941)		359,659		112,488
Other comprehensive income:
Net changes related to foreign currency translation adjustments	$	(13)		23		(160)		6
Net changes related to available-for-sale debt securities:
Unrealized holding gains arising during period, net	8,637		2,656		5,212		28,291
Reclassification of gains recognized in net income, net	(854)		(1,721)		(1,931)		(3,326)
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	27		64		168		186
Income tax effect	(1,874)	5,936	(240)	759	(828)	2,621	(6,036)	19,115
Net changes related to cash flow hedges:
Fair value adjustments during period, net	(130)		—		(755)		—
Income tax effect	31	(99)	—	—	181	(574)	—	—
Net changes related to equity method investee's other comprehensive income:
(Loss) gain on cash flow hedge	(156)		62		184		(570)
Income tax effect	37	(119)	(15)	47	(44)	140	137	(433)
Other comprehensive income		5,705		829		2,027		18,688
Comprehensive income (loss)		106,380		(1,112)		361,686		131,176
Comprehensive loss attributable to noncontrolling interests		6,009		4,329		11,044		8,398
Comprehensive income attributable to Nelnet, Inc.		$112,389		3,217		372,730		139,574

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)

	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of June 30, 2024	—	25,585,840	10,663,088	$—	256	107	657	3,295,301	(2,260)	(74,039)	3,220,022
Net income (loss)	—	—	—	—	—	—	—	2,388	—	(4,329)	(1,941)
Other comprehensive income	—	—	—	—	—	—	—	—	829	—	829
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	20,999	20,999
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(23,145)	(23,145)
Cash dividends on Class A and Class B common stock - $0.28 per share	—	—	—	—	—	—	—	(10,148)	—	—	(10,148)
Issuance of common stock, net of forfeitures	—	46,865	—	—	—	—	1,230	—	—	—	1,230
Compensation expense for stock based awards	—	—	—	—	—	—	2,868	—	—	—	2,868
Repurchase of common stock	—	(5,259)	—	—	—	—	(576)	—	—	—	(576)
Balance as of September 30, 2024	—	25,627,446	10,663,088	$—	256	107	4,179	3,287,541	(1,431)	(80,514)	3,210,138

Balance as of June 30, 2025	—	25,538,730	10,658,604	$—	255	107	637	3,576,192	(2,208)	(92,290)	3,482,693
Net income (loss)	—	—	—	—	—	—	—	106,684	—	(6,009)	100,675
Other comprehensive income	—	—	—	—	—	—	—	—	5,705	—	5,705
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	39,404	39,404
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(7,700)	(7,700)
Cash dividends on Class A and Class B common stock - $0.30 per share	—	—	—	—	—	—	—	(10,834)	—	—	(10,834)
Issuance of common stock, net of forfeitures	—	12,728	—	—	—	—	557	—	—	—	557
Compensation expense for stock based awards	—	—	—	—	—	—	3,468	—	—	—	3,468
Repurchase of common stock	—	(217,850)	—	—	(2)	—	(3,604)	(23,667)	—	—	(27,273)
Conversion of common stock	—	41,929	(41,929)	—	1	(1)	—	—	—	—	—
Balance as of September 30, 2025	—	25,375,537	10,616,675	$—	254	106	1,058	3,648,375	3,497	(66,595)	3,586,695

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)

	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of December 31, 2023	—	26,400,630	10,663,088	$—	264	107	3,096	3,270,403	(20,119)	(53,644)	3,200,107
Net income (loss)	—	—	—	—	—	—	—	120,886	—	(8,398)	112,488
Other comprehensive income	—	—	—	—	—	—	—	—	18,688	—	18,688
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	29,150	29,150
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(49,715)	(49,715)
Cash dividends on Class A and Class B common stock - $0.84 per share	—	—	—	—	—	—	—	(30,676)	—	—	(30,676)
Issuance of common stock, net of forfeitures	—	116,779	—	—	1	—	4,526	—	—	—	4,527
Compensation expense for stock based awards	—	—	—	—	—	—	8,703	—	—	—	8,703
Repurchase of common stock	—	(889,963)	—	—	(9)	—	(12,146)	(70,732)	—	—	(82,887)
Acquisition of remaining 20% of GRNE Solar, net of tax	—	—	—	—	—	—	—	(2,340)	—	2,093	(247)
Balance as of September 30, 2024	—	25,627,446	10,663,088	$—	256	107	4,179	3,287,541	(1,431)	(80,514)	3,210,138

Balance as of December 31, 2024	—	25,634,748	10,658,604	$—	256	107	7,389	3,340,540	1,470	(50,645)	3,299,117
Net income (loss)	—	—	—	—	—	—	—	370,703	—	(11,044)	359,659
Other comprehensive income	—	—	—	—	—	—	—	—	2,027	—	2,027
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	45,583	45,583
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(45,106)	(45,106)
Cash dividends on Class A and Class B common stock - $0.86 per share	—	—	—	—	—	—	—	(31,157)	—	—	(31,157)
Issuance of common stock, net of forfeitures	—	138,755	—	—	1	—	3,373	—	—	—	3,374
Compensation expense for stock based awards	—	—	—	—	—	—	9,819	—	—	—	9,819
Repurchase of common stock	—	(439,895)	—	—	(4)	—	(19,523)	(33,564)	—	—	(53,091)
Conversion of common stock	—	41,929	(41,929)	—	1	(1)	—	—	—	—	—
Acquisition of remaining 20% of NextGen, net of tax	—	—	—	—	—	—	—	1,853	—	(5,383)	(3,530)
Balance as of September 30, 2025	—	25,375,537	10,616,675	$—	254	106	1,058	3,648,375	3,497	(66,595)	3,586,695

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Nine months ended
	September 30,
	2025	2024
Net income attributable to Nelnet, Inc.	$370,703	120,886
Net loss attributable to noncontrolling interests	(11,044)	(8,398)
Net income	359,659	112,488
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	68,261	106,022
Loan discount and deferred lender fees accretion	(58,107)	(36,838)
Provision for loan losses	29,704	32,551
Derivative market value adjustments	10,978	3,668
Payments to clearinghouse - initial and variation margin, net	(5,015)	(4,404)
Gain on partial redemption of ALLO investment	(175,044)	—
Loss on sale of loans, net	1,562	1,685
(Gain) loss on investments, net	(47,076)	6,595
Loss from repurchases of debt, net	7,865	2
Deferred income tax benefit	(82,465)	(22,707)
Non-cash compensation expense	10,064	8,954
Impairment expense and provision for beneficial interests	21,024	36,865
Changes in operating assets and liabilities:
Decrease in loan and investment accrued interest receivable	14,894	168,795
Decrease in accounts receivable	12,219	42,553
Decrease in other assets	43,488	48,057
Decrease in the carrying amount of ROU asset	2,865	2,857
Decrease in accrued interest payable	(6,329)	(10,002)
Increase (decrease) in other liabilities	79,713	(11,435)
Decrease in the carrying amount of lease liability	(4,365)	(2,868)
Other	1,475	(481)
Total adjustments	(74,289)	369,869
Net cash provided by operating activities	285,370	482,357
Cash flows from investing activities, net of acquisitions:
Purchases and originations of loans, including cash paid for student loan trusts, net of cash and restricted cash acquired	(1,984,778)	(611,595)
Purchases of loans from a related party	(206,668)	(104,198)
Net proceeds from loan repayments, claims, and capitalized interest	2,081,162	2,745,084
Proceeds from sale of loans	240,398	91,999
Proceeds from sale of loans to a related party	290,164	199,694
Purchases of available-for-sale securities	(416,084)	(414,306)
Proceeds from sales of available-for-sale securities	205,954	372,176
Proceeds from beneficial interest in loan securitizations	55,865	33,898
Purchases of other investments and issuance of notes receivable	(249,990)	(287,590)
Proceeds from other investments and repayments of notes receivable	511,219	79,095
Redemption of held-to-maturity debt securities	10,549	11,890
Purchases of property and equipment	(18,744)	(38,280)
Net cash provided by investing activities	$519,047	2,077,867

NELNET, INC. AND SUBSIDIARIES (Continued)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)
	Nine months ended
	September 30,
	2025	2024
Cash flows from financing activities, net of acquisitions:
Payments on bonds and notes payable	$(1,739,244)	(3,010,914)
Proceeds from issuance of bonds and notes payable	557,371	85,037
Payments of debt issuance costs	(4,803)	(2,191)
Increase in bank deposits, net	290,634	327,159
Decrease in due to customers	(35,862)	(21,185)
Dividends paid	(31,157)	(30,676)
Repurchases of common stock	(53,091)	(82,887)
Proceeds from issuance of common stock	1,392	1,424
Acquisition of noncontrolling interest	(3,944)	(325)
Issuance of noncontrolling interests	54,984	51,245
Distribution to noncontrolling interests	(5,211)	(3,587)
Net cash used in financing activities	(968,931)	(2,686,900)
Effect of exchange rate changes on cash and restricted cash	290	203
Net decrease in cash, cash equivalents, and restricted cash	(164,224)	(126,473)
Cash, cash equivalents, and restricted cash, beginning of period	931,020	1,025,491
Cash, cash equivalents, and restricted cash, end of period	$766,796	899,018

Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$360,648	511,247
Cash disbursements made for income taxes, net of refunds and credits received (a)	$50,443	13,441
Cash disbursements made for operating leases	$3,933	3,615
Non-cash operating, investing, and financing activity:
ROU assets obtained in exchange for lease obligations	$6,550	1,048
Receipt of beneficial interest in consumer loan securitizations as consideration from sale of loans	$28,137	13,799
Receipt of asset-backed investment securities as consideration from sale of loans	$2,370	—
Distribution to noncontrolling interests	$39,895	46,128
Issuance of noncontrolling interests	$9,401	22,095
(a) The Company utilized $43.8 million and $34.0 million of federal and state tax credits related primarily to renewable energy during the nine months ended September 30, 2025 and 2024, respectively.
Supplemental disclosures of non-cash activities regarding the Company's acquisition of certain student loan trusts are contained in note 3.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows:

	As of	As of	As of	As of
	September 30, 2025	December 31, 2024	September 30, 2024	December 31, 2023
Total cash and cash equivalents	$216,425	194,518	219,684	168,112
Restricted cash	394,074	332,100	344,366	488,723
Restricted cash - due to customers	156,297	404,402	334,968	368,656
Cash, cash equivalents, and restricted cash	$766,796	931,020	899,018	1,025,491
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)
1.  Basis of Financial Reporting
The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company” or "Nelnet") as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2024 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results for the year ending December 31, 2025. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report").
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

	As of	As of
	September 30, 2025	December 31, 2024
Non-Nelnet Bank:
Federally insured loans:
Stafford and other	$1,889,476	2,108,960
Consolidation	5,970,781	6,279,604
Total (a)	7,860,257	8,388,564
Private education loans (b)	147,737	221,744
Consumer loans and other financing receivables (c)	840,739	345,560
Non-Nelnet Bank loans	8,848,733	8,955,868
Nelnet Bank:
Federally insured loans:
Stafford and other	24,745	—
Consolidation	154,203	—
Total (a)	178,948	—
Private education loans (b)	529,396	482,445
Consumer and other loans	266,539	162,152
Nelnet Bank loans	974,883	644,597
Accrued interest receivable	558,912	549,283
Loan discount and deferred lender fees, net of unamortized loan premiums and deferred origination costs	(47,735)	(42,114)
Allowance for loan losses:
Non-Nelnet Bank:
Federally insured loans	(43,535)	(49,091)
Private education loans	(7,103)	(11,130)
Consumer loans and other financing receivables	(33,147)	(38,468)
Non-Nelnet Bank allowance for loan losses	(83,785)	(98,689)
Nelnet Bank:
Federally insured loans	(707)	—
Private education loans	(11,732)	(10,086)
Consumer and other loans	(11,308)	(6,115)
Nelnet Bank allowance for loan losses	(23,747)	(16,201)
	$10,227,261	9,992,744
(a)    During the third quarter of 2025, the Asset Generation and Management operating segment (Non-Nelnet Bank) contributed $77.5 million of federally insured loans to Nelnet Bank.
(b)    During the second quarter of 2025, the Asset Generation and Management operating segment (Non-Nelnet Bank) contributed $42.2 million of private education loans to Nelnet Bank.
(c)    In the third quarter of 2025, the Company began to purchase Pay Later receivables via a forward flow agreement from an unrelated third party. As of September 30, 2025, the balance of Pay Later receivables was $548.3 million and these loans are included in the "consumer loans and other financing receivables" in the above table. Pay Later receivables enable consumers to purchase goods or services at the time of the transaction and split their purchase into installment payments. The Company purchases Pay Later receivables at a discount, and accretes the discount into interest income over the estimated life of the receivable.

The following table summarizes the allowance for loan losses as a percentage of the ending loan balance for each of the Company's loan portfolios:

	As of	As of
	September 30, 2025	December 31, 2024
Non-Nelnet Bank:
Federally insured loans (a)	0.55%	0.59%
Private education loans	4.81%	5.02%
Consumer loans and other financing receivables (b)	3.94%	11.13%
Nelnet Bank:
Federally insured loans (a)	0.40%	—
Private education loans	2.22%	2.09%
Consumer and other loans	4.24%	3.77%
(a)    The allowance for loan losses as a percent of the risk sharing component of federally insured student loans not covered by the federal guaranty for Non-Nelnet Bank was 19.4% and 20.6% as of September 30, 2025 and December 31, 2024, respectively, and for Nelnet Bank was 17.4% as of September 30, 2025.
(b)    In the third quarter of 2025, the Company began to purchase Pay Later receivables that have lower allowance rates.
Consumer Loan Sales
During the second quarter of 2024 and third quarter of 2025, the Company sold $133.8 million and $203.3 million, respectively, of consumer loans, and recognized losses from such transactions of $1.4 million and $2.5 million, respectively. For these transactions, the Company sold portfolios of loans to unrelated third parties who securitized such loans. As partial consideration received for the loans sold, the Company received a residual interest in the loan securitization that are included in "other investments and notes receivable, net" on the Company's consolidated balance sheets.
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

Activity in the Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio segment:

	Balance at beginning of period	Provision (negative provision) for loan losses (a)	Charge-offs	Recoveries	Initial allowance on loans purchased with credit deterioration	Loan sales	Balance at end of period
	Three months ended September 30, 2025
Non-Nelnet Bank:
Federally insured loans	$47,627	843	(4,673)	—	—	(262)	43,535
Private education loans	7,406	—	(459)	156	—	—	7,103
Consumer loans and other financing receivables	48,028	(8,217)	(7,176)	512	—	—	33,147
Nelnet Bank:
Federally insured loans	355	113	(23)	—	—	262	707
Private education loans	12,360	1,177	(2,169)	364	—	—	11,732
Consumer and other loans	9,573	2,186	(581)	130	—	—	11,308
	$125,349	(3,898)	(15,081)	1,162	—	—	107,532
	Three months ended September 30, 2024
Non-Nelnet Bank:
Federally insured loans	$54,180	1,247	(4,593)	—	—	—	50,834
Private education loans	13,065	(126)	(1,414)	219	—	—	11,744
Consumer loans and other financing receivables	14,135	10,847	(2,981)	379	—	—	22,380
Nelnet Bank:
Private education loans	3,559	565	(892)	438	—	—	3,670
Consumer and other loans	11,825	5,326	(3,830)	193	—	—	13,514
	$96,764	17,859	(13,710)	1,229	—	—	102,142

	Nine months ended September 30, 2025
Non-Nelnet Bank:
Federally insured loans	$49,091	5,588	(10,882)	—	—	(262)	43,535
Private education loans	11,130	(2,761)	(1,916)	650	—	—	7,103
Consumer loans and other financing receivables	38,468	13,943	(20,319)	1,055	—	—	33,147
Nelnet Bank:
Federally insured loans	—	488	(43)	—	—	262	707
Private education loans	10,086	5,102	(5,303)	787	1,060	—	11,732
Consumer and other loans	6,115	6,920	(2,029)	302	—	—	11,308
	$114,890	29,280	(40,492)	2,794	1,060	—	107,532
	Nine months ended September 30, 2024
Non-Nelnet Bank:
Federally insured loans	$68,453	(2,593)	(15,026)	—	—	—	50,834
Private education loans	15,750	(392)	(4,254)	640	—	—	11,744
Consumer loans and other financing receivables	11,742	17,184	(7,567)	1,021	—	—	22,380
Nelnet Bank:
Private education loans	3,347	1,576	(1,796)	543	—	—	3,670
Consumer and other loans	5,351	16,563	(8,635)	235	—	—	13,514
	$104,643	32,338	(37,278)	2,439	—	—	102,142

(a) Once a loan is classified as held for sale, any allowance for loan losses that existed immediately prior to the reclassification to held for sale is reversed through provision. The following table presents the reduction to provision for loan losses as a result of consumer loan sales during the periods presented.

	Provision for current period	Reduction to provision	Provision (negative provision) for loan losses
	Three months ended September 30, 2025
Non-Nelnet Bank
Consumer loans and other financing receivables	$20,693	(28,910)	(8,217)

	Three months ended September 30, 2024
Non-Nelnet Bank
Consumer loans and other financing receivables	$11,026	(179)	10,847

	Nine months ended September 30, 2025
Non-Nelnet Bank
Consumer loans and other financing receivables	$42,853	(28,910)	13,943

	Nine months ended September 30, 2024
Non-Nelnet Bank
Consumer loans and other financing receivables	$30,058	(12,874)	17,184
During the periods presented above, the primary item impacting provision for loan losses was the establishment of an initial allowance for loans originated and acquired during the periods. Provision for loan losses was also impacted by the reversal of provision for consumer loans sold. The Company recorded a negative provision for loan losses for its federally insured loan portfolio in 2024 due to an increase in prepayment assumptions.
The following table summarizes annualized net charge-offs as a percentage of average loans for each of the Company's loan portfolios:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Non-Nelnet Bank:
Federally insured loans	0.22%	0.19%	0.17%	0.19%
Private education loans	0.79%	1.97%	0.95%	1.89%
Consumer loans and other financing receivables	5.75%	4.81%	6.28%	4.92%
Nelnet Bank:
Federally insured loans	0.06%	—	0.06%	—
Private education loans	1.38%	0.51%	1.19%	0.46%
Consumer and other loans (a)	0.79%	7.28%	1.21%	7.49%
(a)    Decrease in annualized net charge-offs as a percentage of average loans was due to a change in mix of consumer loan portfolios that resulted in a portfolio of loans with an overall higher credit quality in 2025 compared with 2024 and Nelnet Bank exiting a consumer loan program in December 2024 that had previously incurred significant charge-offs.

Unfunded Loan Commitments
As of September 30, 2025 and December 31, 2024, Nelnet Bank had a liability of approximately $751,000 and $326,000, respectively, related to $80.1 million and $40.7 million, respectively, of unfunded private education, consumer, and other loan commitments. When a new loan commitment is made, the Company records an allowance that is included in "other liabilities" on the consolidated balance sheet by recording a provision for loan losses. When the loan is funded, the Company transfers the liability to the allowance for loan losses. Below is a reconciliation of the provision for loan losses reported in the consolidated statements of income.

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
(Negative provision) provision for loan losses from allowance activity table above	$(3,898)	17,859	29,280	32,338
Provision for unfunded loan commitments	335	252	424	213
(Negative provision) provision for loan losses reported in consolidated statements of income	$(3,563)	18,111	29,704	32,551
Key Credit Quality Indicators
Loan Status and Delinquencies
Key credit quality indicators for the Company’s federally insured, private education, and consumer and other loan portfolios are loan status, including delinquencies. The impact of changes in loan status is incorporated into the allowance for loan losses calculation. Delinquencies have the potential to adversely impact the Company’s earnings through increased servicing and collection costs and account charge-offs. Loans in repayment include loans on which borrowers are making interest only or fixed payments, as well as loans that have entered full principal and interest repayment status after any applicable grace period. The following table presents the Company’s loan status and delinquency amounts:

	As of September 30, 2025			As of December 31, 2024			As of September 30, 2024
Federally insured loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$382,850	4.9%		$376,765	4.5%		$428,013	4.7%
Loans in forbearance	514,385	6.5		586,412	7.0		647,797	7.2
Loans in repayment status:
Loans current	5,994,951		86.1%	6,374,897		85.9%	6,702,079		83.8%
Loans delinquent 31-60 days	254,998		3.7	243,348		3.3	348,833		4.4
Loans delinquent 61-90 days	166,763		2.4	166,474		2.2	190,379		2.4
Loans delinquent 91-120 days	100,575		1.4	113,838		1.5	148,417		1.9
Loans delinquent 121-270 days	317,151		4.6	380,823		5.1	419,730		5.2
Loans delinquent 271 days or greater	128,584		1.8	146,007		2.0	185,494		2.3
Total loans in repayment	6,963,022	88.6	100.0%	7,425,387	88.5	100.0%	7,994,932	88.1	100.0%
Total federally insured loans	7,860,257	100.0%		8,388,564	100.0%		9,070,742	100.0%
Accrued interest receivable	537,303			540,272			592,250
Loan discount, net of unamortized premiums and deferred origination costs	(24,895)			(21,513)			(22,807)
Allowance for loan losses	(43,535)			(49,091)			(50,834)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$8,329,130			$8,858,232			$9,589,351
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$4,232	2.9%		$5,997	2.7%		$7,504	3.2%
Loans in forbearance	2,653	1.8		2,089	0.9		1,979	0.8
Loans in repayment status:
Loans current	137,678		97.8%	206,825		96.8%	218,425		97.2%
Loans delinquent 31-60 days	1,314		0.9	3,424		1.6	3,013		1.3
Loans delinquent 61-90 days	865		0.6	1,275		0.6	1,301		0.6
Loans delinquent 91 days or greater	995		0.7	2,134		1.0	2,073		0.9
Total loans in repayment	140,852	95.3	100.0%	213,658	96.4	100.0%	224,812	96.0	100.0%
Total private education loans	147,737	100.0%		221,744	100.0%		234,295	100.0%
Accrued interest receivable	1,291			2,019			2,248
Loan discount, net of unamortized premiums	(4,740)			(6,350)			(6,772)
Allowance for loan losses	(7,103)			(11,130)			(11,744)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$137,185			$206,283			$218,027

	As of September 30, 2025			As of December 31, 2024			As of September 30, 2024

Consumer loans and other financing receivables - Non-Nelnet Bank:
Loans in deferment	$1,354	0.2%		$150	0.0%		$315	0.1%
Loans in repayment status:
Loans current	828,408		98.7%	335,355		97.1%	239,128		97.9%
Loans delinquent 31-60 days	3,543		0.4	3,667		1.1	2,032		0.8
Loans delinquent 61-90 days	2,343		0.3	2,143		0.6	1,515		0.6
Loans delinquent 91 days or greater	5,091		0.6	4,245		1.2	1,562		0.7
Total loans in repayment	839,385	99.8	100.0%	345,410	100.0	100.0%	244,237	99.9	100.0%
Total consumer loans and other financing receivables	840,739	100.0%		345,560	100.0%		244,552	100.0%
Accrued interest receivable	1,102			1,868			1,115
Loan discount and deferred lender fees, net of unamortized premiums	(16,215)			(10,713)			(10,789)
Allowance for loan losses	(33,147)			(38,468)			(22,380)
Total consumer loans and other financing receivables and accrued interest receivable, net of allowance for loan losses	$792,479			$298,247			$212,498

Federally insured loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$6,705	3.7%
Loans in forbearance	9,263	5.2
Loans in repayment status:
Loans current	146,308		89.8%
Loans delinquent 30-59 days	4,827		3.0
Loans delinquent 60-89 days	2,185		1.3
Loans delinquent 90-119 days	2,684		1.6
Loans delinquent 120-270 days	5,668		3.5
Loans delinquent 271 days or greater	1,308		0.8
Total loans in repayment	162,980	91.1	100.0%
Total federally insured loans	178,948	100.0%
Accrued interest receivable	11,253
Loan premium	945
Allowance for loan losses	(707)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$190,439
Private education loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$58,753	11.1%		$31,674	6.6%		$29,396	8.3%
Loans in forbearance	1,476	0.3		3,061	0.6		2,364	0.7
Loans in repayment status:
Loans current	460,142		98.1%	439,569		98.2%	318,090		99.2%
Loans delinquent 30-59 days	3,526		0.7	4,327		1.0	1,075		0.3
Loans delinquent 60-89 days	2,403		0.5	1,497		0.3	723		0.2
Loans delinquent 90 days or greater	3,096		0.7	2,317		0.5	1,006		0.3
Total loans in repayment	469,167	88.6	100.0%	447,710	92.8	100.0%	320,894	91.0	100.0%
Total private education loans	529,396	100.0%		482,445	100.0%		352,654	100.0%
Accrued interest receivable	6,400			4,103			3,098
Loan discount, net of unamortized premiums and deferred origination costs	(6,652)			(4,581)			5,786
Allowance for loan losses	(11,732)			(10,086)			(3,670)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$517,412			$471,881			$357,868

	As of September 30, 2025			As of December 31, 2024			As of September 30, 2024
Consumer and other loans - Nelnet Bank (a):
Loans in deferment	$9,954	3.7%		$5,186	3.2%		$3,073	1.5%
Loans in repayment status:
Loans current	254,720		99.2%	155,772		99.2%	198,613		97.3%
Loans delinquent 30-59 days	694		0.3	803		0.5	2,251		1.1
Loans delinquent 60-89 days	719		0.3	243		0.2	1,497		0.7
Loans delinquent 90 days or greater	452		0.2	148		0.1	1,784		0.9
Total loans in repayment	256,585	96.3	100.0%	156,966	96.8	100.0%	204,145	98.5	100.0%
Total consumer and other loans	266,539	100.0%		162,152	100.0%		207,218	100.0%
Accrued interest receivable	1,563			1,021			1,386
Loan premium, net of unaccreted discount	3,822			1,043			47
Allowance for loan losses	(11,308)			(6,115)			(13,514)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses	$260,616			$158,101			$195,137
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

FICO Scores
An additional key credit quality indicator for Nelnet Bank private education and consumer loans is FICO scores at the time of origination or purchase. The following tables highlight the gross principal balance of Nelnet Bank's portfolios, by year of origination, stratified by FICO score at the time of origination or purchase:
Nelnet Bank Private Education Loans

	Loan balance as of September 30, 2025
	Nine months ended September 30, 2025	2024	2023	2022	2021	Prior years	Total	Percent of total
FICO at origination or purchase:
Less than 705	$4,699	2,948	3,148	4,257	3,685	20,367	39,104	7.4%
705 - 734	7,622	4,871	7,964	17,748	6,828	15,288	60,321	11.4
735 - 764	10,018	5,652	7,482	27,110	11,442	22,907	84,611	16.0
765 - 794	13,521	6,519	5,144	42,073	21,500	27,743	116,500	22.0
Greater than 794	19,279	14,419	12,753	59,625	42,567	73,155	221,798	41.9
No FICO score available or required (a)	—	2,296	4,766	—	—	—	7,062	1.3
	$55,139	36,705	41,257	150,813	86,022	159,460	529,396	100.0%

	Loan balance as of December 31, 2024
	2024	2023	2022	2021	2020	Prior years	Total	Percent of total
FICO at origination or purchase:
Less than 705	$2,566	3,578	4,759	4,182	331	15,485	30,901	6.4%
705 - 734	3,736	8,874	19,666	7,531	426	12,349	52,582	10.9
735 - 764	4,398	8,629	29,918	12,775	1,286	17,920	74,926	15.5
765 - 794	4,600	6,115	46,340	24,073	1,105	23,867	106,100	22.0
Greater than 794	9,971	15,471	67,454	49,408	4,406	63,258	209,968	43.5
No FICO score available or required (a)	2,476	5,492	—	—	—	—	7,968	1.7
	$27,747	48,159	168,137	97,969	7,554	132,879	482,445	100.0%
Nelnet Bank Consumer and Other Loans

	Loan balance as of September 30, 2025
	Nine months ended September 30, 2025	2024	2023	2022	2021	Prior years	Total	Percent of total
FICO at origination:
Less than 720	$14,112	17,370	1,624	—	287	1,342	34,735	13.0%
720 - 769	25,308	38,313	3,870	16	5,582	7,329	80,418	30.2
Greater than 769	51,911	50,469	6,045	97	5,331	3,339	117,192	44.0
No FICO score available or required (a)	27,655	5,793	432	260	54	—	34,194	12.8
	$118,986	111,945	11,971	373	11,254	12,010	266,539	100.0%

	Loan balance as of December 31, 2024
	2024	2023	2022	2021	2020	Prior years	Total	Percent of total
FICO at origination:
Less than 720	$19,264	1,762	—	376	675	1,170	23,247	14.3%
720 - 769	41,217	4,502	19	6,152	5,448	3,105	60,443	37.3
Greater than 769	57,323	6,577	103	5,834	2,755	1,165	73,757	45.5
No FICO score available or required (a)	3,936	437	277	55	—	—	4,705	2.9
	$121,740	13,278	399	12,417	8,878	5,440	162,152	100.0%
(a)    Loans with no FICO score available or required refers to loans issued to borrowers for which the Company cannot obtain a FICO score or are not required to under a special purpose credit program. Management proactively assesses the risk and size of this loan category and, when necessary, takes actions to mitigate the credit risk.

Nonaccrual Status
The Company does not place federally insured loans on nonaccrual status due to the government guaranty. The amortized cost of private education, consumer, and other loans on nonaccrual status, as well as the allowance for loan losses related to such loans, as of September 30, 2025 and December 31, 2024, was not material.
Amortized Cost Basis by Origination Year
The following table presents the amortized cost of the Company's private education, consumer, and other loans by loan status and delinquency amount as of September 30, 2025 based on year of origination. Effective July 1, 2010, no new loan originations can be made under the Federal Family Education Loan Program (the "FFEL Program" or FFELP) and all new federal loan originations must be made under the Federal Direct Loan Program. As such, all of the Company’s federally insured loans were originated prior to July 1, 2010.

	Nine months ended September 30, 2025	2024	2023	2022	2021	Prior years	Total
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$—	—	—	336	2,066	1,830	4,232
Loans in forbearance	—	—	—	36	246	2,371	2,653
Loans in repayment status:
Loans current	—	—	175	3,676	5,002	128,825	137,678
Loans delinquent 31-60 days	—	—	—	21	39	1,254	1,314
Loans delinquent 61-90 days	—	—	—	—	21	844	865
Loans delinquent 91 days or greater	—	—	—	—	72	923	995
Total loans in repayment	—	—	175	3,697	5,134	131,846	140,852
Total private education loans	$—	—	175	4,069	7,446	136,047	147,737
Accrued interest receivable							1,291
Loan discount, net of unamortized premiums							(4,740)
Allowance for loan losses							(7,103)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$137,185
Gross charge-offs - nine months ended September 30, 2025	$—	—	—	—	52	1,864	1,916

Consumer loans and other financing receivables - Non-Nelnet Bank:
Loans in deferment	$—	452	902	—	—	—	1,354
Loans in repayment status:
Loans current	766,123	35,952	24,275	1,549	238	271	828,408
Loans delinquent 31-60 days	1,449	1,374	550	170	—	—	3,543
Loans delinquent 61-90 days	589	1,015	697	42	—	—	2,343
Loans delinquent 91 days or greater	371	3,379	680	588	73	—	5,091
Total loans in repayment	768,532	41,720	26,202	2,349	311	271	839,385
Total consumer loans and other financing receivables	$768,532	42,172	27,104	2,349	311	271	840,739
Accrued interest receivable							1,102
Loan discount and deferred lender fees, net of unamortized premiums							(16,215)
Allowance for loan losses							(33,147)
Total consumer loans and other financing receivables and accrued interest receivable, net of allowance for loan losses							$792,479
Gross charge-offs - nine months ended September 30, 2025	$5,565	8,322	6,134	280	9	9	20,319

	Nine months ended September 30, 2025	2024	2023	2022	2021	Prior years	Total
Private education loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$21,876	20,602	9,206	5,577	285	1,207	58,753
Loans in forbearance	—	—	146	483	152	695	1,476
Loans in repayment status:
Loans current	33,129	15,707	30,680	143,901	84,322	152,403	460,142
Loans delinquent 30-59 days	98	67	299	460	501	2,101	3,526
Loans delinquent 60-89 days	3	196	300	201	617	1,086	2,403
Loans delinquent 90 days or greater	33	133	626	191	145	1,968	3,096
Total loans in repayment	33,263	16,103	31,905	144,753	85,585	157,558	469,167
Total private education loans	$55,139	36,705	41,257	150,813	86,022	159,460	529,396
Accrued interest receivable							6,400
Loan discount, net of unamortized premiums and deferred origination costs							(6,652)
Allowance for loan losses							(11,732)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$517,412
Gross charge-offs - nine months ended September 30, 2025	$—	376	782	628	372	3,145	5,303

Consumer and other loans - Nelnet Bank (a):
Loans in deferment	$7,936	2,018	—	—	—	—	9,954
Loans in repayment status:
Loans current	111,040	108,582	11,778	373	11,085	11,862	254,720
Loans delinquent 30-59 days	10	499	114	—	61	10	694
Loans delinquent 60-89 days	—	472	79	—	108	60	719
Loans delinquent 90 days or greater	—	374	—	—	—	78	452
Total loans in repayment	111,050	109,927	11,971	373	11,254	12,010	256,585
Total consumer and other loans	$118,986	111,945	11,971	373	11,254	12,010	266,539
Accrued interest receivable							1,563
Loan premium, net of unaccreted discount							3,822
Allowance for loan losses							(11,308)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses							$260,616
Gross charge-offs - nine months ended September 30, 2025	$61	1,205	283	—	306	174	2,029
(a) For the periods presented for Nelnet Bank, the delinquency bucket periods conform with the delinquency bucket periods reflected in Nelnet Bank's Call Reports filed with the Federal Deposit Insurance Corporation.

4.  Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of September 30, 2025
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$6,258,938	4.68% - 6.27%	8/26/30 - 9/25/69
Bonds and notes based on auction	60,585	0.01% - 5.50%	3/22/32 - 3/1/42
Total FFELP variable-rate bonds and notes	6,319,523
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	312,850	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facilities	535,389	5.02% - 5.19%	1/29/27 / 5/1/27
Consumer loan warehouse and other facilities	625,570	5.43% - 6.12%	11/13/27 - 2/29/28
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	39,924	5.65% / 6.61%	6/25/49 / 11/25/53
Fixed-rate bonds and notes issued in private education loan asset-backed securitizations	30,952	7.15%	11/25/53
Unsecured line of credit	—	—	9/22/26
Participation agreements	1,648	5.05% - 5.82%	5/4/26 / 7/28/32
	7,865,856
Discount on bonds and notes payable and debt issuance costs	(43,325)
Total	$7,822,531

	As of December 31, 2024
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$6,923,824	4.89% - 6.45%	8/26/30 - 9/25/69
Bonds and notes based on auction	36,395	5.71% - 5.72%	3/22/32 - 8/25/37
Total FFELP variable-rate bonds and notes	6,960,219
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	346,359	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facilities	853,165	4.41% - 4.69%	1/31/26 / 4/1/26
Consumer loan warehouse facilities	90,000	4.46% / 4.57%	8/1/26 / 11/13/27
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	54,973	5.90% / 6.82%	6/25/49 / 11/25/53
Fixed-rate bonds and notes issued in private education loan asset-backed securitizations	50,415	5.35% / 7.15%	12/28/43 / 11/25/53
Unsecured line of credit	—	—	9/22/26
Participation agreements	3,320	5.27% - 5.82%	5/4/25 / 1/30/33
	8,358,451
Discount on bonds and notes payable and debt issuance costs	(48,654)
Total	$8,309,797

Warehouse and Other Facilities
The Company funds a portion of its loan acquisitions through the use of warehouse and other secured facilities. Loan warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements. The following table summarizes the Company's warehouse and other facilities as of September 30, 2025:

Type of loans	Maximum financing amount	Amount outstanding	Amount available	Expiration of liquidity provisions	Final maturity date	Advance rate	Advanced as equity support
FFELP (a)	$800,000	393,141	406,859	1/30/2026	1/29/2027	note (b)	$29,556
FFELP (c)	375,000	142,248	232,752	5/1/2026	5/1/2027	92%	12,197
	$1,175,000	535,389	639,611				$41,753
Consumer loans and other financing receivables	$925,000	625,570	299,430	11/13/2026 - 7/31/2027	11/13/2027 - 2/29/2028	50% - 90%	$120,711
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
Unsecured Line of Credit
The Company has a $495.0 million unsecured line of credit that has a maturity date of September 22, 2026. As of September 30, 2025, no amount was outstanding on the line of credit and $495.0 million was available for future use.
Debt Repurchases
The following table summarizes the Company's repurchases of its own debt. Gains/losses recorded by the Company from the repurchase of debt are included in "other, net" in "other income (expense)" on the Company's consolidated statements of income.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Purchase price	$(385,853)	(357)	(528,723)	(4,556)
Par value	377,571	365	520,891	4,555
Remaining unamortized cost of issuance	(22)	(1)	(33)	(1)
(Loss) gain, net	$(8,304)	7	(7,865)	(2)
The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of September 30, 2025, the Company holds $499.5 million (par value) of its own FFELP asset-backed securities.

5.  Derivative Financial Instruments
Non-Nelnet Bank Derivatives
The Company uses settled-to-market derivative financial instruments to manage interest rate risk. Derivative instruments used as part of the Company's interest rate risk management strategy are further described in note 5 of the notes to consolidated financial statements included in the 2024 Annual Report.
Basis Swaps
The following table summarizes the Company’s outstanding basis swaps as of September 30, 2025 and December 31, 2024 used to hedge its basis risk and repricing risk on a portion of its FFELP student loan assets. For these derivative instruments, the Company receives payments indexed to three-month SOFR and makes payments based on the one-month SOFR index (plus or minus a spread) as defined in the agreements (the "Basis Swaps").

Maturity	Notional amount
2026	$1,150,000
2027	250,000
$1,400,000
Interest Rate Swaps – Floor Income Hedges
The following table summarizes the outstanding derivative instruments used by the Company as of September 30, 2025 and December 31, 2024 to economically hedge loans earning fixed-rate floor income. For these derivative instruments, the Company receives payments based on SOFR, the majority of which reset quarterly.

Maturity	Notional amount	Weighted average fixed rate paid by the Company
2026	$200,000	3.92%
2028	50,000	3.56
2029 (a)	50,000	3.17
2030 (b)	100,000	3.63
	$400,000	3.71%
(a)    This $50 million notional amount derivative has a forward effective start date in January 2026.
(b)    A $50 million notional amount derivative has a forward effective start date in November 2025.

Nelnet Bank Derivatives
Nelnet Bank uses non-centrally cleared derivative instruments to hedge exposure to variability in cash flows from variable-rate intercompany and third-party deposits to minimize volatility from future changes in interest rates. Nelnet Bank has designated all of its derivative instruments as cash flow hedges; however, the derivatives that hedge intercompany deposits are not eligible for hedge accounting in the consolidated financial statements.
Interest Rate Swaps - Intercompany Deposits
The following table summarizes the outstanding derivative instruments used by Nelnet Bank to hedge intercompany deposits. For these derivative instruments, the Company receives monthly or quarterly payments based on SOFR that reset daily.

	As of September 30, 2025		As of December 31, 2024
Maturity	Notional amount	Weighted average fixed rate paid by the Company	Notional amount	Weighted average fixed rate paid by the Company
2028	$40,000	3.33%	$40,000	3.33%
2029	25,000	3.37	25,000	3.37
2030 (a)	50,000	3.06	50,000	3.06
2032 (b)	25,000	4.03	25,000	4.03
2033 (c)	25,000	3.90	25,000	3.90
2035 (d)	30,000	3.79	—	—
	$195,000	3.50%	$165,000	3.44%
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

	As of September 30, 2025
Maturity	Notional amount	Weighted average fixed rate paid by the Company
2030	$25,000	3.57%
2035	25,000	3.87
	$50,000	3.72%
Nelnet Bank's derivatives used to hedge third-party deposits qualify for hedge accounting. As such, the changes in the fair value of these derivatives are recognized in other comprehensive income, net of tax, in the consolidated financial statements. Derivative settlements for cash flow hedges are included in "interest expense" on the consolidated statements of income, which were not material for the three and nine months ended September 30, 2025.

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

	Fair value of asset derivatives		Fair value of liability derivatives
	As of September 30, 2025	As of December 31, 2024	As of September 30, 2025	As of December 31, 2024
Interest rate swaps - intercompany deposits	$359	3,232	1,736	53
Interest rate swaps - third-party deposits (cash flow hedges)	—	—	755	—
	$359	3,232	2,491	53
Statements of Income
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income related to derivative instruments that do not qualify for hedge accounting:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Settlements:
Basis swaps	$156	159	463	773
Interest rate swaps - floor income hedges	438	1,200	1,293	3,583
Interest rate swaps - intercompany deposits	167	281	494	690
Total settlements - income	761	1,640	2,250	5,046
Change in fair value:
Basis swaps	(147)	(125)	(429)	(710)
Interest rate swaps - floor income hedges	(314)	(9,393)	(5,993)	(2,165)
Interest rate swaps - intercompany deposits	(327)	(3,647)	(4,556)	(793)
Total change in fair value - expense	(788)	(13,165)	(10,978)	(3,668)
Derivative market value adjustments and derivative settlements, net - (expense) income	$(27)	(11,525)	(8,728)	1,378

6.  Investments and Notes Receivable
“Total investments and notes receivable” consisted of the following:

	As of September 30, 2025				As of December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investments at fair value:
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan	$92,175	3,716	(664)	95,227	188,386	5,804	(896)	193,294
FFELP loan and other debt securities - restricted (a)	122,667	3,518	(200)	125,985	98,914	3,151	(78)	101,987
Private education loan (b)	206,153	76	(13,591)	192,638	237,288	—	(18,118)	219,170
Other debt securities	77,564	2,387	(8)	79,943	32,552	2,500	—	35,052
Total Non-Nelnet Bank	498,559	9,697	(14,463)	493,793	557,140	11,455	(19,092)	549,503
Nelnet Bank:
FFELP loan	221,313	5,931	(595)	226,649	231,543	6,060	(270)	237,333
Private education loan	14,293	—	(2)	14,291	1,596	—	—	1,596
Other debt securities	546,020	2,594	(1,280)	547,334	296,944	1,775	(1,325)	297,394
Total Nelnet Bank	781,626	8,525	(1,877)	788,274	530,083	7,835	(1,595)	536,323
Total available-for-sale asset-backed securities	$1,280,185	18,222	(16,340)	1,282,067	1,087,223	19,290	(20,687)	1,085,826
Equity securities and funds measured at net asset value				109,821				74,494
Total investments at fair value				1,391,888				1,160,320
Other investments and notes receivable (not measured at fair value):
Nelnet Bank: Held-to-maturity asset-backed securities
FFELP loan				201,041				203,439
Private education loan				—				7,335
Total Nelnet Bank held-to-maturity asset-backed securities				201,041				210,774
Venture capital, funds, and other:
Measurement alternative (c)				230,319				200,782
Equity method				175,373				170,258
Total venture capital and funds				405,692				371,040
Real estate equity method				201,873				131,745
Investment in ALLO (d):
Voting interest/equity method				—				—
Preferred membership interests and accrued and unpaid preferred return				—				225,614
Total investment in ALLO				—				225,614
Beneficial interest in loan securitizations (e):
Consumer loans, net of allowance for credit losses of $43,153 and $38,590 as of September 30, 2025 and December 31, 2024, respectively				140,742				142,764
Private education loans, net of allowance for credit losses of $4,970 and $901 as of September 30, 2025 and December 31, 2024, respectively				42,770				52,824
Federally insured student loans				18,288				18,221
Total beneficial interest in loan securitizations, net of allowance				201,800				213,809
Solar (f)				(210,336)				(155,048)
Notes receivable				33,376				32,258
Tax liens, affordable housing, and other				14,191				10,184
Total other investments and notes receivable (not measured at fair value)				847,637				1,040,376
Total investments and notes receivable				$2,239,525				$2,200,696

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
(c)    The Company has an investment in an unaffiliated third-party technology company (the “Investee”). On August 11, 2025, the Investee completed an additional equity raise and accepted tender offers to redeem existing equity holders with a portion of the proceeds. The Company redeemed a portion of its investment and received cash proceeds of $10.1 million and recognized a gain of $7.8 million. This gain is included in "other, net" in "other income (expense)" on the consolidated statements of income. The Company accounts for its investment in the Investee using the measurement alternative method, which requires it to adjust its carrying value of the investment for changes resulting from observable market transactions. As a result of the Investee’s equity raise, the Company recognized a gain of $22.4 million during the third quarter of 2025 to adjust its carrying value of its remaining investment in the Investee to reflect the August 2025 transaction value. This gain is included in "other, net" in "other income (expense)" on the consolidated statements of income. After the completion of this transaction, the Company's carrying amount of its remaining investment in the Investee is $31.7 million.
The Company has an investment in Agile Sports Technologies, Inc. (doing business as “Hudl”). During the first quarter of 2025, the Company acquired additional ownership interests in Hudl for $3.8 million from existing Hudl investors. This transaction was not considered an observable market transaction (not orderly) because it was not subject to customary marketing activities. Accordingly, the Company did not adjust its carrying value of its Hudl investment to the transaction value. As of September 30, 2025, the carrying amount of the Company's investment in Hudl was $172.5 million. David S. Graff, who has served on the Company's Board of Directors since May 2014, is CEO, co-founder, and a director of Hudl.
(d)    On June 4, 2025, the Company redeemed a portion of its voting membership interests in ALLO and all its outstanding preferred membership interests, including the preferred return accrued on such membership interests through June 3, 2025. See note 2 for additional information. The Company's voting membership interest in ALLO is accounted for using the HLBV method of accounting. Using the HLBV method of accounting, the Company recognized $10.7 million of losses during the first quarter of 2024, reducing the carrying value of the voting membership interest investment to $0. Absent additional equity contributions with respect to ALLO's voting membership interest, the Company will not recognize additional losses for its voting membership interest in ALLO. Prior to redeeming all its outstanding preferred membership interests in June 2025, the Company recognized $4.8 million on its ALLO preferred membership interests during the three months ended September 30, 2024 and $14.4 million and $11.4 million during the nine months ended September 30, 2025 and 2024, respectively. The income statement activity from the Company's investment in ALLO is included in "other, net" in "other income (expense)" on the consolidated statements of income.
(e)    The Company has partial ownership in certain consumer, private education, and federally insured student loan securitizations, which are accounted for as held-to-maturity beneficial interest investments. As of the latest remittance reports filed by the various trusts prior to or as of September 30, 2025, the Company's ownership correlates to approximately $1.07 billion, $400 million, and $280 million of consumer, private education, and federally insured student loans, respectively, included in these securitizations. The Company has recorded an allowance for credit losses (and related provision expense) on these investments. See note 9 for additional information.
(f)    The Company invests in solar tax equity investments through investment partnerships. Due to the management and control of each of these investment partnerships, such partnerships that invest in tax equity investments are consolidated on the Company’s consolidated financial statements, with the third-party co-investor’s portion being presented as noncontrolling interests. As of September 30, 2025, the Company has invested a total of $306.1 million and its third-party investors have invested $307.5 million in tax equity investments that remain outstanding in renewable energy solar partnerships that support the development and operations of solar projects. The carrying value of the Company’s investment in a solar project is reduced by tax credits earned when the solar project is placed in service. As of September 30, 2025, the Company and its third-party co-investors have earned $337.2 million and $295.7 million, respectively, of tax credits on those projects that remain outstanding. The solar investment negative carrying value on the consolidated balance sheet of $210.3 million as of September 30, 2025 represents the sum of total tax credits earned on solar projects placed in service through September 30, 2025 and the calculated HLBV cumulative net losses being larger than the total investment contributions made by the Company and its syndication partners on such projects. The solar investment negative carrying value as of September 30, 2025, excluding the portion owned by syndication partners that is reflected as "noncontrolling interests" on the consolidated balance sheet, was $109.8 million.
The Company accounts for its solar investments using the HLBV method of accounting. For the majority of the Company’s solar investments, the HLBV method of accounting results in accelerated losses in the initial years of investment and gains recognized at the end of the contractual agreement (typically five years). The following table presents (i) the Company's recognized HLBV losses and gains recognized from sales of certain investments, which include losses and gains attributable to third-party noncontrolling interest investors (syndication partners), included in “other, net” in "other income (expense)" on the consolidated statements of income, (ii) solar net losses and gains attributed to noncontrolling interest investors included in “net loss attributable to noncontrolling interests” on the consolidated statements of income, and (iii) the recognized pre-tax net loss attributable to the Company:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Losses from HLBV accounting (gross)	$(10,884)	(11,238)	(19,963)	(15,276)
Gains from sales (gross)	—	—	8,033	4,208
Losses from solar investments, net	(10,884)	(11,238)	(11,930)	(11,068)
Less: losses attributable to noncontrolling members, net	(5,659)	(3,936)	(9,863)	(5,568)
Net loss attributable to the Company	$(5,225)	(7,302)	(2,067)	(5,500)
The following table presents, by remaining contractual maturity, the amortized cost and fair value of debt securities as of September 30, 2025:

	As of September 30, 2025
	1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan	$—	205	2,525	89,445	92,175
FFELP loan and other debt securities - restricted	—	5,500	17,599	99,568	122,667
Private education loan	—	—	—	206,153	206,153
Other debt securities	—	7,790	34,128	35,646	77,564
Total Non-Nelnet Bank	—	13,495	54,252	430,812	498,559
Fair value	—	13,609	54,416	425,768	493,793
Nelnet Bank:
FFELP loan	49,259	13,009	21,618	137,427	221,313
Private education loan	—	—	13,562	731	14,293
Other debt securities	—	33,243	73,023	439,754	546,020
Total Nelnet Bank	49,259	46,252	108,203	577,912	781,626
Fair value	49,005	46,359	108,682	584,228	788,274
Total available-for-sale asset-backed securities at amortized cost	$49,259	59,747	162,455	1,008,724	1,280,185
Total available-for-sale asset-backed securities at fair value	$49,005	59,968	163,098	1,009,996	1,282,067
Held-to-maturity asset-backed securities
Nelnet Bank:
FFELP loan - amortized cost	$—	2,546	13,132	185,363	201,041
FFELP loan - fair value	$—	2,582	13,024	190,386	205,992
Beneficial interest in loan securitizations (a):
Amortized cost	$—	—	—	—	201,800
Fair value	$—	—	—	—	213,278
(a) The Company's beneficial interest in loan securitizations is not due at a single maturity date.
The following table summarizes the unrealized positions for held-to-maturity asset-backed securities investments and the beneficial interest in loan securitizations as of September 30, 2025:

	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Asset-backed securities	$201,041	5,527	(576)	205,992
Beneficial interest in loan securitizations	201,800	13,170	(1,692)	213,278

The following table presents securities classified as available-for-sale that have gross unrealized losses as of September 30, 2025 and the fair value of such securities as of September 30, 2025. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities in the table below have been evaluated to determine if a credit loss exists. As part of that assessment, the Company concluded it currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses.

	As of September 30, 2025
	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan	$(179)	8,352	(485)	22,383	(664)	30,735
FFELP loan and other debt securities - restricted	(110)	13,072	(90)	4,991	(200)	18,063
Private education loan	—	—	(13,591)	152,779	(13,591)	152,779
Other debt securities	(8)	8,038	—	—	(8)	8,038
Total Non-Nelnet Bank	(297)	29,462	(14,166)	180,153	(14,463)	209,615
Nelnet Bank:
FFELP loan	(442)	60,836	(153)	11,698	(595)	72,534
Private education loan	(2)	13,560	—	—	(2)	13,560
Other debt securities	(412)	41,640	(868)	6,320	(1,280)	47,960
Total Nelnet Bank	(856)	116,036	(1,021)	18,018	(1,877)	134,054
Total available-for-sale asset-backed securities	$(1,153)	145,498	(15,187)	198,171	(16,340)	343,669
The following table summarizes the gross proceeds received and gross realized gains and losses related to sales of available-for-sale asset-backed securities:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Gross proceeds from sales	$96,345	105,628	205,954	372,176

Gross realized gains	$1,145	1,791	2,701	4,362
Gross realized losses	(291)	(70)	(770)	(1,036)
Net gains	$854	1,721	1,931	3,326

7. Intangible Assets
Intangible assets consisted of the following:

	Weighted average remaining useful life as of September 30, 2025 (months)
		As of	As of
		September 30, 2025	December 31, 2024
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $57,142 and $54,644, respectively)	89	$30,702	34,960
Trade name (net of accumulated amortization of $263 and $205, respectively)	79	507	565
Computer software (net of accumulated amortization of $1,175 and $917, respectively)	19	545	803
Total amortizable intangible assets, net	88	$31,754	36,328
The Company recorded amortization expense on its intangible assets of $1.5 million and $2.1 million for the three months ended September 30, 2025 and 2024, respectively, and $4.6 million and $6.4 million during the nine months ended September 30, 2025 and 2024, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of September 30, 2025, the Company estimates it will record amortization expense as follows:

2025 (October 1 - December 31)	$1,525
2026	6,012
2027	5,714
2028	5,354
2029	4,008
2030 and thereafter	9,141
$31,754
8. Goodwill
The following table presents the carrying amount of goodwill as of September 30, 2025 and December 31, 2024 by reportable operating segment:

			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Total
Total goodwill	$23,639	92,507	41,883	—	—	—	158,029

9.  Impairment Expense and Provision for Beneficial Interests
The following table presents the impairment charges and provision for beneficial interests, by asset and reportable operating segment, recognized by the Company. These expense items are included in “impairment expense and provision for beneficial interests” in the consolidated statements of income.

			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Total
	Three months ended September 30, 2025
Investments - solar tax equity (a)	$—	—	—	—	—	5,761	5,761
Investments - beneficial interest in loan securitizations (b)	—	—	2,145	—	—	—	2,145
Property and equipment - internally developed software	—	1,145	—	—	—	—	1,145
Leases, buildings, and associated improvements (c)	—	—	—	—	—	94	94
	$—	1,145	2,145	—	—	5,855	9,145
	Three months ended September 30, 2024
Investments - beneficial interest in loan securitizations (b)	$—	—	28,952	—	—	—	28,952
Investments - venture capital	—	—	—	—	—	100	100
	$—	—	28,952	—	—	100	29,052
	Nine months ended September 30, 2025
Investments - solar tax equity (a)	$—	—	—	—	—	5,761	5,761
Investments - beneficial interest in loan securitizations (b)	—	—	8,632	—	—	—	8,632
Property and equipment - internally developed software	—	1,145	—	—	—	—	1,145
Leases, buildings, and associated improvements (c)	—	—	—	—	81	3,363	3,444
Property and equipment - solar facilities (d)	—	—	—	—	—	1,902	1,902
Investments - venture capital	—	—	—	—	—	140	140
	$—	1,145	8,632	—	81	11,166	21,024
	Nine months ended September 30, 2024
Investments - beneficial interest in loan securitizations (b)	—	—	34,863	—	—	—	34,863
Property and equipment / other assets - solar facilities and inventory (e)	—	—	—	—	—	1,865	1,865
Investments - venture capital	—	—	—	—	—	137	137
	$—	—	34,863	—	—	2,002	36,865
(a)     The Company recorded a non-cash impairment related to its ownership in a solar development project.
(b)    The Company recorded a non-cash allowance for credit losses (and related provision expense) related to the Company's beneficial interest in certain loan securitizations due primarily to an increase in cumulative loss expectations.
(c)    The Company recorded non-cash impairment charges related to operating lease assets and associated leasehold improvements as a result of the Company consolidating office space.
(d)    In the second quarter of 2025, the Company received notification of a customer contract cancellation. As a result, the Company recorded an impairment charge related to construction in progress for a solar facility.
(e)    In April 2024, the Company announced a change in its solar engineering, procurement, and construction (EPC) operations to focus exclusively on the commercial solar market and discontinued its residential solar operations. As a result, the Company recognized non-cash impairment charges on certain solar facilities and inventory related to the residential solar operations.

10.  Bank Deposits
The following table summarizes Nelnet Bank’s interest-bearing deposits, excluding intercompany deposits:

	As of	As of
	September 30, 2025	December 31, 2024
Retail and other savings	$1,180,088	916,475
Brokered CDs, net of brokered deposit fees	275,844	247,872
Retail and other CDs, net of issuance fees	20,833	21,784
Total interest-bearing deposits	$1,476,765	1,186,131
As of September 30, 2025 and December 31, 2024, Nelnet Bank had intercompany deposits from Nelnet, Inc. and its subsidiaries totaling $256.3 million and $68.5 million, respectively, including a $40.0 million pledged deposit from Nelnet, Inc. as required under a Capital and Liquidity Maintenance Agreement with the FDIC. All intercompany deposits held at Nelnet Bank are eliminated for consolidated financial reporting purposes.
The following table presents the remaining maturities of certificates of deposit as of September 30, 2025:

One year or less	$149,058
After one year to two years	74,996
After two years to three years	349
After three years to four years	51,215
After four years to five years	—
After five years	21,059
Total	$296,677
Retail and other savings deposits included deposits from Educational 529 College Savings and Health Savings plans, retirement savings plans, Short Term Federal Investment Trust (STFIT), and FDIC sweep deposits. These deposits are large interest-bearing omnibus accounts structured to allow FDIC insurance to flow through to underlying individual depositors. Deposits that exceeded the FDIC insurance limits as of September 30, 2025 were $44.0 million, the majority of which were intercompany deposits from Nelnet, Inc. and its subsidiaries. Union Bank, a related party, is the program manager for certain of the Educational 529 College Savings plans and trustee for the STFIT.

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

	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
	Three months ended September 30,
	2025			2024
Numerator:
Net income attributable to Nelnet, Inc.	$104,750	1,934	106,684	2,343	45	2,388
Denominator:
Weighted-average common shares outstanding - basic and diluted	35,657,976	658,339	36,316,315	35,743,895	686,590	36,430,485
Earnings per share - basic and diluted	$2.94	2.94	2.94	0.07	0.07	0.07

	Nine months ended September 30,
	2025			2024
Numerator:
Net income attributable to Nelnet, Inc.	$363,914	6,789	370,703	118,549	2,337	120,886
Denominator:
Weighted-average common shares outstanding - basic and diluted	35,759,099	667,089	36,426,188	35,993,634	709,680	36,703,314
Earnings per share - basic and diluted	$10.18	10.18	10.18	3.29	3.29	3.29

12.  Segment Reporting
See note 16 of the notes to consolidated financial statements included in the 2024 Annual Report for a description of the Company's operating segments. The following tables present the results of each of the Company's reportable operating segments reconciled to the consolidated financial statements:

	Three months ended September 30, 2025
	Reportable Segments					Reconciling Items
	Loan Servicing and Systems (LSS)	Education Technology Services and Payments (ETSP)	Asset Generation and Management	Nelnet Bank	Total Reportable Segments	NFS Other Operating Segments	Corporate and Other Activities	Eliminations/ Reclassifications	Total
Interest income:
Loan interest	$—	—	145,984	16,733	162,717	—	—	—	162,717
Investment interest	531	8,564	12,051	14,849	35,995	14,985	3,134	(10,872)	43,241
Total interest income	531	8,564	158,035	31,582	198,712	14,985	3,134	(10,872)	205,958
Interest expense	—	—	113,350	16,179	129,529	1,359	692	(10,872)	120,708
Net interest income	531	8,564	44,685	15,403	69,183	13,626	2,442	—	85,250
Less (negative provision) provision for loan losses	—	—	(7,374)	3,811	(3,563)	—	—	—	(3,563)
Net interest income after provision for loan losses	531	8,564	52,059	11,592	72,746	13,626	2,442	—	88,813
Other income (expense):
LSS revenue	151,052	—	—	—	151,052	—	—	—	151,052
ETSP revenue	—	129,321	—	—	129,321	—	—	—	129,321
Intersegment revenue	5,313	70	—	—	5,383	—	—	(5,383)	—
Reinsurance premiums earned	—	—	—	—	—	23,165	—	—	23,165
Solar construction revenue	—	—	—	—	—	—	5,738	—	5,738
Other, net	105	—	195	1,308	1,608	5,674	28,336	112	35,730
Loss on sale of loans, net	—	—	(2,472)	—	(2,472)	—	—	—	(2,472)
Gain on partial redemption of ALLO investment	—	—	—	—	—	—	—	—	—
Derivative settlements, net	—	—	594	167	761	—	—	—	761
Derivative market value adjustments, net	—	—	(461)	(327)	(788)	—	—	—	(788)
Total other income (expense), net	156,470	129,391	(2,144)	1,148	284,865	28,839	34,074	(5,271)	342,507
Cost of services and expenses:
Total cost of services	2,021	50,363	—	—	52,384	—	7,607	—	59,991
Salaries and benefits	70,126	43,029	1,971	2,817	117,943	668	26,193	(26)	144,778
Depreciation and amortization	1,725	2,504	—	355	4,584	—	2,743	—	7,327
Reinsurance losses and underwriting expenses	—	—	—	—	—	19,962	—	—	19,962
Postage expense	8,735				8,735			(8,735)	—
Servicing fees			6,687	838	7,525			(7,525)	—
Other expenses (a)	10,862	9,537	1,243	1,916	23,558	1,103	17,901	11,107	53,669
Intersegment expenses, net	17,262	6,420	1,248	726	25,656	289	(25,741)	(204)	—
Total operating expenses	108,710	61,490	11,149	6,652	188,001	22,022	21,096	(5,383)	225,736
Impairment expense and provision for beneficial interests	—	1,145	2,145	—	3,290	—	5,855	—	9,145
Total expenses	110,731	112,998	13,294	6,652	243,675	22,022	34,558	(5,383)	294,872
Income (loss) before income taxes	46,270	24,957	36,621	6,088	113,936	20,443	1,958	112	136,448
Income tax (expense) benefit	(11,105)	(5,990)	(8,783)	(1,483)	(27,361)	(4,866)	(3,547)	—	(35,773)
Net income (loss)	35,165	18,967	27,838	4,605	86,575	15,577	(1,589)	112	100,675
Net (income) loss attributable to noncontrolling interests	—	—	(27)	—	(27)	(169)	6,317	(112)	6,009
Net income (loss) attributable to Nelnet, Inc.	$35,165	18,967	27,811	4,605	86,548	15,408	4,728	—	106,684

Total assets as of September 30, 2025	$200,205	525,704	10,042,521	2,003,322	12,771,752	1,330,228	671,263	(896,561)	13,876,682
(a)    Other expenses for each reportable segment includes:
LSS - communications, professional fees, software, and computer services and subscriptions.
ETSP - advertising, professional fees, analysis fees, computer services and subscriptions, and travel.
AGM - trustee fees and professional fees.
Nelnet Bank - marketing, consulting and professional fees, collection costs, software, FDIC insurance, and management fee expense.

	Three months ended September 30, 2024
	Reportable Segments					Reconciling Items
	Loan Servicing and Systems (LSS)	Education Technology Services and Payments (ETSP)	Asset Generation and Management	Nelnet Bank	Total Reportable Segments	NFS Other Operating Segments	Corporate and Other Activities	Eliminations/ Reclassifications	Total
Interest income:
Loan interest	$—	—	180,571	9,639	190,210	—	—	—	190,211
Investment interest	894	9,734	18,970	12,522	42,120	12,415	3,105	(7,368)	50,272
Total interest income	894	9,734	199,541	22,161	232,330	12,415	3,105	(7,368)	240,483
Interest expense	—	—	161,142	11,606	172,748	2,245	704	(7,368)	168,328
Net interest income	894	9,734	38,399	10,555	59,582	10,170	2,401	—	72,155
Less (negative provision) provision for loan losses	—	—	11,968	6,143	18,111	—	—	—	18,111
Net interest income after provision for loan losses	894	9,734	26,431	4,412	41,471	10,170	2,401	—	54,044
Other income (expense):
LSS revenue	108,175	—	—	—	108,175	—	—	—	108,175
ETSP revenue	—	118,179	—	—	118,179	—	—	—	118,179
Intersegment revenue	5,428	60	—	—	5,488	—	—	(5,488)	—
Reinsurance premiums earned	—	—	—	—	—	16,619	—	—	16,619
Solar construction revenue	—	—	—	—	—	—	19,321	—	19,321
Other, net	690	—	4,918	841	6,449	5,751	3,506	—	15,706
Loss on sale of loans, net	—	—	(107)	—	(107)	—	—	—	(107)
Gain on partial redemption of ALLO investment	—	—	—	—	—	—	—	—	—
Derivative settlements, net	—	—	1,359	281	1,640	—	—	—	1,640
Derivative market value adjustments, net	—	—	(9,518)	(3,647)	(13,165)	—	—	—	(13,165)
Total other income (expense), net	114,293	118,239	(3,348)	(2,525)	226,659	22,370	22,827	(5,488)	266,368
Cost of services and expenses:
Total cost of services	196	45,273	—	—	45,469	—	26,815	—	72,284
Salaries and benefits	76,820	41,053	1,220	2,973	122,066	398	23,852	(124)	146,192
Depreciation and amortization	4,854	2,616	—	343	7,813	—	5,848	—	13,661
Reinsurance losses and underwriting expenses	—	—	—	—	—	16,761	—	—	16,761
Postage expense	8,467				8,467			(8,467)	—
Servicing fees			7,011	285	7,296			(7,296)	—
Other expenses (a)	11,000	7,614	970	2,463	22,047	1,143	11,116	10,379	44,685
Intersegment expenses, net	18,399	4,604	1,276	581	24,860	200	(25,080)	20	—
Total operating expenses	119,540	55,887	10,477	6,645	192,549	18,502	15,736	(5,488)	221,299
Impairment expense and provision for beneficial interests	—	—	28,952	—	28,952	—	100	—	29,052
Total expenses	119,736	101,160	39,429	6,645	266,970	18,502	42,651	(5,488)	322,635
Income (loss) before income taxes	(4,549)	26,813	(16,346)	(4,758)	1,160	14,038	(17,423)	—	(2,223)
Income tax (expense) benefit	1,092	(6,450)	3,923	1,143	(292)	(3,341)	3,915	—	282
Net income (loss)	(3,457)	20,363	(12,423)	(3,615)	868	10,697	(13,508)	—	(1,941)
Net (income) loss attributable to noncontrolling interests	—	54	—	—	54	(117)	4,392	—	4,329
Net income (loss) attributable to Nelnet, Inc.	$(3,457)	20,417	(12,423)	(3,615)	922	10,580	(9,116)	—	2,388

Total assets as of September 30, 2024	$202,366	556,897	10,707,442	1,328,808	12,795,513	1,020,732	763,310	(495,427)	14,084,128
(a)    Other expenses for each reportable segment includes:
LSS - communications, professional fees, software, and computer services and subscriptions.
ETSP - advertising, professional fees, analysis fees, computer services and subscriptions, and travel.
AGM - trustee fees and professional fees.
Nelnet Bank - marketing, consulting and professional fees, software, FDIC insurance, and management fee expense.

	Nine months ended September 30, 2025
	Reportable Segments					Reconciling Items
	Loan Servicing and Systems (LSS)	Education Technology Services and Payments (ETSP)	Asset Generation and Management	Nelnet Bank	Total Reportable Segments	NFS Other Operating Segments	Corporate and Other Activities	Eliminations/ Reclassifications	Total
Interest income:
Loan interest	$—	—	457,752	43,508	501,260	—	—	—	501,260
Investment interest	1,875	20,921	37,462	41,278	101,536	32,676	8,107	(17,504)	124,815
Total interest income	1,875	20,921	495,214	84,786	602,796	32,676	8,107	(17,504)	626,075
Interest expense	—	—	347,719	42,928	390,647	3,558	1,976	(17,504)	378,677
Net interest income	1,875	20,921	147,495	41,858	212,149	29,118	6,131	—	247,398
Less (negative provision) provision for loan losses	—	—	16,770	12,934	29,704	—	—	—	29,704
Net interest income after provision for loan losses	1,875	20,921	130,725	28,924	182,445	29,118	6,131	—	217,694
Other income (expense):
LSS revenue	392,517	—	—	—	392,517	—	—	—	392,517
ETSP revenue	—	394,836	—	—	394,836	—	—	—	394,836
Intersegment revenue	16,600	198	—	—	16,798	—	—	(16,798)	—
Reinsurance premiums earned	—	—	—	—	—	73,964	—	—	73,964
Solar construction revenue	—	—	—	—	—	—	10,992	—	10,992
Other, net	331	—	11,697	1,842	13,870	12,050	56,176	304	82,401
Loss on sale of loans, net	—	—	(1,562)	—	(1,562)	—	—	—	(1,562)
Gain on partial redemption of ALLO investment	—	—	—	—	—	—	175,044	—	175,044
Derivative settlements, net	—	—	1,756	494	2,250	—	—	—	2,250
Derivative market value adjustments, net	—	—	(6,422)	(4,556)	(10,978)	—	—	—	(10,978)
Total other income (expense), net	409,448	395,034	5,469	(2,220)	807,731	86,014	242,212	(16,494)	1,119,464
Cost of services and expenses:
Total cost of services	5,500	138,254	—	—	143,754	—	29,485	—	173,239
Salaries and benefits	205,249	126,368	4,661	8,424	344,702	1,685	71,472	(160)	417,700
Depreciation and amortization	6,199	7,439	—	1,046	14,684	—	9,522	—	24,206
Reinsurance losses and underwriting expenses	—	—	—	—	—	67,836	—	—	67,836
Postage expense	25,861				25,861			(25,861)	—
Servicing fees			20,700	2,329	23,029			(23,029)	—
Other expenses (a)	32,793	28,489	4,595	5,243	71,120	4,080	45,183	32,817	153,200
Intersegment expenses, net	50,980	18,297	3,758	2,089	75,124	854	(75,413)	(565)	—
Total operating expenses	321,082	180,593	33,714	19,131	554,520	74,455	50,764	(16,798)	662,942
Impairment expense and provision for beneficial interests	—	1,145	8,632	—	9,777	81	11,166	—	21,024
Total expenses	326,582	319,992	42,346	19,131	708,051	74,536	91,415	(16,798)	857,205
Income (loss) before income taxes	84,741	95,963	93,848	7,573	282,125	40,596	156,928	304	479,953
Income tax (expense) benefit	(20,338)	(23,042)	(22,508)	(1,816)	(67,704)	(9,645)	(42,945)	—	(120,294)
Net income (loss)	64,403	72,921	71,340	5,757	214,421	30,951	113,983	304	359,659
Net (income) loss attributable to noncontrolling interests	—	45	(67)	—	(22)	(407)	11,777	(304)	11,044
Net income (loss) attributable to Nelnet, Inc.	$64,403	72,966	71,273	5,757	214,399	30,544	125,760	—	370,703

Total assets as of September 30, 2025	$200,205	525,704	10,042,521	2,003,322	12,771,752	1,330,228	671,263	(896,561)	13,876,682
(a)    Other expenses for each reportable segment includes:
LSS - communications, professional fees, collection costs, software, and computer services and subscriptions.
ETSP - advertising, professional fees, analysis fees, computer services and subscriptions, and travel.
AGM - trustee fees and professional fees.
Nelnet Bank - marketing, consulting and professional fees, collection costs, software, FDIC insurance, and management fee expense.

	Nine months ended September 30, 2024
	Reportable Segments					Reconciling Items
	Loan Servicing and Systems (LSS)	Education Technology Services and Payments (ETSP)	Asset Generation and Management	Nelnet Bank	Total Reportable Segments	NFS Other Operating Segments	Corporate and Other Activities	Eliminations/ Reclassifications	Total
Interest income:
Loan interest	$—	—	583,907	25,157	609,064	—	—	—	609,064
Investment interest	4,046	23,315	54,513	33,301	115,175	43,910	9,566	(25,565)	143,086
Total interest income	4,046	23,315	638,420	58,458	724,239	43,910	9,566	(25,565)	752,150
Interest expense	—	—	523,678	31,872	555,550	7,268	2,114	(25,565)	539,367
Net interest income	4,046	23,315	114,742	26,586	168,689	36,642	7,452	—	212,783
Less (negative provision) provision for loan losses	—	—	14,199	18,352	32,551	—	—	—	32,551
Net interest income after provision for loan losses	4,046	23,315	100,543	8,234	136,138	36,642	7,452	—	180,232
Other income (expense):
LSS revenue	344,428	—	—	—	344,428	—	—	—	344,428
ETSP revenue	—	378,627	—	—	378,627	—	—	—	378,627
Intersegment revenue	18,419	166	—	—	18,585	—	—	(18,585)	—
Reinsurance premiums earned	—	—	—	—	—	44,250	—	—	44,250
Solar construction revenue	—	—	—	—	—	—	42,741	—	42,741
Other, net	2,085	—	11,239	1,991	15,315	6,763	11,730	—	33,807
Loss on sale of loans, net	—	—	(1,685)	—	(1,685)	—	—	—	(1,685)
Gain on partial redemption of ALLO investment	—	—	—	—	—	—	—	—	—
Derivative settlements, net	—	—	4,356	690	5,046	—	—	—	5,046
Derivative market value adjustments, net	—	—	(2,875)	(793)	(3,668)	—	—	—	(3,668)
Total other income (expense), net	364,932	378,793	11,035	1,888	756,648	51,013	54,471	(18,585)	843,546
Cost of services and expenses:
Total cost of services	392	134,106	—	—	134,498	—	49,115	—	183,613
Salaries and benefits	224,172	121,956	3,529	8,491	358,148	1,129	72,159	(1,735)	429,701
Depreciation and amortization	15,304	8,012	—	944	24,260	—	21,312	—	45,572
Reinsurance losses and underwriting expenses	—	—	—	—	—	39,066	—	—	39,066
Postage expense	28,350				28,350			(28,350)	—
Servicing fees			24,503	711	25,214			(25,214)	—
Other expenses (a)	31,119	23,772	3,217	5,577	63,685	2,470	37,359	35,306	138,820
Intersegment expenses, net	55,955	14,216	3,756	1,729	75,656	665	(77,729)	1,408	—
Total operating expenses	354,900	167,956	35,005	17,452	575,313	43,330	53,101	(18,585)	653,159
Impairment expense and provision for beneficial interests	—	—	34,863	—	34,863	—	2,002	—	36,865
Total expenses	355,292	302,062	69,868	17,452	744,674	43,330	104,218	(18,585)	873,637
Income (loss) before income taxes	13,686	100,046	41,710	(7,330)	148,112	44,325	(42,295)	—	150,141
Income tax (expense) benefit	(3,284)	(24,035)	(10,010)	1,800	(35,529)	(10,550)	8,426	—	(37,653)
Net income (loss)	10,402	76,011	31,700	(5,530)	112,583	33,775	(33,869)	—	112,488
Net (income) loss attributable to noncontrolling interests	—	101	—	—	101	(366)	8,663	—	8,398
Net income (loss) attributable to Nelnet, Inc.	$10,402	76,112	31,700	(5,530)	112,684	33,409	(25,206)	—	120,886

Total assets as of September 30, 2024	$202,366	556,897	10,707,442	1,328,808	12,795,513	1,020,732	763,310	(495,427)	14,084,128
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

13. Disaggregated Revenue
The following tables present disaggregated revenue for the Company's fee-based operating segments:
Loan Servicing and Systems

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Government loan servicing (a)	$112,798	85,215	285,896	277,705
Private education and consumer loan servicing	24,293	13,057	69,721	38,634
FFELP loan servicing	2,035	2,945	6,909	9,570
Software services	10,584	5,197	27,027	14,617
Outsourced services	1,342	1,761	2,964	3,902
Loan servicing and systems revenue	$151,052	108,175	392,517	344,428
(a)    Upon reaching a final agreement with the Department of Education (the "Department"), the Company recognized $32.9 million of non-recurring revenue during the third quarter of 2025 on a contract modification for services previously performed.
Education Technology Services and Payments

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Tuition payment plan services	$32,971	31,659	109,057	104,702
Payment processing	59,484	55,813	148,535	137,926
Education technology services	36,323	30,080	136,499	133,306
Other	543	627	745	2,693
Education technology services and payments revenue	$129,321	118,179	394,836	378,627
Other Income (Expense)
The following table presents the components of "other, net" in "other income (expense)" on the consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Investment activity, net	$42,317	8,529	56,216	7,447
Administration/sponsor fee income	2,267	1,420	4,978	4,448
Investment advisory services (WRCM)	2,010	1,394	4,987	4,427
Borrower late fee income	1,817	1,741	5,046	7,460
ALLO preferred return	—	4,783	14,400	11,353
Loss from ALLO voting membership interest investment	—	—	—	(10,693)
Loss from solar investments, net	(10,884)	(11,238)	(11,930)	(11,068)
(Loss) gain on debt repurchases	(8,304)	7	(7,865)	(2)
Other	6,507	9,070	16,569	20,435
Other, net	$35,730	15,706	82,401	33,807

14.  Reinsurance
The following table presents reinsurance premiums written and earned and loss reserves, commissions, and broker fees:

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Premiums written:
Assumed	$51,244	43,395	147,178	115,546
Ceded	(19,709)	(21,558)	(53,678)	(57,552)
Net premiums written	$31,535	21,837	93,500	57,994
Premiums earned:
Assumed	$42,178	33,585	133,981	88,978
Ceded	(19,013)	(16,966)	(60,017)	(44,728)
Net premiums earned	$23,165	16,619	73,964	44,250
Loss reserve, commissions, and broker fees:
Assumed	$37,490	33,195	125,231	77,712
Ceded	(17,528)	(16,434)	(57,395)	(38,646)
Reinsurance losses and underwriting expenses	$19,962	16,761	67,836	39,066
The Company’s loss reserve balance, net of amounts ceded to reinsurers, was $63.5 million and $33.1 million as of September 30, 2025 and December 31, 2024, respectively, which is included in "other liabilities" on the consolidated balance sheets.
15.  Major Customer
Government Loan Servicing
The Company earns loan servicing revenue from a servicing contract with the Department. Revenue earned by the Company related to this contract was $112.8 million and $85.2 million for the three months ended September 30, 2025 and 2024, respectively, and $285.9 million and $277.7 million for the nine months ended September 30, 2025 and 2024, respectively.
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

16.  Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	As of September 30, 2025			As of December 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
Asset-backed debt securities - available-for-sale	$100	1,281,967	1,282,067	100	1,085,726	1,085,826
Equity securities	23,731	—	23,731	455	—	455
Equity securities measured at net asset value (a)			86,090			74,039
Total investments	23,831	1,281,967	1,391,888	555	1,085,726	1,160,320
Derivative instruments	—	359	359	—	3,232	3,232
Total assets	$23,831	1,282,326	1,392,247	555	1,088,958	1,163,552
Liabilities:
Derivative instruments	$—	2,491	2,491	—	53	53
Total liabilities	$—	2,491	2,491	—	53	53
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

	As of September 30, 2025
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$10,120,177	9,668,349	—	—	10,120,177
Accrued loan interest receivable	558,912	558,912	—	558,912	—
Cash and cash equivalents	216,425	216,425	216,425	—	—
Investments at fair value	1,391,888	1,391,888	23,831	1,281,967	—
Investments - held-to-maturity asset-backed securities	205,992	201,041	—	205,992	—
Notes receivable	33,376	33,376	—	33,376	—
Beneficial interest in loan securitizations	213,278	201,800	—	—	213,278
Restricted cash	394,074	394,074	394,074	—	—
Restricted cash – due to customers	156,297	156,297	156,297	—	—
Derivative instruments	359	359	—	359	—
Financial liabilities:
Bonds and notes payable	7,846,287	7,822,531	—	7,846,287	—
Accrued interest payable	19,039	19,039	—	19,039	—
Bank deposits	1,469,701	1,476,765	1,007,606	462,095	—
Due to customers	442,735	442,735	442,735	—	—
Derivative instruments	2,491	2,491	—	2,491	—

	As of December 31, 2024
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$10,008,165	9,443,461	—	—	10,008,165
Accrued loan interest receivable	549,283	549,283	—	549,283	—
Cash and cash equivalents	194,518	194,518	194,518	—	—
Investments at fair value	1,160,320	1,160,320	555	1,085,726	—
Investments - held-to-maturity asset-backed securities	216,164	210,774	—	216,164	—
Notes receivable	32,258	32,258	—	32,258	—
Beneficial interest in loan securitizations	229,510	213,809	—	—	229,510
Restricted cash	332,100	332,100	332,100	—	—
Restricted cash – due to customers	404,402	404,402	404,402	—	—
Derivative instruments	3,232	3,232	—	3,232	—
Financial liabilities:
Bonds and notes payable	8,343,565	8,309,797	—	8,343,565	—
Accrued interest payable	21,046	21,046	—	21,046	—
Bank deposits	1,172,707	1,186,131	744,721	427,986	—
Due to customers	478,469	478,469	478,469	—	—
Derivative instruments	53	53	—	53	—
17. Subsequent Event
On October 23, 2025, the Company announced that it entered into a definitive and binding purchase agreement with DH Corporation, a wholly owned subsidiary of Finastra Holdings Limited (“Finastra”), pursuant to which Nelnet Canada, Inc., a wholly owned subsidiary of the Company, will acquire Finastra’s Canadian student loan servicing business for a purchase price of approximately $93 million in cash. The transaction is expected to close in the first calendar quarter of 2026, subject to customary closing conditions.
Finastra’s Canadian student loan servicing business is the leading provider of student loan servicing solutions to governments and financial institutions in Canada providing technology enabled managed services across the loan lifecycle. The business currently services loans for 2.4 million borrowers on proprietary technology platforms. The operating results of this acquisition will be included in the Loan Servicing and Systems reportable operating segment following the closing of the transaction.
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and nine months ended September 30, 2025 and 2024. All dollars are in thousands, except per share amounts, unless otherwise noted.)
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
•risks and uncertainties associated with climate change; and
•risks and uncertainties associated with litigation matters and maintaining compliance with the extensive regulatory requirements applicable to the Company's businesses, including recent changes to the regulatory environment in the United States, and uncertainties inherent in the estimates and assumptions about future events that management is required to make in the preparation of the Company’s consolidated financial statements.
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

OVERVIEW
The Company is a diversified hybrid holding company with primary businesses being consumer lending, loan servicing, payments, and technology – with many of these businesses serving customers in the education space. The largest operating businesses engage in loan servicing and education technology services and payments. A significant portion of the Company's revenue is net interest income earned on a portfolio of federally insured student loans. The Company also makes and manages investments to further diversify both within and outside of its historical core education-related businesses including, but not limited to, investments in a fiber communications company (ALLO), early-stage and emerging growth companies (venture capital investments), real estate, reinsurance, and renewable energy (solar). In the Nelnet Financial Services division, which includes the Asset Generation and Management and Nelnet Bank reportable operating segments, the Company is also actively expanding its private education, consumer, and other loan portfolios.
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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
GAAP net income attributable to Nelnet, Inc.	$106,684	2,388	370,703	120,886
Realized and unrealized derivative market value adjustments (a)	788	13,165	10,978	3,668
Tax effect (b)	(189)	(3,160)	(2,635)	(880)
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$107,283	12,393	379,046	123,674
Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$2.94	0.07	10.18	3.29
Realized and unrealized derivative market value adjustments (a)	0.02	0.36	0.30	0.10
Tax effect (b)	(0.01)	(0.09)	(0.07)	(0.02)
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$2.95	0.34	10.41	3.37
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
The accounting for derivatives requires that changes in the fair value of derivative instruments be recognized currently in earnings, with no fair value adjustment of the hedged item, unless specific hedge accounting criteria are met. Management has structured all of the Company’s derivative transactions with the intent that each is economically effective; however, the majority of the Company’s derivative instruments do not qualify for hedge accounting in the consolidated financial statements. As a result, the change in fair value for the derivative instruments that do not qualify for hedge accounting is reported in current period earnings with no consideration for the corresponding change in fair value of the hedged item. Under GAAP, the cumulative net realized and unrealized gain or loss caused by changes in fair values of derivatives in which the Company plans to hold to maturity will generally equal zero over the life of the contract. However, the net realized and unrealized gain or loss during any given reporting period fluctuates significantly from period to period.
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

Operating Segments
The Company's reportable operating segments are described in note 1 of the notes to consolidated financial statements included in the 2024 Annual Report. They include:
•Loan Servicing and Systems (LSS) - referred to as Nelnet Diversified Services (NDS)
•Education Technology Services and Payments (ETSP) - referred to as Nelnet Business Services (NBS)
•Asset Generation and Management (AGM), part of the Nelnet Financial Services (NFS) division
•Nelnet Bank, part of the NFS division
The Company earns fee-based revenue through its NDS and NBS reportable operating segments. The Company earns net interest income on its loan portfolio, consisting primarily of FFELP loans, through its AGM reportable operating segment. This segment is expected to generate significant amounts of cash as the FFELP portfolio amortizes. The Company actively works to maximize the amount and timing of cash flows generated from its FFELP portfolio and seeks to acquire additional loan assets to leverage its servicing scale and expertise to generate incremental earnings and cash flow. Nelnet Bank operates as an internet industrial bank franchise focused on the private education and unsecured consumer loan markets, with a home office in Salt Lake City, Utah. Other operating segments included in the NFS division include the Company's U.S. Securities and Exchange Commission (SEC)-registered investment advisor subsidiary (Whitetail Rock Capital Management LLC or "WRCM"), property and casualty reinsurance activities, investment activities in real estate, and investments in investment debt securities (primarily student loan and other asset-backed securities).
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
The information below presents the operating results (net income (loss) before taxes) for each of the Company's reportable and certain other operating segments reconciled to the consolidated financial statements for the three and nine months ended September 30, 2025 and 2024. See "Results of Operations" for additional detail regarding each reportable operating segment, the NFS operating segments, and Corporate and Other Activities under this Item 2.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
NDS	$46,270	(4,549)	84,741	13,686
NBS	24,957	26,813	95,963	100,046
Nelnet Financial Services division:
AGM	36,621	(16,346)	93,848	41,710
Nelnet Bank	6,088	(4,758)	7,573	(7,330)
WRCM	1,933	1,276	4,726	4,033
Nelnet Insurance Services	4,061	944	7,268	7,925
Real estate investments	1,513	1,865	(429)	(2,223)
Investment securities	12,936	9,953	29,031	34,590
Corporate:
Unallocated corporate costs	(9,909)	(10,287)	(31,819)	(29,389)
Solar tax equity investments	(15,497)	(8,509)	(16,184)	(8,775)
Nelnet Renewable Energy - solar construction	(6,025)	(10,125)	(30,201)	(18,913)
ALLO investment	1,137	6,606	194,789	1,953
Venture capital investments	33,520	2,136	39,080	4,848
Other corporate activities	(1,268)	2,756	1,263	7,981
Eliminations/reclassifications	112	—	304	—
Net income before taxes	136,448	(2,223)	479,953	150,141
Income tax (expense) benefit	(35,773)	282	(120,294)	(37,653)
Net loss attributable to noncontrolling interests	6,009	4,329	11,044	8,398
Net income	$106,684	2,388	370,703	120,886

2025 Operating Highlights
Certain transactions have impacted the Company's operating results in 2025. These transactions are summarized below.
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
Government Servicing Contract
Upon reaching a final agreement with the Department of Education, the Company's Loan Servicing and Systems operating segment (NDS) recognized $32.9 million of non-recurring revenue in the third quarter 2025 on a contract modification for services previously performed.
Sale of Consumer Loans - Reversal of Allowance
During the third quarter of 2025, the Company's AGM operating segment sold $203.3 million of consumer loans to an unrelated third party who securitized such loans. As partial consideration received for the loans sold, the Company received a residual interest in the loan securitization that is included in "other investments and notes receivable, net" on the Company's consolidated balance sheet. Once a loan is classified as held for sale, any allowance for loan losses that existed immediately prior to the reclassification to held for sale is reversed. During the third quarter of 2025, the Company reduced its allowance (and recognized negative provision expense) of $28.9 million (that increased income) related to this loan sale.
Venture Capital Investment
The Company has an investment in an unaffiliated third-party technology company (the “Investee”). On August 11, 2025, the Investee completed an additional equity raise and accepted tender offers to redeem existing equity holders with a portion of the proceeds. The Company redeemed a portion of its investment and received cash proceeds of $10.1 million and recognized a pre-tax gain of $7.8 million. The Company accounts for its investment in the Investee using the measurement alternative method, which requires it to adjust its carrying value of the investment for changes resulting from observable market transactions. As a result of the Investee’s equity raise, the Company recognized a pre-tax gain of $22.4 million during the third quarter of 2025 to adjust its carrying value of its remaining investment in the Investee to reflect the August 2025 transaction value.
Recent Developments
Canadian Student Loan Servicing Acquisition
On October 23, 2025, the Company announced that it entered into a definitive and binding purchase agreement with DH Corporation, a wholly owned subsidiary of Finastra Holdings Limited (“Finastra”), pursuant to which Nelnet Canada, Inc., a wholly owned subsidiary of the Company, will acquire Finastra’s Canadian student loan servicing business for a purchase price of approximately $93 million in cash. The transaction is expected to close in the first calendar quarter of 2026, subject to customary closing conditions.
Finastra’s Canadian student loan servicing business is the leading provider of student loan servicing solutions to governments and financial institutions in Canada providing technology enabled managed services across the loan lifecycle. The business currently services loans for 2.4 million borrowers on proprietary technology platforms. The operating results of this acquisition will be included in the Loan Servicing and Systems reportable operating segment following the closing of the transaction.
Nelnet Foundation
The Nelnet Foundation was established to help the Company fulfill its core value of giving back to the communities where we live and work. Historically, the Company has contributed annually to the Foundation to support this mission. Due to recent tax law changes and strong operating performance in 2025, the Company’s Board of Directors has approved a contribution of up to $35 million to the Foundation. The Company expects this amount will cover its 2025 annual contribution as well as contributions for the foreseeable future. The full contribution will be expensed in the fourth quarter of 2025.

CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's consolidated operating results for the three and nine months ended September 30, 2025 compared with the same periods in 2024 is provided below.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024	Additional information
Loan interest	$162,717	190,211	501,260	609,064	Decrease was due to a decrease in the average balance of loans and gross yield earned on loans.
Investment interest	43,241	50,272	124,815	143,086	Includes income from interest-earning deposits and investments and restricted cash in asset-backed securitizations. Decrease was due to a decrease in interest rates and interest earned on restricted cash in asset-backed securitizations due to lower balances. These decreases were partially offset by an increase in the average balance of investments.
Total interest income	205,958	240,483	626,075	752,150
Interest expense	120,708	168,328	378,677	539,367	Decrease was due to a decrease in the average balance of debt outstanding and decrease in cost of funds, partially offset by an increase in interest expense on a larger deposit balance at Nelnet Bank.
Net interest income	85,250	72,155	247,398	212,783
Less (negative provision) provision for loan losses	(3,563)	18,111	29,704	32,551
Represents the current period provision to reflect the lifetime expected credit losses related to the Company's loan portfolio. During the third quarter of 2025 and second quarter of 2024, the Company reduced its allowance (and recognized negative provision expense) of $28.9 million and $12.6 million, respectively, related to consumer loan sales. See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for the factors impacting provision for loan losses for the periods presented.

Net interest income after provision for loan losses	88,813	54,044	217,694	180,232
Other income (expense):
LSS revenue	151,052	108,175	392,517	344,428	See LSS operating segment - results of operations.
ETSP revenue	129,321	118,179	394,836	378,627	See ETSP operating segment - results of operations.
Reinsurance premiums earned	23,165	16,619	73,964	44,250	Represents premiums earned, net of ceded portion, from reinsurance treaties on property and casualty policies. Increase was primarily due to an increase in overall property volume and new business.
Solar construction revenue	5,738	19,321	10,992	42,741
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

Other, net	35,730	15,706	82,401	33,807	See table below for the components of "other, net."
Loss on sale of loans, net	(2,472)	(107)	(1,562)	(1,685)	The Company recognizes gains/losses from selling loans. See NFS division - results of operations - AGM operating segment.
Gain on partial redemption of ALLO investment	—	—	175,044	—
Represents a gain recognized from the partial redemption of the ALLO investment. See note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.

Derivative settlements, net	761	1,640	2,250	5,046
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See NFS division - results of operations - AGM and Nelnet Bank operating segments - for additional information.

Derivative market value adjustments, net	(788)	(13,165)	(10,978)	(3,668)
Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments during the periods presented related to the changes in fair value of AGM's floor income interest rate swaps and derivatives at Nelnet Bank. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps.

Total other income (expense), net	342,507	266,368	1,119,464	843,546
Cost of services and expenses:
Loan servicing contract fulfillment and acquisition costs	2,021	196	5,500	392
Represents primarily the amortization of previously capitalized contract fulfillment costs. The costs were pre-contract costs incurred to enhance the resources of the Company to satisfy future performance obligations.

Cost to provide education technology services and payments	50,363	45,273	138,254	134,106	Represents direct costs to provide payment processing and instructional services in ETSP. See ETSP operating segment - results of operations.
Cost to provide solar construction services	7,607	26,815	29,485	49,115	Represents direct costs related to NRE providing solar construction services. Since the acquisition of GRNE Solar, NRE has incurred low and, in many cases, negative margins on legacy projects. The Company has a handful of remaining legacy construction contracts it is obligated to complete, down from over 30 at the beginning of 2024. NRE continues to recognize loss reserves that represent NRE's estimate of costs it will incur to complete the remaining legacy contracts.
Total cost of services	59,991	72,284	173,239	183,613

Salaries and benefits	144,778	146,192	417,700	429,701
Decrease was primarily due to staff reductions announced in June 2024 in the LSS operating segment after the completion of required servicing platform enhancements for the new government servicing contract and the transfer of direct loan servicing volume to one platform. These staff reductions took place during the second half of 2024. These reductions were partially offset by an increase in headcount at the ETSP operating segment to support the growth of its customer base and the investment in the development of new technologies.

Depreciation and amortization	7,327	13,661	24,206	45,572	Includes depreciation of property and equipment and the amortization of intangibles from prior business acquisitions. Decrease was primarily due to (i) reduction in depreciation as a result of prior year non-cash impairment charges recognized for lease, buildings, and associated improvements as the Company consolidated office space; and (ii) certain information technology activities moved to cloud computing and such expenses classified as other expenses.
Reinsurance losses and underwriting expenses	19,962	16,761	67,836	39,066	Represents case reserve, estimated loss reserve, and amortization of acquisition costs, which consist primarily of commissions and brokerage expenses, net of ceded portion, from reinsurance treaties on property and casualty policies. Increase was primarily due to an increase in overall property volume and new business. Increase was also related to increased claims development in several commercial auto programs, which the Company has exited; however, adverse development of related expenses may continue to be recognized in future periods.
Other expenses	53,669	44,685	153,200	138,820	Includes expenses such as postage and distribution, consulting and professional fees, servicing fees, marketing, travel, communications, and certain information technology-related costs. Increase was primarily due to certain information technology activities moved to cloud computing and such expenses are classified as other expenses. See corresponding decrease to depreciation and amortization above.
Total operating expenses	225,736	221,299	662,942	653,159
Impairment expense and provision for beneficial interests	9,145	29,052	21,024	36,865
Represents primarily the provision expense of recognized non-cash allowances for the Company's beneficial interest in certain loan securitizations due to an increase in cumulative loss expectations and non-cash impairment charges related to operating lease assets and a solar development project. See note 9 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.

Total expenses	294,872	322,635	857,205	873,637
Income (loss) before income taxes	136,448	(2,223)	479,953	150,141
Income tax (expense) benefit	(35,773)	282	(120,294)	(37,653)
The year-to-date effective tax rate was 24.50% and 23.75% for the nine months ended September 30, 2025 and 2024, respectively. The Company expects its effective tax rate for the year ending December 31, 2025 will range between 23% and 25%.

Net income (loss)	100,675	(1,941)	359,659	112,488
Net loss attributable to noncontrolling interests	6,009	4,329	11,044	8,398	Represents the net income/loss attributable to the holders of noncontrolling membership interests. The majority is attributed to noncontrolling membership interests related to the Company's solar tax equity investments.
Net income attributable to Nelnet, Inc.	$106,684	2,388	370,703	120,886

Additional information:					See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP financial information.
Net income attributable to Nelnet, Inc.	$106,684	2,388	370,703	120,886
Derivative market value adjustments, net	788	13,165	10,978	3,668
Tax effect	(189)	(3,160)	(2,635)	(880)
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$107,283	12,393	379,046	123,674

The following table summarizes the components of "other, net" in "other income (expense)" on the consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024	Additional information
Investment activity, net (a)	$42,317	8,529	56,216	7,447	See note (b) below for additional information.
Administration/sponsor fee income	2,267	1,420	4,978	4,448	See NFS division - results of operations - AGM operating segment.
Investment advisory services (WRCM)	2,010	1,394	4,987	4,427	See NFS division - results of operations - NFS other operating segments.
Borrower late fee income	1,817	1,741	5,046	7,460	See NFS division - results of operations - AGM operating segment.
ALLO preferred return	—	4,783	14,400	11,353	See Corporate - results of operations and note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loss from ALLO voting membership interest investment	—	—	—	(10,693)	See Corporate - results of operations and note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loss from solar investments, net	(10,884)	(11,238)	(11,930)	(11,068)	See Corporate - results of operations and note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
(Loss) gain on debt repurchases	(8,304)	7	(7,865)	(2)	See NFS division - results of operations - AGM operating segment and note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Other	6,507	9,070	16,569	20,435
Other, net	$35,730	15,706	82,401	33,807
(a)    The Company anticipates fluctuations in future periodic earnings resulting from investment purchases, sales, and valuation adjustments.
(b)    During the third quarter of 2025, the Company recognized a $7.8 million realized gain as a result of redeeming a portion of a venture capital investment and a $22.4 million unrealized gain to adjust the carrying value of its remaining equity interests in this investment to the transaction value. See note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.
Investment activity by operating segment and investment type follows:

	Real Estate	Venture Capital and Funds	Equity / Bonds	Total	Real Estate	Venture Capital and Funds	Equity / Bonds	Total
	Three months ended September 30,
	2025				2024
NFS - AGM	$—	4,453	—	4,453	—	1,778	—	1,778
NFS - Nelnet Bank	—	641	741	1,382	—	219	589	808
NFS - Other Operating Segments	1,888	—	775	2,663	2,116	—	1,349	3,465
Corporate	—	33,824	(5)	33,819	—	2,478	—	2,478
	$1,888	38,918	1,511	42,317	2,116	4,475	1,938	8,529
	Nine months ended September 30,
	2025				2024
NFS - AGM	$—	9,601	—	9,601	—	(600)	—	(600)
NFS - Nelnet Bank	—	514	1,176	1,690	—	31	1,874	1,905
NFS - Other Operating Segments	698	—	4,155	4,853	(1,510)	—	1,872	362
Corporate	—	40,077	(5)	40,072	—	5,780	—	5,780
	$698	50,192	5,326	56,216	(1,510)	5,211	3,746	7,447

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Servicing Volumes

	As of
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Servicing volume (dollars in millions):
Government	$458,679	465,689	482,786	489,877	492,142	489,298	495,409	494,691
FFELP	11,982	12,386	12,826	13,260	13,745	14,576	15,783	17,462
Private and consumer	38,060	38,018	46,728	29,226	20,666	19,876	21,015	20,493
Total	$508,721	516,093	542,340	532,363	526,553	523,750	532,207	532,646

Number of servicing borrowers:
Government	12,387,665	12,694,386	13,453,127	14,049,550	14,114,468	14,096,152	14,328,013	14,503,057
FFELP	482,696	502,205	524,421	549,861	574,979	610,745	656,814	725,866
Private and consumer	1,325,037	1,326,451	1,350,999	1,168,293	851,747	829,072	882,256	894,703
Total	14,195,398	14,523,042	15,328,547	15,767,704	15,541,194	15,535,969	15,867,083	16,123,626

Number of remote hosted borrowers:	2,839,493	2,056,358	1,427,800	842,200	662,075	133,681	65,295	70,580
Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024	Additional information
Interest income	$531	894	1,875	4,046
Represents interest income on cash balances primarily collected from borrower remittances that are subsequently disbursed to servicing customers (lenders). Decrease was due to a decrease in average balance of loan repayment funds held in custody for lenders and a decrease in interest rates.

Loan servicing and systems revenue	151,052	108,175	392,517	344,428	See table below for additional information.
Intersegment servicing revenue	5,313	5,428	16,600	18,419	Represents revenue earned by LSS from servicing loans for AGM and Nelnet Bank. Decrease was due to the continued amortization of AGM's FFELP portfolio. Intersegment servicing revenue will continue to decrease as AGM's FFELP portfolio pays off.
Other income	105	690	331	2,085	Decrease was due to administrative support services provided in 2024 that are no longer being provided. The 2025 activity represents revenue earned from leasing available owned office space to third parties.
Total other income	156,470	114,293	409,448	364,932
Contract fulfillment and acquisition costs	2,021	196	5,500	392
Represents primarily the amortization of previously capitalized contract fulfillment costs. The costs were pre-contract costs incurred to enhance the resources of the Company to satisfy future performance obligations.

Salaries and benefits	70,126	76,820	205,249	224,172
Decrease was due to staff reductions announced in June 2024 after the completion of required servicing platform enhancements for the new government servicing contract and the transfer of direct loan servicing volume to one platform. These staff reductions took place during the second half of 2024.

Depreciation	1,725	4,854	6,199	15,304	Decrease was due to certain information technology activities moved to cloud computing and incurred at the corporate level and such costs are classified as other expenses and intercompany expenses, respectively.
Postage expense	8,735	8,467	25,861	28,350	Increase during the three months ended September 30, 2025 compared with the same period in 2024 was primarily due to an increase in consumer loan servicing volume from the conversion of Discover Financial Services and SoFi Lending Corp. during the fourth quarter of 2024 and first quarter of 2025 and higher postage rates. The decrease in the nine months ended September 30, 2025 compared with the same period in 2024 was due to a non-recurring volume-based credit earned from the Company's mail provider and recognized in the first quarter of 2025.
Other expenses	10,862	11,000	32,793	31,119
The total of other expenses and intercompany expenses decreased due to moving to one platform in 2024 and continued focus on expense reductions. Intersegment expenses represents costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.

Intersegment expenses	17,262	18,399	50,980	55,955
Total operating expenses	108,710	119,540	321,082	354,900
Total expenses	110,731	119,736	326,582	355,292

Income (loss) before income taxes	46,270	(4,549)	84,741	13,686
Income tax (expense) benefit	(11,105)	1,092	(20,338)	(3,284)	Represents income tax expense at an effective tax rate of 24%.
Net income (loss)	$35,165	(3,457)	64,403	10,402
GAAP before tax operating margin	30.0%	(4.0)%	21.0%	3.8%
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
Before tax operating margin, excluding the $32.9 million of non-recurring government loan servicing revenue recognized in the third quarter of 2025 as discussed below, increased due to an increase in private education and consumer loan servicing volume and a decrease in total expenses obtained through cost-saving measures executed primarily in 2024. This was partially offset for the nine months ended September 30, 2025 compared with the same period in 2024 due to lower revenue earned on a per-borrower blended basis under the new government servicing contract (which the Company recognized revenue under beginning April 1, 2024) as compared with the legacy government contract.

Non-recurring government loan servicing revenue	(19.0)	—	(7.0)	—
Non-GAAP before tax operating margin, excluding non-recurring government loan servicing revenue	11.0%	(4.0)%	14.0%	3.8%
Loan servicing and systems revenue
The following table presents disaggregated revenue by service offering for each reporting period:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024	Additional information
Government loan servicing	$112,798	85,215	285,896	277,705
Represents revenue from the Company's servicing contract with the Department. Upon reaching a final agreement with the Department, the Company recognized $32.9 million of non-recurring revenue in the third quarter of 2025 on a contract modification for services previously performed. Excluding the non-recurring revenue, the decrease was due to a decrease in the number of borrowers serviced, and for the nine months ended September 30, 2025 compared to the same period in 2024 was also due to lower revenue earned on a per-borrower blended basis under the new government servicing contract (which the Company recognized revenue under beginning April 1, 2024) as compared with the legacy government contract. The Company expects the number of borrowers serviced under this contract will continue to decrease through the fourth quarter of 2025 as volume is transferred from the Company to its remote hosted servicing customer at the Department's direction to stand-up and establish the new servicer. In addition, volume is expected to decrease beginning in the fourth quarter of 2025 due to borrowers exiting the CARES forbearance period that have not made payments. These borrowers are expected to be transferred to the Debt Management and Collections System that is operated by the Department of Education and used to manage and facilitate the collection of defaulted federal student loans.

Private education and consumer loan servicing	24,293	13,057	69,721	38,634
Increase was due to an increase in loan servicing volume from the conversion of Discover Financial Services and SoFi Lending Corp. loan portfolios during the fourth quarter of 2024 and first quarter of 2025. Over time, revenue earned on the Discover Financial Services portfolio will decrease as borrowers pay off their loans.

FFELP loan servicing	2,035	2,945	6,909	9,570	Represents revenue from servicing third-party customers' FFELP portfolios. Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios pay off.
Software services	10,584	5,197	27,027	14,617
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

Outsourced services	1,342	1,761	2,964	3,902	Represents revenue from providing contact center and back office operational outsourcing services.
Loan servicing and systems revenue	$151,052	108,175	392,517	344,428

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
Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024	Additional information
Interest income	$8,564	9,734	20,921	23,315	Represents interest income on tuition funds held in custody for schools. Decrease was due to a decrease in interest rates partially offset by higher balances.
Education technology services and payments revenue	129,321	118,179	394,836	378,627	See table below for additional information.
Intersegment revenue	70	60	198	166
Total other income	129,391	118,239	395,034	378,793
Cost of services	50,363	45,273	138,254	134,106	See table below for additional information.
Salaries and benefits	43,029	41,053	126,368	121,956	Increase was due to an increase in headcount to support the growth of the customer base and the investment in the development of new technologies.
Depreciation and amortization	2,504	2,616	7,439	8,012
Other expenses	9,537	7,614	28,489	23,772	Increase was due to an increase in professional fees and technology services.
Intersegment expenses, net	6,420	4,604	18,297	14,216	Represents costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	61,490	55,887	180,593	167,956
Impairment expense	1,145	—	1,145	—	The Company recorded a non-cash impairment charge related to capitalized software during the third quarter of 2025.
Total expenses	112,998	101,160	319,992	302,062
Income before income taxes	24,957	26,813	95,963	100,046
Income tax expense	(5,990)	(6,450)	(23,042)	(24,035)	Represents income tax expense at an effective tax rate of 24%.
Net income	18,967	20,363	72,921	76,011
Net loss attributable to noncontrolling interests	—	54	45	101	Amounts for noncontrolling interests reflect the net loss attributable to the holders of minority membership interests in NextGen. In April 2025, the Company acquired the remaining 20.0% of NextGen for $3.9 million.
Net income	$18,967	20,417	72,966	76,112	Net income has been negatively impacted in 2025 compared with 2024 due to a decrease in contribution from FACTS education services as a result of the end of funding of the EANS program in 2024 as described in the revenue table below and an increase in operating expenses to support the growth in the customer base and investments in the development of new technologies.

Education technology services and payments revenue
The following table presents disaggregated revenue by service offering and before tax operating margin for each reporting period:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024	Additional information
Tuition payment plan services	$32,971	31,659	109,057	104,702	Increase was due to a higher number of payment plans in the K-12 and higher education markets for both new and existing customers.
Payment processing	59,484	55,813	148,535	137,926	Increase was due to an increase in payment volumes for both the K-12 and higher education markets due to new customers and an increase in volume from existing customers.
Education technology services	36,323	30,080	136,499	133,306
Increase was due to an increase in professional development services and instructional services from non-Emergency Assistance to Non-Public Schools (EANS) funding sources, in addition to increases in revenue from the Company's financial aid management and enrollment services. The timing and amount of revenue recognition for professional development and instructional services depends on both the availability of government funding to schools and each school's decision regarding when and how to use those funds. This increase was partially offset by a decrease in FACTS education services revenue which resulted from the winding down of economic aid provided to private schools in response to the COVID-19 pandemic. Instructional services revenue provided to private schools has been funded by the EANS program. The EANS II program funding ended on September 30, 2024. Although schools still have allocated funds to spend, future instructional services revenue will be adversely impacted compared to recent historical results due to the EANS funding ending in 2024. Revenue earned under the EANS program was $1.6 million and $0.1 million for the first and second quarters of 2025 ($1.7 million earned year to date through September 30, 2025) and $2.4 million and $21.4 million for the three and nine month periods ended September 30, 2024.

Other	543	627	745	2,693
Education technology services and payments revenue	129,321	118,179	394,836	378,627
Cost of services	50,363	45,273	138,254	134,106	Represents direct costs to provide payment processing revenue and such costs decrease/increase in relationship to payment volumes. Costs to provide instructional services are also a component of this expense and decrease/increase in relationship to instructional services revenues.
Net revenue	$78,958	72,906	256,582	244,521
GAAP before tax operating margin	31.6%	36.8%	37.4%	40.9%
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
Before tax operating margin, excluding net interest income, decreased primarily due to an increase in operating expenses to support the growth in the customer base and investments in the development of new technologies. Before tax operating margin will continue to be impacted by these items throughout 2025 compared with 2024.

Net interest income	(10.8)	(13.4)	(8.2)	(9.5)
Non-GAAP before tax operating margin, excluding net interest income	20.8%	23.4%	29.2%	31.4%

NELNET FINANCIAL SERVICES DIVISION - RESULTS OF OPERATIONS
Asset Generation and Management Operating Segment
Loan Portfolio
As of September 30, 2025, the AGM operating segment had an $8.8 billion loan portfolio, consisting primarily of federally insured loans. For a summary of the Company’s loan portfolio as of September 30, 2025 and December 31, 2024, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans in the AGM operating segment:

	FFELP	Private	Consumer loans and other financing receivables	Total
	Three months ended September 30, 2025
Balance as of June 30, 2025	$8,367,085	156,614	411,470	8,935,169
Loan acquisitions (a)	70,301	—	1,516,370	1,586,671
Repayments, claims, capitalized interest, participations, and other, net	(214,179)	(8,084)	(883,850)	(1,106,113)
Loans lost to external parties	(55,470)	(793)	—	(56,263)
Loans sold	(229,983)	—	(203,251)	(433,234)
Loans contributed to Nelnet Bank	(77,497)	—	—	(77,497)
Balance as of September 30, 2025	$7,860,257	147,737	840,739	8,848,733
	Three months ended September 30, 2024
Balance as of June 30, 2024	$9,483,733	247,437	179,447	9,910,617
Loan acquisitions	104,914	—	129,202	234,116
Repayments, claims, capitalized interest, participations, and other, net	(310,953)	(12,300)	(62,951)	(386,204)
Loans lost to external parties	(206,952)	(842)	—	(207,794)
Loans sold	—	—	(1,146)	(1,146)
Balance as of September 30, 2024	$9,070,742	234,295	244,552	9,549,589

	Nine months ended September 30, 2025
Balance as of December 31, 2024	$8,388,564	221,744	345,560	8,955,868
Loan acquisitions (a)	773,727	—	1,788,660	2,562,387
Repayments, claims, capitalized interest, participations, and other, net	(681,548)	(29,539)	(1,090,082)	(1,801,169)
Loans lost to external parties	(181,006)	(2,295)	—	(183,301)
Loans sold	(361,983)	—	(203,399)	(565,382)
Loans contributed to Nelnet Bank	(77,497)	(42,173)	—	(119,670)
Balance as of September 30, 2025	$7,860,257	147,737	840,739	8,848,733
	Nine months ended September 30, 2024
Balance as of December 31, 2023	$11,686,207	277,320	85,935	12,049,462
Loan acquisitions	104,914	—	405,211	510,125
Repayments, claims, capitalized interest, participations, and other, net	(961,171)	(40,258)	(111,253)	(1,112,682)
Loans lost to external parties	(1,559,516)	(2,767)	—	(1,562,283)
Loans sold	(199,692)	—	(135,341)	(335,033)
Balance as of September 30, 2024	$9,070,742	234,295	244,552	9,549,589
(a)    The Company began to acquire Pay Later receivables during the third quarter of 2025. Consumer loan acquisitions excluding Pay Later receivables was $169.9 million and $442.2 million during the three and nine months ended September 30, 2025, respectively.

The Company has partial ownership in certain consumer, private education, and federally insured student loan securitizations that are accounted for as held-to-maturity beneficial interest investments and included in "other investments and notes receivable, net" in the Company's consolidated financial statements. As of the latest remittance reports filed by the various trusts prior to or as of September 30, 2025, the Company’s ownership correlates to approximately $1.75 billion of loans included in these securitizations. The loans held in these securitizations are not included in the above table. Investment interest income earned by the Company from the beneficial interest in loan securitizations is included in "investment interest" on the Company's consolidated statements of income and is not a component of the Company's loan interest income.
Beginning in late 2021, the Company experienced accelerated run-off of its FFELP portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans as a result of the CARES Act payment pause on Department-held loans and the initiatives offered by the Department for FFELP borrowers to consolidate their loans to qualify for loan forgiveness under various programs. However, the Company has experienced a significant decrease in FFELP borrowers consolidating their loans into the Federal Direct Loan Program since August 2024, which has resulted in prepayment rates on the Company’s FFELP portfolio being more consistent with longer-term historical rates.
Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance, loan status, delinquency amounts, and other key credit quality indicators for each of AGM’s loan portfolios as of September 30, 2025 and December 31, 2024; and the activity in AGM's allowance for loan losses and net charge-offs as a percentage of average loans for the three and nine months ended September 30, 2025 and 2024, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Variable loan yield, gross	6.89%	8.16%	7.37%	8.10%
Consolidation rebate fees	(0.83)	(0.80)	(0.82)	(0.80)
Discount accretion, net of premium and deferred origination costs amortization	0.50	(0.02)	0.07	0.04
Variable loan yield, net	6.56	7.34	6.62	7.34
Loan cost of funds - interest expense (a)	(5.34)	(6.44)	(5.45)	(6.48)
Loan cost of funds - derivative settlements (b) (c)	0.01	0.01	0.01	0.01
Variable loan spread	1.23	0.91	1.18	0.87
Fixed-rate floor income, gross	0.05	0.01	0.05	0.01
Fixed-rate floor income - derivative settlements (b) (d)	0.02	0.05	0.02	0.04
Fixed-rate floor income, net of settlements on derivatives	0.07	0.06	0.07	0.05
Core loan spread	1.30%	0.97%	1.25%	0.92%

Average balance of AGM's loans	$8,774,923	9,792,095	9,178,273	10,612,686
Average balance of AGM's debt outstanding	7,775,269	9,296,236	8,219,778	10,280,527
(a)    The Company recognized $5.6 million in non-cash interest expense during the third quarter of 2024 as a result of writing off the remaining unamortized debt discount related to the redemption of certain asset-backed debt securities prior to their maturity. This non-cash expense was excluded from the respective periods in the table above.
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
A reconciliation of core loan spread, which includes the impact of derivative settlements on loan spread, to loan spread without derivative settlements follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Core loan spread	1.30%	0.97%	1.25%	0.92%
Derivative settlements (basis swaps)	(0.01)	(0.01)	(0.01)	(0.01)
Derivative settlements (fixed-rate floor income)	(0.02)	(0.05)	(0.02)	(0.04)
Loan spread	1.27%	0.91%	1.22%	0.87%
(c)    Derivative settlements consist of net settlements received related to the Company’s basis swaps.
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
Variable loan spread was higher during the three and nine months ended September 30, 2025 compared with the same periods in 2024 due to an increase in loans funded by the Company with operating cash (versus funded with debt). As of September 30, 2025, AGM had $291.9 million (par value) of unencumbered federally insured, private education, consumer, and other loans (as compared to $253.5 million, $249.2 million, and $77.0 million as of December 31, 2024, September 30, 2024, and December 31, 2023, respectively). The difference between variable loan spread and core loan spread is fixed-rate floor income earned on a portion of AGM's federally insured student loan portfolio. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on AGM's federally insured student loans earning fixed-rate floor income.
Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024	Additional information
Interest income:
Loan interest	$145,984	180,571	457,752	583,907	See table below for additional analysis.
Investment interest	12,051	18,970	37,462	54,513	Decrease was due to less investment interest earned on beneficial interest investments and restricted cash included in student loan securitizations and other secured debt facilities. AGM earned $7.3 million and $10.5 million of interest income on beneficial interest investments for the three months ended September 30, 2025 and 2024, respectively, and $23.7 million and $27.5 million for the nine months ended September 30, 2025 and 2024, respectively. Interest earned on restricted cash decreased due to lower balances and a decrease in interest rates.
Total interest income	158,035	199,541	495,214	638,420
Loan interest expense	104,616	156,050	334,869	504,509	See table below for additional analysis.
Intercompany interest expense	8,734	5,092	12,850	19,169	Represents interest paid by AGM to Nelnet, Inc. (parent company) related to (i) internal borrowings to fund equity advances on certain AGM debt facilities; and (ii) AGM issued bonds held by Nelnet, Inc. Increase for the three months ended September 2025 compared with the same period in 2024 was due to an increase in the weighted average balance of outstanding AGM issued bonds held by Nelnet, Inc., partially offset by a decrease in interest rates. Decrease for the nine months ended September 2025 compared with the same period in 2024 was due to a decrease in the weighted average balance of outstanding AGM issued bonds held by Nelnet, Inc. and a decrease in interest rates. Intercompany interest is eliminated for consolidated financial reporting purposes.
Net interest income	44,685	38,399	147,495	114,742

Less (negative provision) provision for loan losses	(7,374)	11,968	16,770	14,199
During the third quarter of 2025 and second quarter of 2024, the Company reduced its allowance (and recognized negative provision expense) of $28.9 million and $12.6 million, respectively, related to consumer loan sales. See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information and other factors impacting provision for loan losses for the periods presented.

Net interest income after provision for loan losses	52,059	26,431	130,725	100,543
Other income, net	195	4,918	11,697	11,239	Represents primarily gain/loss on debt repurchases, borrower late fees, income from providing administration activities for third parties, sponsor fee income, and income/losses from AGM's investment in joint ventures. See "Overview - Consolidated Results of Operations" for further detail included in other income.
Loss on sale of loans, net	(2,472)	(107)	(1,562)	(1,685)	The Company recognizes gains/losses from selling portfolios of loans. See above under "Loan Activity" for loans sold during the three and nine months ended September 30, 2025 and 2024.
Derivative settlements, net	594	1,359	1,756	4,356
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.

Derivative market value adjustments, net	(461)	(9,518)	(6,422)	(2,875)
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

Total other income, net	(2,144)	(3,348)	5,469	11,035
Salaries and benefits	1,971	1,220	4,661	3,529	Increase was due to an increase in headcount as the Company actively expands into new asset loan classes.
Servicing fees	6,687	7,011	20,700	24,503
Represents servicing fees paid to (i) third parties and (ii) LSS for the servicing of AGM’s loans. The amounts paid to LSS exceed the actual cost of servicing the loans. Decrease was due to the amortization of the FFELP student loan portfolio, the majority of which is serviced by LSS. Intercompany servicing expense of $4.5 million and $5.2 million during the three months ended September 30, 2025 and 2024, respectively, and $14.2 million and $17.7 million during the nine months ended September 30 2025 and 2024, respectively, was eliminated for consolidated financial reporting purposes.

Other expenses	1,243	970	4,595	3,217	Increase was due to an increase in costs associated with the Company actively expanding into new asset loan classes.
Intersegment expenses	1,248	1,276	3,758	3,756	Includes costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	11,149	10,477	33,714	35,005
Total operating expenses were 51 and 43 basis points of the average balance of loans for the three months ended September 30, 2025 and 2024, respectively, and 49 and 44 for the nine months ended September 30, 2025 and 2024, respectively. Increase in expenses compared to the average balance of loans was due to an increase in costs associated with the Company actively expanding into new asset classes.

Provision for beneficial interests	2,145	28,952	8,632	34,863
During the periods presented, the Company recorded an allowance for credit losses (and related provision expense) related to the Company's beneficial interest in certain loan securitizations. See note 9 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.

Total expenses	13,294	39,429	42,346	69,868
Income (loss) before income taxes	36,621	(16,346)	93,848	41,710
Income tax (expense) benefit	(8,783)	3,923	(22,508)	(10,010)	Represents income tax expense at an effective tax rate of 24%.
Net income (loss)	27,838	(12,423)	71,340	31,700
Net income attributable to noncontrolling interests	(27)	—	(67)	—
Net income (loss)	$27,811	(12,423)	71,273	31,700
Additional information:
GAAP net income (loss)	$27,811	(12,423)	71,273	31,700	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP financial information. Increase in net income, excluding derivative market value adjustments, was due to (1) an increase in net loan interest income due to an increase in core loan spread, offset by the decrease in the average balance of loans outstanding; (2) the reduction of allowance (and negative provision) related to loans sold in the third quarter of 2025; and (3) a reduction of provision expense related to beneficial interest investments. These items were offset by an increase in an initial provision expense for loans purchased during the periods and a decrease in investment interest income.
Derivative market value adjustments, net	461	9,518	6,422	2,875
Tax effect	(111)	(2,284)	(1,541)	(690)
Non-GAAP net income (loss), excluding derivative market value adjustments	$28,161	(5,189)	76,154	33,885

Net loan interest income, including settlements on derivatives
The following table summarizes the components of "loan interest," "loan interest expense," and "derivative settlements, net:"

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024	Additional information
Variable interest income, gross	$152,100	200,528	506,012	643,714	Decrease was due to a decrease in the average balance of loans and gross yield earned on loans.
Consolidation rebate fees	(18,172)	(19,687)	(55,817)	(63,870)	Decrease was due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	11,029	(495)	4,558	3,500
Increase in net discount accretion for the three and nine months ended September 30, 2025 was due to a new forward flow agreement of Pay Later receivables purchased during the third quarter of 2025 that have a short estimated life and purchased at a discount.

Variable interest income, net	144,957	180,346	454,753	583,344
Interest on bonds and notes payable	(104,616)	(156,050)	(334,869)	(504,509)	Decrease was due to a decrease in the average balance of debt outstanding and cost of funds.
Derivative settlements, net (a)	156	159	463	773	Represents net derivative settlements received related to the Company’s basis swaps.
Variable loan interest margin, net of settlements on derivatives	40,497	24,455	120,347	79,608
Fixed-rate floor income, gross	1,027	225	2,999	563	Increase was due to lower interest rates.
Derivative settlements, net (a)	438	1,200	1,293	3,583	Represents net derivative settlements received related to the Company's floor income interest rate swaps. Decrease was due to lower interest rates.
Fixed-rate floor income, net of settlements on derivatives	1,465	1,425	4,292	4,146
Net loan interest income, including derivative settlements (core loan interest income) (a)	$41,962	25,880	124,639	83,754
(a)    Net loan interest income, including derivative settlements (core loan interest income) is a non-GAAP financial measure. For an explanation of GAAP accounting for derivative settlements and the reasons why the Company reports these non-GAAP measures (and the limitations thereof), see footnote (b) to the table immediately under the caption “Loan Spread Analysis” above. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each period and for each type of derivative referred to in the "Additional information" column of this table, which is presented in the table in note 5 under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Income".

Nelnet Bank Operating Segment
Loan Portfolio
As of September 30, 2025, Nelnet Bank had a $974.9 million loan portfolio. For a summary of Nelnet Bank’s loan portfolio as of September 30, 2025 and December 31, 2024, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans in the Nelnet Bank operating segment:

	FFELP	Private	Consumer and other	Total
	Three months ended September 30, 2025
Balance as of June 30, 2025	$106,555	516,663	204,423	827,641
Loan acquisitions and originations	—	36,175	74,654	110,829
Repayments	(5,104)	(23,442)	(12,538)	(41,084)
Loans contributed from AGM	77,497	—	—	77,497
Balance as of September 30, 2025	$178,948	529,396	266,539	974,883
	Three months ended September 30, 2024
Balance as of June 30, 2024	$—	354,412	187,939	542,351
Loan acquisitions and originations	—	10,843	36,409	47,252
Repayments	—	(12,601)	(17,130)	(29,731)
Balance as of September 30, 2024	$—	352,654	207,218	559,872

	Nine months ended September 30, 2025
Balance as of December 31, 2024	$—	482,445	162,152	644,597
Loan acquisitions and originations	111,040	73,572	129,385	313,997
Repayments	(9,589)	(68,794)	(24,998)	(103,381)
Loans contributed from AGM	77,497	42,173	—	119,670
Balance as of September 30, 2025	$178,948	529,396	266,539	974,883
	Nine months ended September 30, 2024
Balance as of December 31, 2023	$—	360,520	72,352	432,872
Loan acquisitions and originations	—	28,948	176,257	205,205
Repayments	—	(36,814)	(41,391)	(78,205)
Balance as of September 30, 2024	$—	352,654	207,218	559,872
Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance, loan status, delinquency amounts, and other key credit quality indicators for each of Nelnet Bank's loan portfolios as of September 30, 2025 and December 31, 2024; and the activity in Nelnet Bank's allowance for loan losses and net charge-offs as a percentage of average loans for the three and nine months ended September 30, 2025 and 2024, see note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Investments
As of September 30, 2025, Nelnet Bank had a $1.01 billion investment portfolio, consisting primarily of asset-backed securities. For a summary of Nelnet Bank's asset-backed securities investments as of September 30, 2025 and December 31, 2024, see note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Deposits
As of September 30, 2025, Nelnet Bank had $1.73 billion of deposits, which included $256.3 million from Nelnet, Inc. (parent company) and its subsidiaries (intercompany), and thus have been eliminated for consolidated financial reporting purposes. For a summary of deposits as of September 30, 2025 and December 31, 2024, see note 10 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Average Balance Sheet
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities:

	Three months ended September 30, (a)				Nine months ended September 30, (a)
	2025		2024		2025		2024
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average assets
Federally insured student loans	$155,873	6.24%	$—	—%	$97,053	6.23%	$—	—%
Private education loans	517,782	6.45	351,468	4.37	509,055	6.31	359,242	4.33
Consumer and other loans	227,211	10.25	198,337	11.58	190,781	10.48	149,414	12.07
Cash and investments	957,479	6.15	650,951	7.65	892,017	6.19	618,130	7.20
Total interest-earning assets	1,858,345	6.74%	1,200,756	7.34%	1,688,906	6.71%	1,126,786	6.93%
Non-interest-earning assets	19,203		16,379		15,801		15,667
Total assets	$1,877,548		$1,217,135		$1,704,707		$1,142,453
Average liabilities and equity
Brokered deposits	$269,913	2.12%	$247,726	1.95%	$262,837	2.06%	$229,698	1.74%
Intercompany deposits	168,768	4.02	168,639	4.71	133,708	3.90	158,628	4.80
Retail and other deposits	1,173,846	4.24	644,051	5.01	1,070,813	4.23	603,292	4.98
Federal funds purchased and other borrowed money	25,038	4.92	—	—	16,287	5.01	—	—
Total interest-bearing liabilities	1,637,565	3.88%	1,060,416	4.25%	1,483,645	3.82%	991,618	4.20%
Non-interest-bearing liabilities	12,999		8,507		10,561		7,786
Equity	226,984		148,212		210,501		143,049
Total liabilities and equity	$1,877,548		$1,217,135		$1,704,707		$1,142,453
Net interest margin		3.32%		3.59%		3.35%		3.23%
(a) Calculated using average daily balances.

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024	Additional information
Interest income:
Loan interest	$16,733	9,639	43,508	25,157	Represents interest earned on loans. Increase was due to an increase in the balance and mix of loans.
Investment interest	14,849	12,522	41,278	33,301	Represents interest earned on cash and investments. Increase was due to an increase of these balances, partially offset by a decrease in interest rates.
Total interest income	31,582	22,161	84,786	58,458
Interest expense	16,179	11,606	42,928	31,872	Represents interest expense on deposits. Increase was due to an increase in the balance of deposits, partially offset by a decrease in interest rates.
Net interest income	15,403	10,555	41,858	26,586
Provision for loan losses	3,811	6,143	12,934	18,352	See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for factors impacting provision for loan losses for the periods presented.
Net interest income after provision for loan losses	11,592	4,412	28,924	8,234
Other income, net	1,308	841	1,842	1,991	Represents primarily net gains and income from investments.
Derivative settlements, net	167	281	494	690
Nelnet Bank uses derivatives to hedge its exposure related to variable-rate deposits to minimize volatility from future changes in interest rates. Nelnet Bank has designated all of its derivative instruments as cash flow hedges; however, because certain hedged items are intercompany deposits, the corresponding derivative instruments are not eligible for hedge accounting in the consolidated financial statements. Accordingly, changes in fair value of such derivatives are recorded through earnings and presented as "derivative market value adjustments, net" in the statements of operations. "Derivative settlements, net" represent the cash paid or received during the respective period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments that do not qualify for hedge accounting based on their contractual terms. For additional information on Nelnet Bank's derivative portfolio, see note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Derivative market value adjustments, net	(327)	(3,647)	(4,556)	(793)
Total other income, net	1,148	(2,525)	(2,220)	1,888
Salaries and benefits	2,817	2,973	8,424	8,491	Represents salaries and benefits of Nelnet Bank associates and third-party contract labor.
Depreciation	355	343	1,046	944
Servicing fees	838	285	2,329	711
Represents primarily fees paid to LSS for servicing certain of Nelnet Bank's loans. Intercompany servicing expense of $0.7 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, and $1.9 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively, was eliminated for consolidated financial reporting purposes.

Other expenses	1,916	2,463	5,243	5,577	Represents various expenses such as marketing, consulting and professional fees, collection costs, software, FDIC insurance, and management fees.
Intersegment expenses	726	581	2,089	1,729	Intersegment expenses include costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	6,652	6,645	19,131	17,452
Income (loss) before income taxes	6,088	(4,758)	7,573	(7,330)
Income tax (expense) benefit	(1,483)	1,143	(1,816)	1,800
Represents an effective tax rate of 24.4% and 24.0% for the three months ended September 30, 2025 and 2024, respectively, and 24.0% and 24.6% for the nine months ended September 30, 2025 and 2024, respectively.

Net income (loss)	$4,605	(3,615)	5,757	(5,530)
Additional information:
Net income (loss)	$4,605	(3,615)	5,757	(5,530)	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional details about non-GAAP financial information.
Derivative market value adjustments, net	327	3,647	4,556	793
Tax effect	(78)	(875)	(1,093)	(190)
Net income (loss), excluding derivative market value adjustments	$4,854	(843)	9,220	(4,927)

NFS Other Operating Segments
The following table summarizes the operating results of other operating segments included in NFS that are not reportable. Income taxes are allocated based on 24% of income (loss) before taxes for each activity.
Summary and Comparison of Operating Results

	WRCM (a)	Nelnet Insurance Services (b)	Real estate investments (c)	Investment securities (d)	Total
	Three months ended September 30, 2025
Investment interest	$4	2,552	—	12,429	14,985
Interest expense	—	(1,313)	—	(46)	(1,359)
Net interest income	4	1,239	—	12,383	13,626
Reinsurance premiums earned	—	23,165	—	—	23,165
Other income, net	2,017	1,183	1,888	586	5,674
Salaries and benefits	(34)	(386)	(248)	—	(668)
Reinsurance losses and underwriting expenses	—	(19,962)	—	—	(19,962)
Other expenses	(50)	(1,030)	(22)	(1)	(1,103)
Intersegment expenses, net	(4)	(148)	(105)	(32)	(289)
Income (loss) before income taxes	1,933	4,061	1,513	12,936	20,443
Income tax (expense) benefit	(418)	(974)	(369)	(3,105)	(4,866)
Net (income) loss attributable to noncontrolling interests	(193)	—	24	—	(169)
Net income (loss)	$1,322	3,087	1,168	9,831	15,408
	Three months ended September 30, 2024
Investment interest	$4	1,354	95	10,962	12,415
Interest expense	—	(463)	—	(1,782)	(2,245)
Net interest income	4	891	95	9,180	10,170
Reinsurance premiums earned	—	16,619	—	—	16,619
Other income, net	1,399	1,427	2,116	809	5,751
Salaries and benefits	(54)	(138)	(206)	—	(398)
Reinsurance losses and underwriting expenses	—	(16,761)	—	—	(16,761)
Other expenses	(69)	(1,042)	(31)	(1)	(1,143)
Intersegment expenses, net	(4)	(52)	(109)	(35)	(200)
Income (loss) before income taxes	1,276	944	1,865	9,953	14,038
Income tax (expense) benefit	(276)	(227)	(450)	(2,388)	(3,341)
Net (income) loss attributable to noncontrolling interests	(128)	—	11	—	(117)
Net income (loss)	$872	717	1,426	7,565	10,580

	WRCM (a)	Nelnet Insurance Services (b)	Real estate investments (c)	Investment securities (d)	Total
	Nine months ended September 30, 2025
Investment interest	$11	7,009	—	25,656	32,676
Interest expense	—	(3,509)	—	(49)	(3,558)
Net interest income	11	3,500	—	25,607	29,118
Reinsurance premiums earned	—	73,964	—	—	73,964
Other income, net	4,997	2,829	698	3,526	12,050
Salaries and benefits	(96)	(931)	(658)	—	(1,685)
Reinsurance losses and underwriting expenses	—	(67,836)	—	—	(67,836)
Other expenses	(175)	(3,819)	(82)	(4)	(4,080)
Intersegment expenses, net	(11)	(439)	(306)	(98)	(854)
Impairment expense	—	—	(81)	—	(81)
Income (loss) before income taxes	4,726	7,268	(429)	29,031	40,596
Income tax (expense) benefit	(1,021)	(1,744)	87	(6,967)	(9,645)
Net (income) loss attributable to noncontrolling interests	(473)	—	66	—	(407)
Net income (loss)	$3,232	5,524	(276)	22,064	30,544

	Nine months ended September 30, 2024
Investment interest	$11	3,693	380	39,826	43,910
Interest expense	—	(1,052)	—	(6,216)	(7,268)
Net interest income	11	2,641	380	33,610	36,642
Reinsurance premiums earned	—	44,250	—	—	44,250
Other income, net	4,408	2,773	(1,510)	1,092	6,763
Salaries and benefits	(161)	(375)	(593)	—	(1,129)
Reinsurance losses and underwriting expenses	—	(39,066)	—	—	(39,066)
Other expenses	(214)	(2,100)	(152)	(4)	(2,470)
Intersegment expenses, net	(11)	(198)	(348)	(108)	(665)
Income (loss) before income taxes	4,033	7,925	(2,223)	34,590	44,325
Income tax (expense) benefit	(871)	(1,902)	525	(8,302)	(10,550)
Net (income) loss attributable to noncontrolling interests	(403)	—	37	—	(366)
Net income (loss)	$2,759	6,023	(1,661)	26,288	33,409
(a)    The Company provides investment advisory services through Whitetail Rock Capital Management, LLC (WRCM), the Company's SEC-registered investment advisor subsidiary, under various arrangements. WRCM earned management and performance fees of $2.0 million and $1.4 million for the three months ended September 30, 2025 and 2024, respectively, and $5.0 million and $4.4 million for the nine months ended September 30, 2025 and 2024, respectively. Fees earned by WRCM are included in "other income, net" in the table above.
(b)    Represents primarily the operating results of the Company’s reinsurance treaties on property and casualty policies. The increase in reinsurance premiums and associated reinsurance losses and underwriting expenses in the three and nine months ended September 30, 2025 compared with the same periods in 2024 was primarily due to an increase in overall property volume and new business. Reinsurance losses and underwriting expenses also increased related to increased claims development in several commercial auto programs, which the Company has exited; however, adverse development of related expenses may continue to be recognized in future periods. Other operating expenses have also increased to support the growth of this business.
(c)    Represents the operating results of the Company’s real estate investments and the administrative costs to manage this portfolio. Included in "other income, net" in the table above are primarily the net gains/losses recognized related to the Company's proportionate share of certain real estate investments accounted for under the equity method, and realized gains from the sale of real estate investments.
(d)    Represents interest income earned on investment debt securities (primarily student loan and other asset-backed securities, including Nelnet-owned asset-backed securities which it has repurchased and are eliminated in consolidation), interest income on certain notes receivable, unrealized gains/losses on marketable equity securities, realized gains/losses on marketable equity securities and investment debt securities, and other costs to manage these investments. The activity also includes interest expense incurred on debt used to finance such investments. The increase in investment interest for the three months ended September 30, 2025 compared with the same period in 2024 was primarily due to an increase in the average balance of investment securities as a result of the Company repurchasing $377.6 million of its own debt during the third quarter of 2025. The decrease in investment interest income and interest expense for the nine months ended September 30, 2025 compared with the same period in 2024 was primarily due to a decrease in the average balance of investment securities and debt outstanding, respectively, and a decrease in interest rates earned on such investments. As of December 31, 2024, the majority of debt used to finance such investments had been repaid. See Item 3, "Quantitative and Qualitative Disclosures About Market Risk - Interest Rate and Market Risk - Investments," which provides additional detail on NFS's investment debt securities.

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
Summary and Comparison of Operating Results

	Shared services (a)	Solar tax equity investments (b)	Nelnet Renewable Energy (c)	ALLO investment (d)	Venture capital investments (e)	Other	Total
	Three months ended September 30, 2025
Investment interest	$—	—	—	—	—	3,134	3,134
Interest expense	—	—	(2)	—	—	(690)	(692)
Net interest income (expense)	—	—	(2)	—	—	2,444	2,442
Solar construction revenue	—	—	5,738	—	—	—	5,738
Other income, net	600	(8,766)	—	(161)	33,824	2,839	28,336
Cost to provide solar construction services	—	—	(7,607)	—	—	—	(7,607)
Salaries and benefits	(20,919)	(402)	(3,273)	—	(230)	(1,369)	(26,193)
Depreciation and amortization	(2,493)	—	(212)	—	—	(38)	(2,743)
Other expenses	(13,902)	(502)	(171)	1,298	(28)	(4,596)	(17,901)
Intersegment expenses, net	26,805	(66)	(404)	—	(46)	(548)	25,741
Impairment expense	—	(5,761)	(94)	—	—	—	(5,855)
(Loss) income before income taxes	(9,909)	(15,497)	(6,025)	1,137	33,520	(1,268)	1,958
Income tax benefit (expense)	2,378	2,203	1,446	(273)	(8,045)	(1,256)	(3,547)
Net loss attributable to noncontrolling interests	—	6,317	—	—	—	—	6,317
Net (loss) income	$(7,531)	(6,977)	(4,579)	864	25,475	(2,524)	4,728
	Three months ended September 30, 2024
Investment interest	$—	1	1	—	—	3,103	3,105
Interest expense	—	—	(103)	—	—	(601)	(704)
Net interest income (expense)	—	1	(102)	—	—	2,502	2,401
Solar construction revenue	—	—	19,321	—	—	—	19,321
Other income, net	714	(7,640)	43	4,503	2,478	3,408	3,506
Cost to provide solar construction services	—	—	(26,815)	—	—	—	(26,815)
Salaries and benefits	(19,411)	(621)	(1,375)	—	(187)	(2,258)	(23,852)
Depreciation and amortization	(5,463)	—	(284)	—	(8)	(93)	(5,848)
Other expenses	(11,761)	(205)	(535)	2,104	(26)	(693)	(11,116)
Intersegment expenses, net	25,634	(44)	(378)	(1)	(21)	(110)	25,080
Impairment expense	—	—	—	—	(100)	—	(100)
(Loss) income before income taxes	(10,287)	(8,509)	(10,125)	6,606	2,136	2,756	(17,423)
Income tax benefit (expense)	2,469	988	2,430	(1,585)	(513)	126	3,915
Net loss attributable to noncontrolling interests	—	4,392	—	—	—	—	4,392
Net (loss) income	$(7,818)	(3,129)	(7,695)	5,021	1,623	2,882	(9,116)

	Shared services (a)	Solar tax equity investments (b)	Nelnet Renewable Energy (c)	ALLO investment (d)	Venture capital investments (e)	Other	Total
	Nine months ended September 30, 2025
Investment interest	$—	6	—	—	—	8,101	8,107
Interest expense	—	—	(5)	—	—	(1,971)	(1,976)
Net interest income (expense)	—	6	(5)	—	—	6,130	6,131
Solar construction revenue	—	—	10,992	—	—	—	10,992
Other income, net	1,817	(8,264)	—	13,555	40,077	8,991	56,176
Gain on partial redemption of ALLO investment	—	—	—	175,044	—	—	175,044
Cost to provide solar construction services	—	—	(29,485)	—	—	—	(29,485)
Salaries and benefits	(58,239)	(1,163)	(6,767)	—	(665)	(4,638)	(71,472)
Depreciation and amortization	(8,678)	—	(729)	—	(1)	(114)	(9,522)
Other expenses	(41,487)	(804)	(999)	6,190	(59)	(8,024)	(45,183)
Intersegment expenses, net	78,037	(198)	(1,212)	—	(132)	(1,082)	75,413
Impairment expense	(3,269)	(5,761)	(1,996)	—	(140)	—	(11,166)
(Loss) income before income taxes	(31,819)	(16,184)	(30,201)	194,789	39,080	1,263	156,928
Income tax benefit (expense)	7,637	1,058	7,248	(46,749)	(9,379)	(2,760)	(42,945)
Net loss attributable to noncontrolling interests	—	11,777	—	—	—	—	11,777
Net (loss) income	$(24,182)	(3,349)	(22,953)	148,040	29,701	(1,497)	125,760

	Nine months ended September 30, 2024
Investment interest	$—	2	32	—	—	9,532	9,566
Interest expense	—	—	(811)	—	—	(1,303)	(2,114)
Net interest income (expense)	—	2	(779)	—	—	8,229	7,452
Solar construction revenue	—	—	42,741	—	—	—	42,741
Other income, net	2,170	(6,398)	136	459	5,780	9,583	11,730
Cost to provide solar construction services	—	—	(49,115)	—	—	—	(49,115)
Salaries and benefits	(58,654)	(1,905)	(6,006)	—	(663)	(4,931)	(72,159)
Depreciation and amortization	(20,191)	—	(823)	—	(21)	(277)	(21,312)
Other expenses	(32,093)	(573)	(1,763)	1,498	(52)	(4,376)	(37,359)
Intersegment expenses, net	79,379	99	(1,439)	(4)	(59)	(247)	77,729
Impairment expense	—	—	(1,865)	—	(137)	—	(2,002)
(Loss) income before income taxes	(29,389)	(8,775)	(18,913)	1,953	4,848	7,981	(42,295)
Income tax benefit (expense)	7,053	424	4,142	(469)	(1,164)	(1,560)	8,426
Net loss attributable to noncontrolling interests	—	7,009	1,654	—	—	—	8,663
Net (loss) income	$(22,336)	(1,342)	(13,117)	1,484	3,684	6,421	(25,206)
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
(b)    Includes operating results of the Company's tax equity investments in renewable energy solar partnerships. The Company accounts for these investments using the HLBV method of accounting, which commonly results in accelerated losses in the initial years of the investment and gains recognized at the end of the contractual agreement (typically five years). In the periods presented, the Company recognized net HLBV losses. These losses are also offset by revenue earned by the Company related to management, consulting, and performance fees provided on tax equity investments syndicated to third parties. Due to the recognition pattern (accelerated losses in initial years and gains upon sale at the end of the contractual agreement), these investments may create volatility in earnings. During the third quarter of 2025, the Company recognized a non-cash impairment charge of $5.8 million related to its ownership in a solar development project. For additional information on the results of this operating segment, see note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
(c)    Nelnet Renewable Energy (NRE) is the Company’s solar construction business that provides full-service engineering, procurement, and construction (EPC) services to commercial entities. The Company entered this business from its acquisition of 80% of GRNE Solar in June 2022. On June 30, 2024, the Company acquired the remaining 20% of GRNE Solar for $0.3 million.

Since the acquisition of GRNE Solar, NRE has incurred low and, in many cases, negative margins on legacy projects. The Company has a handful of remaining legacy construction contracts it is obligated to complete, down from over 30 at the beginning of 2024. NRE continues to recognize loss reserves that represent NRE's estimate of costs it will incur to complete the remaining legacy contracts. The loss reserve expense is included in "cost to provide solar construction services" in the table above. In addition, uncertain economic conditions and legislation activity have impacted new construction projects being initiated which has adversely impacted and will continue to adversely impact revenue. See Part II, Item 1A "Risk Factors" of this report for additional information on the adverse impacts on NRE's business related to the enactment of the One Big Beautiful Bill.
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
(e)    Represents the operating results of the Company’s venture capital investments, including Hudl which the Company accounts for using the measurement alternative method, and the administrative costs to manage this portfolio. These investments may create volatility in earnings from recognizing results of certain equity method investees, periodic adjustment of certain fund investments to their respective fair value, and, when applicable, observable price changes on certain measurement alternative investments. For instance, during the third quarter 2025, the Company recognized a realized gain of $7.8 million as a result of redeeming a portion of its investment in an unaffiliated third-party technology company (the "Investee"), and an unrealized gain of $22.4 million to adjust its carrying value of its remaining investment in the Investee to the transaction value. For additional information, see note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

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
Sources of Liquidity
As of September 30, 2025, the Company's sources of liquidity included:

Cash and cash equivalents	$216,425
Less: Cash and cash equivalents held at Nelnet Bank (a)	(13,993)
Net cash and cash equivalents	202,432

Available-for-sale (AFS) debt securities (investments) - at fair value	1,282,067
Less: AFS debt securities held at Nelnet Bank - at fair value (a)	(788,274)
AFS private education and consumer loan debt securities - held as risk retention - at fair value (b)	(200,652)
Restricted investments (c)	(125,985)
Unencumbered AFS debt securities (investments) - at fair value	167,156

Unencumbered federally insured, private, consumer, and other loans (Non-Nelnet Bank) - at par	291,938

Unencumbered repurchased Nelnet issued asset-backed debt securities - at par (not included on consolidated financial statements) (d)	499,524

Unused capacity on unsecured line of credit (e)	495,000

Sources of liquidity as of September 30, 2025	$1,656,050
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
(e)    The Company has a $495.0 million unsecured line of credit that matures on September 22, 2026. As of September 30, 2025, there was no amount outstanding on the unsecured line of credit and $495.0 million was available for future use.

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
On October 23, 2025, the Company announced that it entered into a definitive and binding purchase agreement to purchase a Canadian student loan servicing business for a purchase price of approximately $93 million in cash. The transaction is expected to close in the first calendar quarter of 2026, subject to customary closing conditions. See note 17 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information about this acquisition.
Partial Redemption of ALLO Investment
Nelnet had both voting and preferred membership interest investments in ALLO. On June 4, 2025, Nelnet redeemed a portion of its voting membership interests in ALLO and all its outstanding preferred membership interests, including the preferred return accrued on such membership interests through June 3, 2025. The Company received cash proceeds of $410.9 million from ALLO and recognized a pre-tax gain of $175.0 million as a result of this transaction. See note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information about this transaction. The majority of the proceeds from this transaction were used by the Company to pay down third-party debt that was used to fund loan assets and repurchase certain of the Company's own asset-backed securities (bonds and notes payable) in the secondary market. During the three months ended September 30, 2025, the Company repurchased $377.6 million (par value) of its own debt.
Cash Flows
The Company has historically generated positive cash flow from operations. During the nine months ended September 30, 2025 and 2024, the Company generated $285.4 million and $482.4 million, respectively, in cash from operating activities. The decrease in 2025 compared with 2024 was due to:
•Adjustments to net income for certain non-cash items, including the gain recognized on the partial redemption of the Company's ALLO investment, deferred income tax benefit, loan discount and deferred lender fees accretion, depreciation and amortization, and gain/loss on investments; and
•The impact of changes to accrued interest receivable and accounts receivable during the nine months ended September 30, 2025 compared with the same period in 2024.
These factors were partially offset by:
•An increase in net income; and
•The impact of changes to other liabilities during the nine months ended September 30, 2025 compared with the same period in 2024.
The primary items included in the statement of cash flows for investing activities are the purchase, origination, repayment, and sale of loans, the purchase and sale of available-for-sale securities, and the purchase and sale of other investments. During June 2025, the Company received cash proceeds of $410.9 million from the redemption of its membership interests in ALLO. The proceeds from the ALLO redemption are included in investing activities on the statement of cash flows. The primary items included in financing activities are the payments on and proceeds from bonds and notes payable, the change in deposits at Nelnet Bank used to fund loans and investment activity at Nelnet Bank, issuance of noncontrolling interests, and repurchases of common stock. Cash provided by investing activities and used in financing activities for the nine months ended September 30, 2025 was $519.0 million and $968.9 million, respectively. Cash provided by investing activities and used in financing activities for the nine months ended September 30, 2024 was $2.08 billion and $2.69 billion, respectively. Investing and financing activities are further addressed in the discussion that follows.

Liquidity Needs and Sources of Liquidity Available to Satisfy Debt Obligations Secured by Loan Assets and Related Collateral - AGM Operating Segment
The following table shows AGM's debt obligations outstanding that are secured by loan assets and related collateral:

	As of September 30, 2025
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$6,703,249	8/26/30 - 9/25/69
FFELP and consumer loan warehouse and other facilities	1,160,959	1/29/27 - 2/29/28
	$7,864,208
Bonds and Notes Issued in Asset-backed Securitizations
The majority of AGM’s portfolio of student loans is funded in asset-backed securitizations that are structured to substantially match the maturity of the funded assets, thereby minimizing liquidity risk. Cash generated from student loans funded in asset-backed securitizations provides the source of liquidity to satisfy all obligations related to the outstanding bonds and notes issued in such securitizations. In addition, due to (i) the difference between the yield AGM receives on the loans and cost of financing within these transactions, and (ii) the servicing and administration fees that AGM earns from these transactions, AGM has created a portfolio that the Company expects to generate earnings and significant cash flow over the life of these transactions.
As of September 30, 2025, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, AGM expects future undiscounted cash flows from its portfolio to be approximately $1.04 billion as detailed below. The actual timing of cash flows released from the securitizations could be impacted based on when and if the Company terminates a securitization by exercising clean-up calls on the underlying securities when the assets in such securitization reach a certain threshold.
The forecasted cash flow presented below includes loans funded in asset-backed securitizations as of September 30, 2025, the majority of which are federally insured student loans. As of September 30, 2025, AGM had $7.4 billion of loans included in asset-backed securitizations, which represented 84.0% of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive in relation to loans funded in its warehouse facilities, unencumbered federally insured, private education, consumer, and other loans funded with operating cash, its ownership of beneficial interest in loan securitizations (such beneficial interest investments are classified as "other investments and notes receivable, net" on the Company's consolidated balance sheets), loans acquired subsequent to September 30, 2025, and loans owned by Nelnet Bank.

Asset-backed Securitization Cash Flow Forecast
$1.04 billion
(dollars in millions)

$180
$160
$140
$120
$100
$80
$60
$40
$20
$-
$140
$155
$100
$80
$90
$40
$130
$25
$60
$145
$75
2025 (Q4)
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035 and after

The forecasted future undiscounted cash flows of approximately $1.04 billion include approximately $0.74 billion (as of September 30, 2025) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are included in the consolidated balance sheets in the balances of "loans and accrued interest receivable, net" and "restricted cash." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $0.30 billion, or approximately $0.23 billion after income taxes based on the estimated effective tax rate, represents estimated future net interest income (earnings) from the portfolio and is expected to be accretive to the Company's balance of consolidated shareholders' equity from the September 30, 2025 balance.
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
Beginning in late 2021, the Company experienced accelerated run-off (prepayments) of its FFELP portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans to qualify for loan forgiveness under various initiatives and programs offered by the federal government and the Department. However, the Company has experienced a significant decrease in FFELP borrowers consolidating their loans into the Federal Direct Loan Program since August 2024, which has resulted in prepayment rates on the Company’s FFELP portfolio being more consistent with longer-term historical rates.

The following table summarizes the estimated impact to the above forecasted cash flows if prepayments were greater than the prepayment rate assumptions used to calculate the forecasted cash flows:

Increase in prepayment rate	Reduction in forecasted cash flow from table above	Forecasted cash flow using increased prepayment rate
2x	$0.07 billion	$0.97 billion
4x	$0.20 billion	$0.84 billion
If the entire AGM student loan portfolio was prepaid, the Company would receive the full amount of overcollateralization included in the asset-backed securitizations of approximately $0.74 billion (as of September 30, 2025); however, the Company would not receive the $0.30 billion ($0.23 billion after tax) of estimated future earnings from the portfolio.
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
Warehouse and Other Facilities
Warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements. For a summary of the Company's warehouse and other facilities outstanding as of September 30, 2025, see note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Upon termination or expiration of the warehouse and other secured facilities, the Company would expect to access the securitization market, obtain replacement facilities, use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
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
There were no asset-backed securitization transactions completed during the nine months ended September 30, 2025.
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
Union Bank Participation Agreements
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of September 30, 2025, $721.7 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement.

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
The Company also has an agreement with Union Bank under which Union Bank has agreed to purchase from the Company participation interests in FFELP loan asset-backed securities (bond investments). The agreement automatically renews annually and is terminable by either party upon five business days' notice. The Company can participate FFELP loan asset-backed securities to Union Bank to the extent of availability under the grantor trusts, up to $400.0 million or an amount in excess of $400.0 million if mutually agreed to by both parties. The Company maintains legal ownership of the FFELP loan asset-backed securities and, in its discretion, approves and accomplishes any sale, assignment, transfer, encumbrance, or other disposition of the securities. As such, the FFELP loan asset-backed securities subject to this agreement are included on the Company's consolidated balance sheets as "investments at fair value" and the participation interests outstanding have been accounted for by the Company as a secured borrowing. As of September 30, 2025, $0.1 million (par value) of FFELP loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement.
Liquidity Impact Related to Beneficial Interest in Loan Securitizations
The Company has partial ownership in consumer, private education, and federally insured student loan third-party securitizations that are classified as "beneficial interest in loan securitizations" and included in "other investments and notes receivable, net" on the Company's consolidated balance sheets. These residual interests were acquired by the Company or have been received by the Company as consideration from selling portfolios of loans to unrelated third parties who securitized such loans. As of the latest remittance reports filed by the various trusts prior to or as of September 30, 2025, the Company's ownership correlates to approximately $1.75 billion of loans included in these securitizations. Investment interest income earned by the Company from the beneficial interest in loan securitizations is included in "investment interest" on the Company's consolidated statements of income and is not a component of the Company's loan interest income.
As of September 30, 2025, the investment balance on the Company's consolidated balance sheet of its beneficial interest in loan securitizations was $201.8 million. For a summary of this investment balance, see note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
The Company's partial ownership percentage in each loan securitization grants the Company the right to receive the corresponding percentage of cash flows generated by the securitization. As of September 30, 2025, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its partial ownership in these securitizations to be approximately $291.7 million. The vast majority of these cash flows are expected to be received over the next 5 years.
The difference between the total estimated future undiscounted cash flows from these residual interests ($291.7 million) and the investment carrying value ($201.8 million) of $89.9 million, or $68.3 million after income taxes based on the estimated effective tax rate, represents estimated future investment interest income (earnings) from these investments and is expected to be accretive to the Company's balance of consolidated shareholders' equity from the September 30, 2025 balance.
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
Nelnet Bank launched operations in November 2020. Nelnet Bank was funded by the Company with an initial capital contribution of $100 million and the Company made a pledged deposit of $40.0 million with Nelnet Bank, as required under an agreement with the FDIC as discussed below. The Company has contributed an additional $126 million to Nelnet Bank since its inception (which includes cash, investments, loans, and equity in a student loan trust). Based on Nelnet Bank's business plan for growth and current financial condition, the Company believes it will make additional capital contributions to the bank in future periods. Nelnet Bank also has unsecured Federal Funds lines of credit with correspondent banks and has established accounts at the Federal Reserve Bank and the Federal Home Loan Bank.

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
Regulatory Capital
Prior to Nelnet Bank’s launch of operations, Nelnet Bank, Nelnet, Inc. (the parent), and Michael S. Dunlap (Nelnet, Inc.’s controlling shareholder) entered into a Capital and Liquidity Maintenance Agreement and a Parent Company Agreement with the FDIC in connection with Nelnet, Inc.’s role as a source of financial strength for Nelnet Bank. As part of the Capital and Liquidity Maintenance Agreement, Nelnet, Inc. is obligated to (i) contribute capital to Nelnet Bank for it to maintain capital levels that meet FDIC requirements for a “well capitalized” bank, including a leverage ratio of capital to total assets of at least 12%; (ii) provide and maintain an irrevocable asset liquidity takeout commitment for the benefit of Nelnet Bank in an amount equal to the greater of either 10% of Nelnet Bank’s total assets or such additional amount as agreed to by Nelnet Bank and Nelnet, Inc.; (iii) provide additional liquidity to Nelnet Bank in such amount and duration as may be necessary for Nelnet Bank to meet its ongoing liquidity obligations; and (iv) establish and maintain a pledged deposit of $40.0 million with Nelnet Bank. As of September 30, 2025, Nelnet Bank's leverage ratio of capital to total assets was 12.7%.
Liquidity Impact Related to Solar Tax Equity Investments
The Company makes solar tax equity investments in renewable energy solar partnerships that support the development and operations of solar projects. As of September 30, 2025, the Company has funded a total of $306.1 million in tax equity investments which remain outstanding for itself and $307.5 million on behalf of its syndication partners, for a funded total of $613.6 million. These investments provide a federal income tax credit under the Internal Revenue Code, currently equaling 30% to 70% of the eligible project cost, with the tax credit available when the project is placed in service. The Company is then allowed to reduce its tax estimates paid to the U.S. Treasury based on the credits earned. In addition to the credits, the Company structures the investments to receive quarterly distributions of cash from the operating earnings of the solar project for a period of at least five years after the project is placed in service. After that period, the contractual agreements typically provide for the Company’s entire interest in the projects to be sold at the fair market value of the discounted forecasted future cash flows allocable to the Company. Based on the timing of when the Company funds a project and decreases its tax estimate to the U.S. Treasury due to earning of the tax credit, the net amount of capital funded to solar tax equity investments at any point in time is not significant and has a minimal impact on the Company’s liquidity. As of September 30, 2025, the Company is committed to fund an additional $86.7 million directly in solar tax equity investments and $115.9 million will be funded by its syndication partners, for a total commitment of $202.6 million.
In periods in which the Company makes significant investments in solar tax equity investments, operating results are negatively impacted due to the accelerated losses recognized in the initial years of investment. However, given the timing and amount of cash flows expected to be generated over the life of these investments, the Company considers these investments a good use of capital. Through September 30, 2025, the Company has recognized cumulative pre-tax losses (excluding noncontrolling interests) of approximately $70 million on its tax equity investments currently outstanding. The Company expects its current investments (assuming no additional investments are made subsequent to September 30, 2025) to generate approximately $110 million of pre-tax earnings (excluding noncontrolling interests) over the life of the investments. Accordingly, the Company expects to recognize approximately $180 million in pre-tax income (excluding noncontrolling interests) on such investments between October 1, 2025 and June 30, 2031 (the remaining years of its current investments).
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
Based on the derivative portfolio outstanding as of September 30, 2025, the Company does not anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to make variation margin payments to its third-party clearinghouse and/or payments to its counterparties for its non-centrally cleared derivatives.
Unsecured Line of Credit
As discussed above, the Company has a $495.0 million unsecured line of credit with a maturity date of September 22, 2026. As of September 30, 2025, the unsecured line of credit had no amount outstanding and $495.0 million was available for future use. Upon the maturity date of this facility, there can be no assurance that the Company will be able to maintain this line of credit, increase or maintain the amount outstanding under the line, or find alternative funding if necessary.
Stock Repurchases
In 2022, the Board of Directors authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ended May 8, 2025. On May 8, 2025, the Company announced that its Board of Directors authorized a new stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2028. The five million shares authorized under the new program include the remaining unpurchased shares from the prior program, which the new program replaced. As of September 30, 2025, 4,610,575 shares remained authorized for repurchase under the Company's stock repurchase program. Shares may be repurchased from time to time on the open market, in private transactions (including with related parties), or otherwise, depending on various factors, including share prices and other potential uses of liquidity.
Shares repurchased by the Company during the first three quarters of 2025 are shown below. Certain of these repurchases were made pursuant to trading plans adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. For additional information on stock repurchases during the third quarter of 2025, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share) (a)

Quarter ended March 31, 2025	38,491	$4,458	115.81
Quarter ended June 30, 2025	183,554	21,360	116.37
Quarter ended September 30, 2025	217,850	27,273	125.19
Total	439,895	$53,091	120.69
(a) The average price of shares repurchased for each period presented includes excise taxes.
On August 25, 2025, the Company repurchased, in a privately negotiated transaction under the Company’s existing stock repurchase program, a total of 41,929 shares of the Company’s Class A common stock from a certain significant shareholder. The shares were repurchased at a discount to the closing market price of the Company’s Class A common stock as of August 21, 2025, and the transaction was separately approved by the Company’s Board of Directors and its Nominating and Corporate Governance Committee.
Dividends
On September 16, 2025, the Company paid a third quarter 2025 cash dividend on the Company's Class A and Class B common stock of $0.30 per share. In addition, the Company's Board of Directors has declared a fourth quarter 2025 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.33 per share. The fourth quarter cash dividend will be paid on December 15, 2025 to shareholders of record at the close of business on December 1, 2025.
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
On an on-going basis, management evaluates its estimates and judgments, particularly as they relate to accounting policies that management believes are most “critical” — that is, they are most important to the portrayal of the Company’s financial condition and results of operations and they require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Management has identified the allowance for loan losses as a critical accounting policy and estimate, as discussed further under Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Allowance for Loan Losses” in the Company’s 2024 Annual Report. For additional information regarding changes in the Company’s allowance for loan losses for the three and nine months ended September 30, 2025 and 2024, see the caption “Activity in the Allowance for Loan Losses” in note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report. There have been no material changes to the Company’s critical accounting policy and estimate since December 31, 2024.
RECENT ACCOUNTING PRONOUNCEMENTS
In December 2023, the FASB issued accounting guidance to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This guidance will be effective for the Company for the year ending December 31, 2025 annual financial statements, with early adoption permitted. The Company intends to adopt the standard when it becomes effective for the year ending December 31, 2025 and apply the standard on a retrospective basis. Management is currently evaluating the impact this guidance will have on the disclosures included in the notes to the consolidated financial statements. Based upon this review, the Company has not yet identified nor does it anticipate a material impact to its financial statement disclosures. Presentation changes include new disclosures for the tax rate in percentages and dollars, pre-defined breakouts, and cash payments to the Company's most significant jurisdictions.
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
Interest Rate Risk - AGM Operating Segment
AGM’s primary market risk exposure arises from fluctuations in its lending and borrowing rates, the spread between which could impact AGM due to shifts in market interest rates.

The following table sets forth AGM’s loan assets and debt instruments by rate characteristics:

	As of September 30, 2025		As of December 31, 2024
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$1,357,527	15.3%	$814,843	9.1%
Variable-rate loan assets	7,491,206	84.7	8,141,025	90.9
Total	$8,848,733	100.0%	$8,955,868	100.0%

Fixed-rate debt instruments	$345,350	4.4%	$399,994	4.8%
Variable-rate debt instruments	7,520,406	95.6	7,958,357	95.2
Total	$7,865,756	100.0%	$8,358,351	100.0%
FFELP loans originated prior to April 1, 2006 generally earn interest at the higher of the borrower rate, which is fixed over a period of time, or a floating rate based on the special allowance payment (SAP) formula set by the Department. The SAP rate is based on an applicable index plus a fixed spread that depends on loan type, origination date, and repayment status. The Company generally finances its FFELP student loan portfolio with variable-rate debt. In low and/or declining interest rate environments, when the fixed borrower rate is higher than the SAP rate, the Company’s FFELP student loans earn at a fixed rate while the interest on the variable-rate debt typically continues to reflect the low and/or declining interest rates. In these interest rate environments, the Company may earn additional spread income that it refers to as floor income.
Depending on the type of loan and when it was originated, the borrower rate is either fixed to term or is reset to an annual rate each July 1. As a result, for loans where the borrower rate is fixed to term, the Company may earn floor income for an extended period of time, which the Company refers to as fixed-rate floor income, and for those loans where the borrower rate is reset annually on July 1, the Company may earn floor income to the next reset date, which the Company refers to as variable-rate floor income. All FFELP loans first originated on or after April 1, 2006 effectively earn at the SAP rate, since lenders are required to rebate fixed-rate floor income and variable-rate floor income for those loans to the Department.
The Company earned no variable-rate floor income in 2025 or 2024.
The following table shows AGM’s federally insured student loan assets that were earning fixed-rate floor income as of September 30, 2025:

Fixed interest rate range	Borrower/lender weighted average yield	Estimated variable conversion rate (a)	Loan balance
7.0 - 7.49%	7.30%	4.66%	$21,361
7.5 - 7.99%	7.72%	5.08%	85,343
8.0 - 8.99%	8.18%	5.54%	209,763
> 9.0%	9.06%	6.42%	84,471
			$400,938
(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of September 30, 2025, the weighted average estimated variable conversion rate was 5.58% and the short-term interest rate was 454 basis points.
Absent the use of derivative instruments, a rise in interest rates will reduce the amount of floor income received and has an impact on earnings due to interest margin compression caused by increasing financing costs, until such time as the federally insured loans earn interest at a variable rate in accordance with their SAP formulas. In higher interest rate environments, where the interest rate rises above the borrower rate and fixed-rate loans effectively become variable-rate loans, the impact of the rate fluctuations is reduced.
A summary of fixed-rate floor income earned by the AGM operating segment follows.

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Fixed-rate floor income, gross	$1,027	225	$2,999	563
Derivative settlements (a)	438	1,200	1,293	3,583
Fixed-rate floor income, net	$1,465	1,425	$4,292	4,146
(a)    Derivative settlements consist of settlements received related to the Company's derivatives used to hedge student loans earning fixed-rate floor income.

For further details of the Company’s derivatives used to hedge fixed-rate loans, see note 5 of the notes to consolidated financial statements included in Part I, Item 1 of this report.
AGM is also exposed to interest rate risk in the form of repricing risk and basis risk because the interest rate characteristics of AGM’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents AGM’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of September 30, 2025:

Index	Frequency of variable resets	Assets	Funding of student loan assets
30-day average SOFR (a)	Daily	$7,377,269	—
3-month Treasury bill	Daily	243,386	—
3-month H15 financial commercial paper	Daily	239,602	—
30-day average SOFR / 1-month CME Term SOFR	Monthly	—	4,473,273
90-day average SOFR / 3-month CME Term SOFR (a)	Quarterly	—	1,785,665
Asset-backed commercial paper / SOFR (b)	Varies	—	535,389
Fixed rate	—	—	312,850
Auction-rate (c)	Varies	—	60,585
Other (d)	—	757,252	1,449,747
		$8,617,509	8,617,509
(a)    The Company has certain basis swaps outstanding in which the Company receives payments indexed to three-month SOFR and makes payments based on the one-month SOFR index (plus or minus a spread) as defined in the agreements (the "Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the Basis Swaps outstanding as of September 30, 2025:

Maturity	Notional amount
2026	$1,150,000
2027	250,000
$1,400,000
(b)    The interest rate on the Company's FFELP warehouse facilities is indexed to asset-backed commercial paper rates and daily SOFR.
(c)    As of September 30, 2025, the Company was sponsor for $60.6 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (the “Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to SOFR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
(d)    Assets include accrued interest receivable and restricted cash. Funding represents overcollateralization (equity) and other liabilities included in FFELP loan asset-backed securitizations and warehouse facilities.

The following table summarizes the effect on the Company’s consolidated earnings based upon a sensitivity analysis performed on AGM’s variable-rate assets (including loans earning fixed-rate floor income) and liabilities. The sensitivity analysis was performed assuming the funding index increases 10 basis points and 30 basis points while holding the asset index constant, if the funding index is different than the asset index.

	Asset and funding index mismatches
	Increase of 10 basis points		Increase of 30 basis points		Increase of 10 basis points		Increase of 30 basis points
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended September 30, 2025				Three months ended September 30, 2024
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(792)	(0.6)%	$(2,377)	(1.8)%	$(819)	(36.8)%	$(2,457)	(110.5)%
Impact of derivative settlements	353	0.3	1,059	0.8	352	15.8	1,056	47.5
Increase (decrease) in net income before taxes	$(439)	(0.3)%	$(1,318)	(1.0)%	$(467)	(21.0)%	$(1,401)	(63.0)%
Increase (decrease) in basic and diluted earnings per share	$(0.01)		$(0.03)		$(0.01)		$(0.03)
	Nine months ended September 30, 2025				Nine months ended September 30, 2024
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(2,376)	(0.5)%	$(7,127)	(1.5)%	$(2,714)	(1.8)%	$(8,140)	(5.4)%
Impact of derivative settlements	1,047	0.2	3,142	0.7	1,483	1.0	4,449	3.0
Increase (decrease) in net income before taxes	$(1,329)	(0.3)%	$(3,985)	(0.8)%	$(1,231)	(0.8)%	$(3,691)	(2.4)%
Increase (decrease) in basic and diluted earnings per share	$(0.03)		$(0.08)		$(0.03)		$(0.08)
Interest Rate Risk - Nelnet Bank
To manage Nelnet Bank's risk from fluctuations in market interest rates, the Company actively monitors interest rates and other interest sensitive components to minimize the impact that changes in interest rates have on the fair value of assets, net income, and cash flow. To achieve this objective, the Company manages and mitigates Nelnet Bank’s exposure to fluctuations in market interest rates through several techniques, including managing the maturity, repricing, and mix of fixed- and variable-rate assets and liabilities and the use of derivative instruments.
The following table presents Nelnet Bank's loan assets, asset-backed security investments, and deposits (including intercompany deposits) by rate characteristics:

	As of September 30, 2025		As of December 31, 2024
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$633,589		$505,539
Fixed-rate investments	75,190		90,303
Total fixed-rate assets	708,779	36.1%	595,842	42.8%
Variable-rate loan assets	341,294		139,058
Variable-rate investments	914,125		656,794
Total variable-rate assets	1,255,419	63.9	795,852	57.2
Total assets	$1,964,198	100.0%	$1,391,694	100.0%

Fixed-rate deposits	$475,711	27.4%	$449,706	35.8%
Variable-rate deposits (a)	1,257,330	72.6	804,916	64.2
Total deposits	$1,733,041	100.0%	$1,254,622	100.0%
(a)    Nelnet Bank uses derivative instruments to hedge exposure to variability in cash flows of variable-rate deposits to minimize the exposure to volatility in cash flows from future changes in interest rates. The derivatives are not reflected in the above table. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for a summary of Nelnet Bank's derivatives outstanding as of September 30, 2025.

Interest Rate and Market Risk - Investments
The following table presents the rates earned on the Company’s available-for-sale debt securities (investments) and debt facilities used to fund a portion of such investments. The table below excludes securities (investments) held by Nelnet Bank.

	Average balance	Interest income/ expense	Average yields/ rates	Average balance	Interest income/ expense	Average yields/ rates
	Three months ended September 30,
	2025			2024
Investments:
Asset-backed securities available-for-sale (a) (b)	$953,996	14,651	6.09%	$818,421	11,502	5.58%
Debt funding asset-backed securities available-for-sale:
Participation agreement - variable rate (c)	$3,555	46	5.13%	$100	2	6.16%
Repurchase agreements - variable rate (d)	—	—	—	108,933	1,780	6.48
	$3,555	46	5.13	$109,033	1,782	6.48

	Nine months ended September 30,
	2025			2024
Investments:
Asset-backed securities available-for-sale (a) (b)	$721,365	30,756	5.70%	$836,400	39,612	6.31%
Debt funding asset-backed securities available-for-sale:
Participation agreement - variable rate (c)	$1,264	49	5.18%	$3,841	177	6.14%
Repurchase agreements - variable rate (d)	—	—	—	120,977	6,039	6.65
	$1,264	49	5.18	$124,818	6,216	6.63
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
(b)    The majority of the Company’s asset-backed securities earn floating rates with expected returns of approximately SOFR + 100 to 250 basis points to maturity. As of September 30, 2025, $226.0 million (par value) of the Company’s asset-backed securities earn a weighted average fixed rate of 3.72%.
(c)    Interest incurred by the Company on amounts borrowed under the participation agreement is at a variable rate of SOFR + 62.5 basis points.
(d)    Interest incurred by the Company on amounts that were borrowed under repurchase agreements was at a variable rate of SOFR + 100 to 140 basis points.
The Company’s portfolio of asset-backed investment securities has limited liquidity, and the Company could incur a significant loss if the investments were sold prior to maturity at an amount less than the original purchase price. As of September 30, 2025, the gross unrealized loss on the Company’s available-for-sale debt securities (including available-for-sale securities held at Nelnet Bank) was $16.3 million, and the aggregate fair value of available-for-sale debt securities with unrealized losses was $343.7 million. The Company currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses. See note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.

Consolidated Sensitivity Analysis
The following table summarizes the effect on the Company’s consolidated earnings, based upon a sensitivity analysis performed on the Company’s significant interest-earning assets and interest-bearing liabilities assuming hypothetical increases and decreases in interest rates of 100 basis points and 300 basis points, while funding spreads remain constant:

	Interest rates
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from decrease of 100 basis points		Change from decrease of 300 basis points
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended September 30, 2025
Effect on earnings:
AGM Operating Segment (a)	$914		$4,910		$455		$4,018
Nelnet Bank Operating Segment (b)	321		965		(321)		(965)
NFS Other Operating Segments (c)	1,820		5,460		(1,820)		(5,460)
ETSP Operating Segment (d)	1,958		5,874		(1,958)		(5,874)
Corporate and Other Activities (d)	1,139		3,418		(1,139)		(3,418)
Increase (decrease) in net income before taxes	$6,152	4.5%	$20,627	15.1%	$(4,783)	(3.5)%	$(11,699)	(8.6)%
Increase (decrease) in basic and diluted earnings per share	$0.13		$0.43		$(0.10)		$(0.24)

	Nine months ended September 30, 2025
Effect on earnings:
AGM Operating Segment (a)	$1,690		$15,431		$1,183		$10,726
Nelnet Bank Operating Segment (b)	1,186		3,558		(1,186)		(3,558)
NFS Other Operating Segments (c)	3,746		11,327		(3,746)		(11,327)
ETSP Operating Segment (d)	4,784		14,352		(4,784)		(14,352)
Corporate and Other Activities (d)	1,254		3,763		(1,254)		(3,763)
Increase (decrease) in net income before taxes	$12,660	2.6%	$48,431	10.1%	$(9,787)	(2.0)%	$(22,274)	(4.6)%
Increase (decrease) in basic and diluted earnings per share	$0.26		$1.01		$(0.20)		$(0.46)
(a)Impact associated with variable-rate restricted cash, variable-rate loans, and variable-rate bonds and notes payable, including the impact of derivative settlements.
(b)Impact associated with variable-rate loans and debt securities (investments) and variable-rate deposits, including the impact of derivative settlements.
(c)Impact associated with variable-rate debt securities (investments).
(d)Impact associated with interest earning operating and restricted cash accounts.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2025. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Since the second quarter of 2025, given uncertainty around the pending Bill and tariffs, as well as rising construction costs, NRE has not accepted any new contracts in our solar construction business. The accelerated expiration and phasing out of solar tax credits implemented by the Bill will adversely impact revenue in our solar construction business due to the reduction of economic incentives for solar development leading to lower deployment rates and more project cancellations. We are exploring strategic alternatives for NRE.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the third quarter of 2025 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (c)	Maximum number of shares that may yet be purchased under the plans or programs (c)
July 1 - July 31, 2025	26,265	$119.71	26,265	4,795,926
August 1 - August 31, 2025	47,908	120.38	47,908	4,748,018
September 1 - September 30, 2025	143,677	126.09	137,443	4,610,575
Total	217,850	$124.07	211,616
(a)    The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (c) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares purchased pursuant to the applicable stock repurchase program discussed in footnote (c) below during August included a total of 41,929 shares of Class A common stock purchased from a certain significant shareholder in a privately negotiated transaction on August 25, 2025. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 6,234 shares in September 2025. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.
(b)    The average price of shares repurchased excludes excise taxes.
(c)    On May 8, 2025, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2028. The five million shares authorized under the new program include the remaining unpurchased shares from the prior program, which the new program replaced. As of September 30, 2025, 4,610,575 shares remained authorized for repurchase under the Company's stock repurchase program.
Working capital and dividend restrictions/limitations
The Company's $495.0 million unsecured line of credit, which is available through September 22, 2026, imposes restrictions on the payment of dividends through covenants requiring a minimum consolidated net worth and a minimum level of unencumbered cash, cash equivalent investments, and available borrowing capacity under the line of credit. In addition, trust indentures and other financing agreements governing debt issued by the Company's lending subsidiaries generally have limitations on the amounts of funds that can be transferred to the Company by its subsidiaries through cash dividends at certain times. Further, Nelnet Bank and Nelnet Insurance Services' consolidated captive insurance companies are subject to laws and regulations that restrict the ability to pay dividends to the Company and authorize regulatory authorities to prohibit or limit the payment of dividends by these subsidiaries to the Company. These provisions do not currently materially limit the Company's ability to pay dividends and, based on the Company's current financial condition and recent results of operations, the Company does not currently anticipate that these provisions will materially limit the future payment of dividends.
ITEM 5.  OTHER INFORMATION
Rule 10b5-1 Trading Plans
The following table describes contracts, instructions, or written plans for the purchase or sale of the Company's securities adopted by the Company's directors or executive officers during the third quarter of 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans:

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan (a)	Aggregate Number of Securities to Be Purchased or Sold
Michael S. Dunlap Executive Chairman	8/19/2025	12/19/2025	Gift transfer of 35,000 shares of Class A common stock
Jona M. Van Deun Director	9/9/2025	1/9/2026	Sale of 400 shares of Class A common stock
(a) A trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
ITEM 6.  EXHIBITS

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date:	November 6, 2025	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

Date:	November 6, 2025	By:	/s/ JAMES D. KRUGER
		Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer