Form 10-K
period 2025-12-31
NELNET INC
filed 2026-02-26
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to .
COMMISSION FILE NUMBER 001-31924
NELNET, INC.
(Exact name of registrant as specified in its charter)
Nebraska                          84-0748903
(State or other jurisdiction or incorporation or organization)         (I.R.S Employer Identification No.)
121 South 13th Street, Suite 100
Lincoln, Nebraska                          68508
    (Address of principal executive officer)                     (Zip Code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒
The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter), based upon the closing sale price of the registrant’s Class A Common Stock on that date of $121.12 per share, was $1,970,647,108. The registrant’s Class B Common Stock is not listed for public trading on any exchange or market system, but shares of Class B Common Stock are convertible into shares of Class A Common Stock at any time on a share-for-share basis. For purposes of this calculation, shares of common stock beneficially owned by any director or executive officer of the registrant or by any person who beneficially owns greater than 10% of the Class A Common Stock or who is otherwise believed by the registrant to be in a control position have been excluded, since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not conclusive for other purposes.
As of January 31, 2026, there were 25,258,282 and 10,616,675 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed for its 2026 Annual Meeting of Shareholders, scheduled to be held May 14, 2026, are incorporated by reference into Part III of this Form 10-K.
Auditor Name: KPMG LLP             Auditor Location: Lincoln, Nebraska             Auditor Firm ID: 185

NELNET, INC.
FORM 10-K
TABLE OF CONTENTS
December 31, 2025

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
The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in “Risk Factors” and elsewhere in this report, and include such risks and uncertainties as:
•risks related to the ability to successfully maintain and increase allocated volumes of student loans serviced by the Company under existing and future servicing contracts with the U.S. Department of Education (the “Department”), risks related to unfavorable contract modifications or interpretations, risks related to consistently meeting service requirements to avoid the assessment of performance penalties, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of Federal Direct Loan Program, Federal Family Education Loan Program (the “FFEL Program” or FFELP), private education, and consumer loans;
•loan portfolio risks such as credit risk, prepayment risk, interest rate basis and repricing risk, risks related to the use of derivatives to manage exposure to interest rate fluctuations, uncertainties regarding the expected benefits from purchased securitized and unsecuritized FFELP, private education, consumer, and other loans, or residual interests therein, and initiatives to purchase additional FFELP, private education, consumer, and other loans;
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
•uncertainties inherent in forecasting future cash flows from student loan assets, including residual interests therein, and related asset-backed securitizations;
•risks related to the ability of Nelnet Bank to achieve its business objectives and effectively deploy loan and deposit strategies and achieve expected market penetration;
•risks related to the Company's solar tax equity partnerships, including risks of not being able to realize tax credits which remain subject to recapture by taxing authorities and risks from the impact of the enactment of the One Big Beautiful Bill that accelerates the expiration and phase out of solar energy credits;
•risks and uncertainties related to other initiatives (and anticipated income therefrom) including venture capital, real estate, reinsurance, acquisitions, and other activities, including activities that are intended to diversify the Company both within and outside of its historical core education-related businesses;
•risks and uncertainties associated with climate change; and
•risks and uncertainties associated with litigation matters, maintaining compliance with the extensive regulatory requirements applicable to the Company's businesses, and uncertainties inherent in the estimates and assumptions about future events that management is required to make in the preparation of the Company’s consolidated financial statements.
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

PART I
ITEM 1. BUSINESS
Overview
Nelnet is an operating holding company with primary businesses in consumer lending, loan servicing, payments, and technology-enabled services, many of which are focused on serving customers in the education sector. The Company conducts these activities both directly and through its wholly owned and majority-owned subsidiaries, and actively manages and operates its businesses on an integrated basis. Nelnet’s largest operating and technology platforms support loan servicing and education-related technology and payment solutions. A significant portion of the Company’s revenue is derived from net interest income earned on a portfolio of federally insured student loans, a substantial portion of which is serviced by the Company.
The Company has also broadened its operating business mix both within and beyond its historical education-focused activities. These businesses include banking and other financial services conducted through the Company’s bank and other subsidiaries, asset management and related customer-facing servicing, real estate development and management, reinsurance operations, renewable energy development, and selected strategic interests in early-stage, emerging growth, and other operating enterprises. The Company actively manages such businesses and holds interests in them for strategic and operational purposes.
The Company earns substantially all of its revenue from external customers in the United States, and substantially all of its long-lived assets are located in the United States.
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
Subsequent to the Reconciliation Act of 2010, the Company no longer originates FFELP loans. However, a significant portion of the Company's income continues to be derived from its existing FFELP student loan portfolio. As of December 31, 2025, the Company had an $7.6 billion FFELP loan portfolio. Interest income on the Company's existing FFELP loan portfolio will decline over time as the portfolio is paid down. To reduce its reliance on interest income from FFELP loans, the Company has expanded its services and products. This expansion has been accomplished through internal growth and innovation as well as acquisitions. The Company is also actively expanding its private education and consumer loan portfolios, or residual interests therein, and as part of this strategy launched Nelnet Bank in 2020. In addition, the Company has been servicing federally owned student loans for the Department since 2009.
Operating Segments
The Company has four reportable operating segments as summarized below.
Loan Servicing and Systems (LSS) - referred to as Nelnet Diversified Services (NDS)
•Focuses on student and consumer loan servicing, loan servicing-related technology solutions, and outsourcing business services
•Includes the brands Nelnet Diversified Solutions, Nelnet Loan Servicing, Nelnet Servicing, Firstmark Services, Sloan Servicing, and Nelnet Government Services
Education Technology Services and Payments (ETSP) - referred to as Nelnet Business Services (NBS)
•NBS provides education and payment technology and services for K-12 schools, higher education institutions, and businesses in the United States and internationally
•Includes the divisions of FACTS, Nelnet Campus Commerce, Nelnet Payment Services, and Nelnet International
Asset Generation and Management (AGM), part of the Nelnet Financial Services (NFS) division
•Focused on comprehensive asset management including strategic asset investing, asset allocation, risk management, and performance monitoring within a diverse portfolio
•Includes the acquisition and management of student and other loan assets, including residual interests therein
Nelnet Bank, part of the Nelnet Financial Services (NFS) division
•Internet Utah-chartered industrial bank focused on the private education and unsecured consumer loan markets

The NFS division has other operating segments that are not reportable as further described below under “Nelnet Financial Services - NFS Other Operating Segments.” All other business activities and operating segments that are not reportable and not part of the NFS division are combined and included in Corporate and Other Activities (“Corporate”). A more detailed description of each of the Company’s operating segments and Corporate is provided below.
Loan Servicing and Systems
The primary service offerings of this operating segment include:
•Servicing federally owned student loans for the Department
•Servicing FFELP loans
•Servicing private education and consumer loans
•Providing backup servicing for private education and consumer loans
•Providing student loan servicing software and other information technology products and services
•Providing outsourced services including contact center, processing, and administrative services
As of December 31, 2025, the Company serviced $486.2 billion of loans for 13.2 million borrowers. See Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) – “Loan Servicing and Systems Operating Segment – Results of Operations – Loan Servicing Volumes” for additional information related to the Company's servicing volume.
Recent Development
On February 2, 2026, the Company acquired a Canadian student loan servicing business for CAD $130.5 million (USD $95.7 million). The acquired business (“NDS Canada”) delivers technology-enabled student loan servicing for governments and financial institutions, managing 2.7 million borrowers on proprietary platforms. Beginning on the acquisition date, the operating results of NDS Canada will be included in the Loan Servicing and Systems reportable operating segment.
Servicing federally owned student loans for the Department
Nelnet Servicing, LLC (“Nelnet Servicing”), a subsidiary of the Company, earns loan servicing revenue from a servicing contract with the Department. As of December 31, 2025, the Company was servicing $434.5 billion of student loans for 11.4 million borrowers for the Department. The Department is the Company's largest customer, representing 21% of the Company's revenue and 68% of the LSS operating segment’s revenue in 2025.
Nelnet Servicing provides continued servicing capabilities for the Department’s student aid recipients under a Unified Servicing and Data Solution (USDS) contract. The USDS contract has a five-year base period (through April 2028), with 2 two-year and 1 one-year possible extensions. Servicing under the USDS contract went live on April 1, 2024 and the Company recognized revenue in accordance with this contract beginning in the second quarter of 2024. The Company earned revenue for servicing borrowers under the legacy servicing contract with the Department through March 31, 2024.
Nelnet Servicing earns a monthly fee from the Department based on borrower volume it services on behalf of the Department. The USDS contract has multiple revenue components with tiered pricing based on borrower volume, while revenue earned under the legacy servicing contract was primarily based on borrower status. The Company earns less revenue from the Department on a per-borrower blended basis under the new USDS servicing contract as compared with the legacy servicing contract. However, consistent with the legacy contract, the Company earns additional revenue from the Department for change requests and other support services.
Servicing FFELP loans
NDS services the Company’s FFELP student loan portfolio, as well as the portfolios of 61 third-party servicing customers as of December 31, 2025. The loan servicing activities include loan conversion activities, application processing, borrower updates, customer service, payment processing, due diligence procedures, funds management reconciliations, and claim processing. NDS uses proprietary systems to manage the servicing process. These systems provide for automated compliance with most of the federal student loan regulations adopted under Title IV of the Higher Education Act of 1965, as amended (the “Higher Education Act”). The Company's FFELP servicing customers include national and regional banks, credit unions, and various state and nonprofit secondary markets.
The discontinuation of new FFELP loan originations in July 2010 has caused and will continue to cause FFELP servicing revenue to decline as these loan portfolios are paid down.

Servicing private education and consumer loans
NDS conducts servicing activities for private education and consumer loans. Private education loans are non-federal private credit loans; as such, the loans are not issued or guaranteed by the federal government. Although similar in terms of activities and functions as FFELP loan servicing, private education loan servicing activities are not required to comply with the provisions of the Higher Education Act and may be more customized to individual client requirements. As of December 31, 2025, NDS serviced private education and consumer loans on behalf of 38 third-party servicing customers. Private education loan servicing volume has increased in recent periods as a result of the conversion of third-party portfolios to the Company’s platform, as discussed in the MD&A – “Loan Servicing and Systems Operating Segment - Results of Operations.”
Providing backup servicing for private education and consumer loans
NDS’s backup service provides a trigger response plan with pre-built system profiles that remain on standby, ready to be utilized if a contracted asset manager or service provider cannot perform its duties. The Company performs testing and maintenance against the loan transfer process each month with backup clients and certifies compliance. For a monthly fee, these arrangements require a 30-to-90-day notice from a triggering event to transfer the customer's servicing volume to the Company's platform and becoming a full servicing customer. As of December 31, 2025, NDS provided backup servicing arrangements to 14 entities for more than 52 million borrowers.
Providing student loan servicing software and other information technology products and services
NDS provides student loan and guaranty servicing software, data center services, and consulting and professional services to support technology platforms. The servicing software systems provided to third parties have been adapted so they can be offered as hosted servicing software solutions that can be used by third parties for guaranty servicing and to service various types of student loans. The Company earns a monthly fee from its remote hosting customers for each loan or unique borrower on the Company's platform, with a minimum monthly charge for most contracts. As of December 31, 2025, 2.9 million borrowers were hosted on the Company's hosted servicing software solution platforms.
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
Competition
We believe the Company's scalable servicing platforms allow it to provide compliant, efficient, and reliable service at a low cost, giving the Company a competitive advantage over others in the industry. The Company has segmented its private education loan servicing on a distinct platform, created specifically to meet the needs of private education student loan borrowers, their families, the schools they attend, and the lenders who serve them. This ensures access to specialized teams with a dedicated focus on servicing these borrowers.
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
FACTS
NBS uses the FACTS brand in the K-12 private and faith-based education markets. FACTS solutions include the following products: financial management; education technology; and education services.
The FACTS brand allows the Company to deliver a comprehensive suite of solutions to schools. FACTS provides services for nearly 12,000 K-12 schools. FACTS generated $312 million and $308 million in revenue for the years ended December 31, 2025 and 2024, respectively.
Financial Management - FACTS is the market leader in educational financial management with services in the following categories: tuition payment plans; financial aid management; advanced accounting; incidental billing; payment forms, and FACTS Giving.
K-12 educational institutions contract with the Company to administer tuition payment plans that allow families to make recurring payments generally over six to 12 months. The Company earns tuition payment plan services revenue by collecting a fee from either the institution or the payer to administer the plan. Additionally, the Company may earn payment processing revenue when families make tuition payments, which is included in payment processing revenue. The Company’s financial aid management services, which include grant and aid assessments, help K-12 schools evaluate and determine the amount of financial aid to disburse. The Company earns service revenue by charging a fee for grant and aid applications processed.
The Company’s advanced accounting services create efficiencies in school accounting processes with a single system that captures and tracks all tuition and fees. Incidental billing allows schools to bill families for fees that fall outside of regular tuition costs. Payment Forms allows schools to create forms for event registrations and permissions coupled with an automated way to collect payments. The Company earns hosting fees for its advance accounting services and per transaction fees for its incidental billings and Payment Forms products.
The Company’s giving solution is a comprehensive donation platform that streamlines donor communications, organizes donor information, and provides access to data analysis and reporting. The Company earns subscription fees and payment processing revenues for these services.
Education Technology - The Company’s education technology solutions include the following products: Student Information System (SIS); Family App; Parent Alert; application and enrollment; website services; learning management; and teacher observance and assessment.
FACTS SIS automates the flow of information between school administrators, teachers, and parents and includes administrative processes such as scheduling, cafeteria management, attendance, and grade book management. Family App provides families with mobile access to the information they need and Parent Alert allows for instant communication with families when needed. FACTS SIS, Family App, and Parent Alert are sold as a subscription service to schools.
Application and enrollment provides a paperless experience for the admissions office and provides schools with real-time information as applications and enrollment forms are completed. The Company earns a fee per completed application and/or enrollment form.
Website services is a website content management system for schools to promote and share information with current and prospective families.
The Company’s learning management system uses innovations to expand capabilities and engage and motivate learners. In-person and online training and certification is managed with simplified reporting, tracking, and record maintenance. FACTS’ technologies allow customers to update certificate programs or create new custom learning programs to meet emerging needs. The Company earns subscription and content creation fees for these services. Additionally, a fee may be earned from learners completing course offerings.

The Company’s teacher observation and assessment solution helps schools and districts retain and support their teachers with evidence-based growth opportunities, using video and AI to measure ongoing improvement. The Company earns a subscription fee for this service.
Education Services - The Company’s education services include the following products: professional development; coaching; instructional services; and federal funds.
The Company provides customized professional development and coaching services for teachers and school leaders as well as instructional services for students experiencing academic challenges. These services provide continuous advanced learning and professional development while helping private schools identify and attain equitable participation in Title I and Title II federal education programs.
Nelnet Campus Commerce
NBS uses the Nelnet Campus Commerce brand to offer payment technologies to higher education institutions. Nelnet Campus Commerce offers the following products: tuition management and integrated commerce.
Nelnet Campus Commerce provides service for more than 1,200 colleges and universities and serves over 8 million students. Nelnet Campus Commerce generated $148 million and $141 million in revenue for the years ended December 31, 2025 and 2024, respectively.
Tuition Management – Higher education institutions contract with the Company to administer tuition payment plans that allow students to make recurring payments on either a semester or annual basis. The Company earns tuition payment plan services revenue by collecting a fee from either the student or school to administer the plan. Additionally, the Company may earn payment processing revenue when students make tuition payments, which is included in payment processing revenue.
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
Integrated Commerce – Nelnet Campus Commerce integrated commerce solutions help schools maintain revenue sources across campuses including in-person payments, online shopping experiences, and a mobile app. Nelnet Storefront provides online stores for departments across campuses. Nelnet Cashiering allows higher education institutions to manage all in-person payments on campus. Nelnet Checkout streamlines all payments through one system. The Company earns hosting, per transaction, and credit card processing fees for its integrated commerce solutions. Credit card processing fees are included in payment processing revenue.
Nelnet Payment Services
Nelnet Payment Services delivers secure payment processing solutions for the other divisions of NBS and certain Nelnet businesses, as well as for third-party industries and software platforms nationwide. Nelnet Payment Services offers Payment Card Industry (PCI) compliant mobile, in-person, and online solutions for customers to collect, process, and view credit card and Automated Clearing House (ACH) payments. Nelnet Payment Services earns payment processing revenues through fees for credit card and ACH transactions. Nelnet Payment Services generated $64 million and $59 million in revenue for the years ended December 31, 2025 and 2024, respectively.
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
Nelnet International provides its services and technology to more than 600 schools in almost 70 countries, with the largest concentrations in Australia, New Zealand, and the Asia-Pacific region. Nelnet International generated $9 million in revenue for each of the years ended December 31, 2025 and 2024, respectively.

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
The Company believes its principal competitive advantages are (i) the customer service it provides to institutions and consumers, (ii) the technology provided with the Company's service, and (iii) the Company's ability to integrate its technology with the institution clients and their third-party service providers. The Company believes its clients select products primarily based on technological features, functionality, and the ability to integrate with other systems, but price and service also impact the selection process.
Nelnet Financial Services
NFS includes the reportable operating segments of AGM and Nelnet Bank. NFS’s other operating segments that are not reportable include the operating results of:
•Nelnet Insurance Services, which primarily includes multiple reinsurance treaties on property and casualty policies
•Whitetail Rock Capital Management, LLC (WRCM), the Company's U.S. Securities and Exchange Commission (SEC)-registered investment advisor subsidiary
•The Company’s ownership and activities in real estate
•The Company’s ownership and management of its bond portfolio (primarily student loan and other asset-backed securities)
Asset Generation and Management
AGM includes the acquisition, management, and ownership of the Company's loan assets (excluding loan assets held by Nelnet Bank). Loans consist of federally insured student, private education, consumer, and other loans, including residual interests therein. As of December 31, 2025, AGM's loan portfolio was $8.7 billion.
The majority of AGM’s loan portfolio (85.5% as of December 31, 2025) is federally insured. The Company earns net interest income on its loan portfolio and generates a substantial portion of its earnings from the spread, referred to as “loan spread,” between the yield it receives on its loan portfolio and the associated costs to finance such portfolio. See the MD&A - "Nelnet Financial Services Division - Results of Operations - Asset Generation and Management Operating Segment - Loan Spread Analysis,” for further details related to loan spread. In addition, all costs and activity associated with managing the portfolio, such as servicing of the assets, debt maintenance, and administration costs, are included in this reportable operating segment. AGM also derives revenue by providing loan administration services to third-party loan portfolio owners.
Origination and acquisition
The Company is actively acquiring consumer and other non-FFELP loans or residual interests therein (see below under “Beneficial interest in loan securitizations”) and plans to expand these portfolios to diversify its asset base. During 2025, the Company purchased $629.7 million of consumer and other non-FFELP loans (excluding Pay Later receivables as discussed below). AGM's competition for the purchase of loan portfolios includes banks, investment funds, and other finance companies.
During 2025, the Company began to purchase Pay Later receivables via a forward flow agreement from an unrelated third party. Pay Later receivables enable consumers to purchase goods or services at the time of the transaction and split their purchase into installment payments. The Company purchases Pay Later receivables at a discount, and accretes the discount into interest income over the estimated life of the receivable. As of December 31, 2025, the balance of Pay Later receivables was $744.2 million.
Beneficial interest in loan securitizations
AGM has partial ownership in consumer, private education, and federally insured student loan third-party securitizations that are classified as "beneficial interest in loan securitizations" and included in "other investments and notes receivable, net" on the Company's consolidated balance sheets. The Company’s partial ownership in each loan securitization grants the Company the right to receive the corresponding percentage of cash flows generated by the securitization. These residual interests were acquired by AGM or have been received in consideration of AGM selling portfolios of loans to unrelated third parties who securitized such loans. As of the latest remittance reports filed by the various trusts prior to or as of December 31, 2025, the Company's ownership correlates to approximately $1.83 billion of loans included in these securitizations.
Nelnet Bank
Nelnet Bank operates as an internet industrial bank franchise with a home office in Salt Lake City, Utah. Nelnet Bank is governed by a board of directors, a majority of the members of which are independent of the Company. As a consolidated subsidiary of the Company, the Bank’s assets, liabilities, results of operations, and cash flows are reflected in the Company’s consolidated financial statements, and the industrial bank charter allows the Company to maintain its other diversified business offerings. The growth of Nelnet Bank is primarily driven by its ability to achieve loan growth by originating and purchasing loan portfolios while sustaining credit quality and maintaining cost-efficient funding sources to support the loan originations and portfolio purchases. Asset growth at Nelnet Bank has also been achieved via purchases of high-quality investments (primarily student loan and consumer asset-backed securities and collateralized loan obligations). As of December 31, 2025, Nelnet Bank’s investment portfolio was $1.08 billion.
Loans
Nelnet Bank offers refinance and in-school private education loan options. Unsecured consumer loans consist of home improvement loans and refinance loans for consumers to consolidate debt. Nelnet Bank also owns a portfolio of federally insured student loans. Nelnet Bank extends consumer loans to borrowers in all 50 states plus the District of Columbia. As of December 31, 2025, Nelnet Bank’s loan portfolio was $957.6 million.
Deposits
Nelnet Bank’s deposits are interest-bearing and primarily consist of brokered certificates of deposit (CDs), retail and other savings deposits and CDs, and intercompany deposits. Retail and other savings deposits include deposits from Educational 529 College Savings plans, Health Savings plans, retirement savings plans, Short Term Federal Investment Trust (STFIT), and Federal Deposit Insurance Corporation (FDIC) sweep deposits. The intercompany deposits are deposits from Nelnet, Inc. (parent company) and its subsidiaries and include a pledged deposit of $40.0 million from Nelnet, Inc., as required under a Capital and Liquidity Maintenance Agreement with the FDIC, deposits required for intercompany transactions, operating deposits, and NBS custodial deposits consisting of tuition payments collected which are subsequently remitted to the appropriate school. The Bank accepts, through various partners, non-brokered large omnibus accounts structured to allow FDIC insurance to flow through to underlying individual depositors. These omnibus accounts include the Educational 529 College Savings and Health Savings plans, STFIT, and FDIC sweep deposits.
A network of brokers provides brokered CDs as a stable source of funding. Retail, commercial, and institutional deposits are sourced through a direct banking platform and a deposit marketplace which provide diversified funding sources. As of December 31, 2025, Nelnet Bank had $1.76 billion of deposits, of which $93.8 million were intercompany deposits. All intercompany deposits held at Nelnet Bank are eliminated for consolidated financial reporting purposes.
NFS Other Operating Segments
Nelnet Insurance Services
The Nelnet Insurance Services operating segment leverages the Company’s captive insurance companies’ capital through multiple reinsurance treaties with third parties on primarily property and casualty policies. As of December 31, 2025, the Company had 5 treaties that reinsure risk on approximately 80 different insurance programs issued by 5 carriers. The Company has entered into arrangements to cede a portion (33% - 50%) of its exposure to a third party for certain treaties. For the year ended December 31, 2025, the Company recognized $107.5 million in reinsurance premiums (net of $76.3 million retroceded to a third party). In addition to premium revenue, the Company earns investment income on its capital and cash premiums it receives, until such amounts are paid out for claims. If premiums exceed the total amount of expenses and eventual claim losses, the Company recognizes an underwriting profit that adds to the investment income earned. Conversely, if the total amount of expenses and eventual claim losses exceed premiums, the Company would recognize an underwriting loss.
Whitetail Rock Capital Management, LLC
Whitetail Rock Capital Management, a subsidiary of the Company, is an SEC-registered investment advisor. As of December 31, 2025, WRCM had $3.3 billion in assets under management for third-party customers, consisting of student loan asset-backed securities ($2.3 billion), collateralized loan obligation securities ($0.1 billion), and Nelnet stock ($0.9 billion) - primarily shares of Class B common stock. WRCM's core assets under management are FFELP asset-backed securities. As new FFELP loans are not being originated, WRCM is beginning to transition away from FFELP asset-backed securities to additional asset-backed asset classes. WRCM earns annual management fees of 10 basis points to 25 basis points for asset-backed securities under management (management fees) and a share of the gains from securities being called or sold prior to the position’s expected modeled maturity (performance fees). WRCM earns annual management fees of five basis points for Nelnet stock under management. During 2025, WRCM earned $5.4 million and $1.0 million in management and performance fees, respectively.
Real estate
As of December 31, 2025, the Company held ownership interests in 55 real estate properties across the United States, with a carrying value of $233.2 million, which are accounted for under the equity method of accounting. The Company has contributed $253.4 million of capital related to its ownership of these properties. In most instances, the Company partners with third parties that possess asset-specific and/or geographic expertise and are responsible for the day-to-day operations of the underlying properties. The Company’s real estate portfolio consists of commercial properties, including office, industrial, multifamily, and mixed-use assets.
Bond portfolio
The Company owns and manages a bond portfolio, primarily student loan and other asset-backed securities. Included in NFS’s debt securities portfolio are $292.2 million (par value) of the Company’s own asset-backed securities (bonds and notes payable) that were issued to finance student loans that the Company repurchased in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company’s consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties or redeem the notes at par as cash is generated by the trust estate. As of December 31, 2025, the par value and fair value of the Company’s debt securities held in the NFS division, including its own asset backed securities, was $561.3 million and $532.9 million, respectively. Historically, the Company has entered into repurchase agreements (debt), the proceeds of which are collateralized by a portion of the asset-backed securities (bond portfolio). There was no debt outstanding in 2025.
Risk management
Credit risk
AGM and Nelnet Bank's portfolio of federally insured student loans is subject to minimal credit risk, as these loans are guaranteed by the Department at levels ranging from 97% to 100%. Such guarantees are further discussed in Risk Factors - “If we fail to comply with the requirements to maintain the federal guarantees for the FFELP loans we service for us and for third parties, we may lose our guarantees or incur penalties.”
AGM and Nelnet Bank’s private education, consumer, and other loans are unsecured, with neither a government nor a private insurance guarantee. Accordingly, the Company bears the full risk of loss on these loans if the borrower and co-borrower, if applicable, default, which increases the Company’s exposure to credit risk.
In addition, AGM’s partial ownership in loan securitizations (residual interests) grants AGM the right to receive the corresponding percentage of cash flows generated by the securitization. The cash flows generated from the securitizations are highly subject to credit risk arising from borrower defaults.
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

Corporate
Other business activities and operating segments that are not reportable and not part of the NFS division are combined and included in Corporate and Other Activities. Corporate includes the following items:
•Shared service activities related to human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services
•Corporate costs and overhead functions not allocated to operating segments, including executive management, innovation initiatives, and other holding company organizational costs
•The operating results of the Company’s participation in renewable energy solar developments through tax equity structures and administrative and management services provided by the Company on solar tax equity investments made by third parties
•The operating results of Nelnet Renewable Energy, the Company’s solar engineering, procurement, and construction business. The Company sold its ownership interest in Nelnet Renewable Energy during the fourth quarter of 2025.
•The operating results of certain of the Company’s investment activities, including its ownership in ALLO Holdings LLC, a holding company for ALLO Communications LLC (collectively referred to as “ALLO”) and early-stage and emerging growth companies (venture capital)
•Interest income earned on cash balances held at the corporate level and interest expense incurred on unsecured corporate related debt transactions
•Other product and service offerings that are not considered reportable operating segments
Renewable Energy Solar Developments
The Company has equity interests in partnerships that make solar tax equity contributions in entities that promote renewable energy sources. As of December 31, 2025, the Company has contributed $355.6 million, and third-party partners have contributed $416.0 million, in tax equity to renewable energy solar partnerships that support the development and operations of solar, fuel cell, and battery storage projects across the United States. These contributions provide a federal income tax credit under the Internal Revenue Code, currently equaling 30% to 70% of the eligible project cost, with the tax credit available when the project is placed in service. The Company is then allowed to reduce its tax estimates paid to the U.S. Treasury based on the credits earned. In addition to the credits, the Company structures the partnerships to receive quarterly distributions of cash from the operating earnings of the solar project for a period of at least five years after the project is placed in service. After that period, the contractual agreements typically provide for the Company’s entire interest in the projects to be sold at the fair market value of the discounted forecasted future cash flows allocable to the Company. Given the relatively modest amount of capital funded to solar developments at any point in time, together with the Company’s expertise in underwriting these assets, management believes this activity represents an effective use of capital within its broader capital deployment strategy.
In addition to the Company’s tax equity contributions to solar partnerships, the Company is syndicating a portion of such contributions with third-party partners with similar tax attributes. The Company has developed expertise in sourcing, underwriting, closing, and managing these projects and believes it has strong relationships with solar developers throughout the country. The Company contributes at least 10% of the tax equity requirements for each development, with its syndication partners taking the remaining share. The Company earns upfront management fees and performance fees from third-party partners which are typically five to six percent of the capital contributed by the third-party partner, in the aggregate. These fees are recognized as income over the duration of the investment (typically five years). The Company contributed a total of $147.9 million in tax equity during 2025 on behalf of its third-party partners. Due to the management and control of each of these partnerships, such partnerships are consolidated on the Company’s consolidated financial statements, with the third-party partner’s portion being presented as noncontrolling interests. In addition, during 2025, third-party syndication partners contributed $32.8 million directly into tax equity solar partnerships which are not included in the Company’s consolidated financial statements; however, these contributions are managed by the Company and the Company receives management and performance fees on such activity. The Company also provides consulting services to developers of solar projects and earns a contingent fee at time of monetization of the tax credit by the developer. The fee is based on the increase in economic benefits realized by the project. In 2025, the Company recognized $13.1 million in revenue for such consulting services.

Nelnet Renewable Energy (NRE)
NRE was the Company’s solar construction subsidiary, providing full‑service engineering, procurement, and construction (EPC) services. The Company entered the EPC business through its acquisition of GRNE Solar in July 2022. Following the acquisition, NRE experienced low and, in certain cases, negative margins on projects. In addition, changes in legislation reducing clean energy tax incentives, tariff uncertainty, and rising construction costs adversely affected revenue and net income. As a result of these factors, the Company sold NRE in November 2025. For the year ended December 31, 2025, NRE generated a net loss before taxes of $57.5 million. Although the Company retained a limited number of construction contracts to complete following the sale, the Company does not expect the operating results from such contracts to be significant in future periods.
Business diversification
The Company has broadened its business mix, both within and beyond its historical education-focused activities, including active engagement and ownership interests in ALLO and early-stage and emerging growth companies (venture capital).
ALLO
The Company provided fiber communication services through ALLO, a former majority-owned subsidiary, until a recapitalization in 2020 resulted in a deconsolidation of ALLO from the Company’s consolidated financial statements. The Company continues to hold a partial ownership in ALLO. In June 2025, ALLO executed a financing transaction and used the proceeds to redeem membership interests from certain members in ALLO, including Nelnet (the "Transaction"). As part of the Transaction, ALLO redeemed all of Nelnet's outstanding preferred membership interest, including the preferred return accrued on such membership interest. In addition, ALLO redeemed more than 50% of Nelnet's voting membership interest in ALLO. At the closing of the Transaction, Nelnet received cash proceeds of $410.9 million from ALLO related to these redemptions and recognized a pre-tax gain of $175.0 million, attributable to the redemption of the voting membership interest.
As a result of the Transaction, Nelnet's ownership of voting membership interest in ALLO decreased from 45% to 27%, which the Company continues to account for under the Hypothetical Liquidation at Book Value (HLBV) method of accounting. As of December 31, 2025, the carrying amount of the Company’s voting membership interest in ALLO was $0. The Company believes the fair value of its voting membership interest in ALLO is significantly greater than its carrying value.
ALLO derives its revenue primarily from the sale of telecommunication services, including internet, telephone, and television services to business, governmental, and residential customers. As of December 31, 2025, ALLO served approximately 157,000 residential customers and had approximately 74,000 business lines, increases from approximately 135,000 and approximately 61,000 as of December 31, 2024, respectively. For the year ended December 31, 2025, ALLO recognized approximately $260 million in revenue. ALLO uses debt to fund a significant portion of its operations and capital needs. As of December 31, 2025, ALLO had $1.41 billion of debt outstanding, an increase from $1.14 billion as of December 31, 2024.
Venture capital
The Company holds partial ownership interests in early-stage and emerging growth companies, as well as in various funds. As of December 31, 2025, the venture capital team within the Corporate segment manages a diversified portfolio comprising partial ownership in approximately 110 operating companies and 45 funds, with an aggregate carrying value of $326.9 million. The largest position in the Company’s venture capital portfolio is Hudl, Inc. (“Hudl”). As of December 31, 2025, the Company’s carrying value of Hudl was $172.5 million. The Company accounts for its ownership in Hudl using the measurement alternative method (at cost, plus or minus changes resulting from observable price changes in orderly transactions). The Company believes the fair value of its ownership in Hudl is significantly greater than its carrying value. Hudl is a leading sports performance analysis company, and its software provides more than 325,000 teams across more than 40 sports and in 140 countries the insights to be more competitive. David S. Graff, a member of the Company’s Board of Directors, is a co-founder, the chief executive officer, and a director of Hudl.
Regulation and Supervision
The Company’s businesses operate in highly regulated environments and are subject to extensive federal, state, and international laws and supervision. These requirements affect nearly all aspects of operations, including loan servicing, payments, data privacy and security, banking, insurance, and government contracting. Failure to comply with applicable laws or regulatory expectations could result in fines, penalties, increased compliance costs, contractual remedies, restrictions on business activities, reputational harm, or the loss of licenses, approvals, or government programs. Regulatory requirements continue to evolve and may materially increase the Company’s operating costs or limit its ability to offer products and services.

Loan Servicing and Systems
The Company’s loan servicing operations are subject to a broad framework of federal and state consumer protection, financial services, privacy, and sanctions laws. These include laws governing student loans, consumer lending disclosures, fair lending, credit reporting, electronic communications and payments, military borrower protections, bankruptcy, anti‑money laundering, economic sanctions, and prohibitions on unfair, deceptive, or abusive acts or practices, as well as comparable state laws and licensing regimes.
As a servicer of federally insured and guaranteed student loans, the Company is subject to the Higher Education Act (HEA) and related regulations and oversight by the Department. The HEA regulates all material aspects of the federally insured student loan program. Non‑compliance could result in fines, remediation and legal costs, loss of insurance and related federal guarantees, suspension or termination of the right to participate in federal programs, and reputational harm. Although the HEA has not been formally reauthorized since 2008, it continues to be extended, and the Company monitors legislative and regulatory developments for potential operational impacts.
The Company’s servicing contracts with the Department also require compliance with applicable provisions of the Federal Acquisition Regulation governing government contractors.
The Company’s servicing activities are subject to supervision and enforcement by the Consumer Financial Protection Bureau (CFPB), which has authority to examine operations, issue regulations, enforce consumer financial protection laws, and impose fines or restitution. State attorneys general and regulators may also bring enforcement actions under state consumer protection and licensing laws, which may differ from or exceed federal standards and could limit the Company’s ability to operate uniformly across jurisdictions.
As a third‑party service provider to financial institutions, the Company is subject to oversight expectations established by the Federal Financial Institutions Examination Council (FFIEC).
The Company is also subject to increasingly stringent data privacy and information security requirements under federal and state law and industry standards. Actual or perceived failures in data protection or incident response could result in regulatory actions, litigation, remediation and legal costs, fines, reputational harm, and increased oversight.
Many states require loan servicers to obtain licenses and submit to examinations and ongoing supervision. The rapidly evolving state regulatory landscape increases compliance complexity and costs and creates risk of inconsistent or conflicting requirements. Failure to comply with applicable state laws could result in loss of licenses, enforcement actions, contractual breaches, and litigation.
Canadian Operations
Following the February 2, 2026 acquisition of NDS Canada, the Company is subject to Canadian federal and provincial laws governing student financial assistance, privacy, foreign investment, competition, and anti‑money laundering. These include the Canada Student Loans Act, Canada Student Financial Assistance Act, federal and provincial privacy frameworks (including Canada’s Personal Information Protection and Electronic Documents Act and Québec’s Law 25), and oversight by agencies such as the Financial Transactions and Reports Analysis Centre of Canada and the Office of the Superintendent of Financial Institutions. Compliance with these regimes increases operational complexity, and non‑compliance could result in regulatory actions, litigation, remediation and legal costs, fines, heightened oversight, reputational harm, and service disruption.
Education Technology Services and Payments
The Company’s education technology and payment processing services are subject to federal and state laws governing electronic payments, consumer disclosures, and financial transactions, including requirements applicable to ACH and card networks. Contracts with clients and bank partners require compliance with these frameworks.
The Company’s higher education clients are subject to laws protecting student information, including the Family Education Rights and Privacy Act (FERPA) and, in certain cases, the Gramm-Leach-Bliley Act (GLBA). The Company’s handling of student and financial data must comply with these requirements and applicable contractual restrictions. Violations could result in loss of access to client data, remediation and legal costs, fines, and reputational harm.
The Company also provides services involving personal information of minors and is subject to federal and state children’s privacy laws, including the Children’s Online Privacy Protection Act, which impose heightened compliance obligations. In addition, services provided to clients with international operations may be subject to foreign privacy regimes, including the European Union’s General Data Protection Regulation (GDPR) and similar laws with extraterritorial application.

Regulatory scrutiny of tuition payment plans and other educational financing products has increased at both the federal and state level. Changes in law or regulatory interpretation could affect product design and availability, disclosures, and client participation.
Nelnet Financial Services
Nelnet Bank
Nelnet Bank is a Utah‑chartered industrial bank regulated by the FDIC and the Utah Department of Financial Institutions (UDFI). It is subject to extensive federal and state banking laws designed to ensure safety and soundness, consumer protection, and compliance with anti‑money laundering and privacy requirements. Deposits are insured by the FDIC up to applicable limits.
As an FDIC‑insured institution, the Bank is subject to capital requirements, risk management standards, deposit insurance assessments, restrictions on brokered deposits, and periodic examinations. While the Bank is not currently subject to statutory stress testing requirements, it conducts internal stress testing and provides results to regulators upon request.
As a Utah industrial bank, the Bank is also subject to state supervision, capital and surplus requirements, lending limits, governance standards, and examination and reporting obligations.
Nelnet, Inc. (the parent) is not a bank holding company under the Bank Holding Company Act and therefore is not subject to the federal regulations applicable to bank holding companies.
Reinsurance
The Company’s reinsurance operations are conducted through Utah‑domiciled captive insurance companies regulated by the Utah Insurance Department. The captives are subject to licensing, capital and surplus requirements, regulatory examinations, and ongoing reporting obligations. Failure to comply with applicable insurance laws or regulatory expectations could restrict operations and require additional capital.
Corporate and Other Regulatory Matters
Across its businesses, the Company is subject to an expanding and increasingly complex set of domestic and international data privacy and information security laws. These include requirements under the GLBA, the FERPA, the Fair Credit Reporting Act, state comprehensive privacy laws, and international regimes such as the GDPR. These laws impose obligations relating to transparency, data governance, security safeguards, and breach response, and provide for significant penalties and extraterritorial enforcement.
The Company’s renewable energy business is also subject to evolving federal, state, and local laws and regulations, including those that incentivize renewable energy production. Changes in these laws could affect project economics and operating results.
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
Headcount data
Total associate headcount as of December 31, 2025, follows:

	Number	Percent of total
NDS	2,971	51.7%
NBS	2,065	36.0
NFS	98	1.7
Corporate and other	610	10.6
	5,744	100.0%
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
In 2025, the Company conducted an associate culture survey that resulted in an overall engagement score of 79 out of 100, improving from the prior survey conducted in 2023, which recorded a score of 74. The Company’s management team collected all the feedback and continues to focus on making associate-suggested changes so the Company becomes an even better place to work. The Company will conduct its next associate culture survey in the third quarter of 2026.
For 2025, associate voluntary turnover was 14%, a decrease from 15% in 2024 and 24% in 2023. The average associate has eight years of tenure.
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
Competitive pay, benefits, and wellness
The general compensation philosophy of the Company, as an organization that values the long-term success of its shareholders, customers, and associates, is that the Company will pay fair, competitive, and equitable compensation designed to encourage focus on the long-term performance objectives of the Company and is differentiated based on both the individual’s performance and the performance of their respective business segment. In carrying out this philosophy, the Company structures its overall compensation framework with the general objectives of encouraging equity ownership in the Company, savings, wellness, productivity, and innovation. In addition, total compensation is intended to be market competitive, internally consistent, and aligned with the philosophy of a performance-based organization. The Company provides a comprehensive benefits package, opportunities for retirement savings, and a robust wellness program.

Culture and values
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
ITEM 1A. RISK FACTORS
We and our businesses are subject to a variety of risks. This section discusses material risk factors that could have a material adverse impact on our business, financial condition, results of operations, liquidity, and an investment in us. Although this section highlights key risk factors, other risks may emerge at any time, and we cannot predict all risks or estimate the extent to which they may affect us.
Loan Portfolio
Our loan portfolios, and residual interests therein, are subject to credit risk, prepayment risk, and certain risks related to interest rates, and the derivatives we use to manage interest rate risks, each of which could reduce the expected cash flows and earnings on our portfolios.
Credit risk - loans
Our loan portfolio is subject to credit risk, including the risk that borrowers may be unable or unwilling to repay their obligations. We estimate our allowance for loan losses using a range of quantitative and qualitative factors, including repayment and delinquency status; loan program type; historical and current default trends based on internal experience and industry data; prior loss experience; trends in claims rejected by guarantors on federally insured student loans; changes to federal student loan programs; borrower FICO scores; and current and forecasted macroeconomic conditions, including unemployment levels, gross domestic product, and consumer price inflation, as well as other relevant qualitative considerations.
As of December 31, 2025, 78.8% of our loan portfolio is federally guaranteed, which substantially limits our exposure to credit losses on those loans. However, our private education and consumer loan portfolios are unsecured and expose us to the full risk of loss in the event of borrower default. We are actively expanding our acquisition of private education and consumer loan portfolios, which increases our overall exposure to credit risk.
If defaults on loans we hold are higher than anticipated, whether due to adverse economic conditions, changes in regulatory or operating environments, inaccurate underwriting assumptions, or other unforeseen factors, or if actual credit performance is significantly worse than our estimates, we may be required to increase our allowance for loan losses. Many of our consumer loans, including Pay Later receivables, are underwritten, serviced, and collected by third-parties that we do not control. Any increase in defaults would result in higher provisions for loan losses and could materially and adversely affect our consolidated results of operations and financial condition.

Credit risk - beneficial interest in loan securitizations
We own partial ownership in consumer, private education, and federally insured student loan third-party securitizations that are classified as "beneficial interest in loan securitizations" and included in "other investments and notes receivable, net" on our consolidated balance sheets. As of the latest remittance reports filed by the various trusts prior to or as of December 31, 2025, our ownership correlates to approximately $1.83 billion of loans included in these securitizations. As of December 31, 2025, the investment balance on our consolidated balance sheet of its beneficial interest in loan securitizations was $194.8 million.
Our partial ownership percentage in each loan securitization grants us the right to receive the corresponding percentage of cash flows generated by the securitization. The cash flows generated from the securitizations are highly subject to credit risk (defaults). If defaults are higher than management's current estimate, future cash flows and investment interest income (earnings) from these securitizations would be adversely impacted. In addition, the value of the current investment balance may not be recoverable, resulting in an adverse impact to our operating results. A change in the Company's estimate of future cash flows based on cumulative loss expectations may result in an increase to the Company's established allowance for credit losses (and related provision expense) related to these investments.
Prepayment risk
Higher rates of prepayments of loans reduces our loan interest income from our loan portfolio and investment interest income on our beneficial interest in loan securitizations.
The Higher Education Act allows borrowers to prepay FFEL Program loans at any time without penalty. Prepayments on our federally insured loan portfolio have resulted and may continue to result from consolidations of student loans by the Department through the Federal Direct Loan Program or by a lending institution through a private education or unsecured consumer loan, which historically tend to occur more frequently in low interest rate environments; from borrower defaults on federally insured loans, which will result in the receipt of a guaranty payment; and from voluntary full or partial prepayments; among other things.
Beginning in late 2021, we experienced accelerated run-off of our FFELP loan portfolio as borrowers consolidated into the Federal Direct Loan Program, driven by Department initiatives under the Biden Administration and the CARES Act payment and interest pause beginning in March 2020 through August 2023. Subsequent developments, including the Supreme Court's invalidation of broad-based debt relief, withdrawal of rulemaking efforts, and litigation pausing implementation of the SAVE income-driven repayment plan, have reduced consolidation incentives. These factors have resulted in a significant decrease in FFELP borrowers consolidating their loans into the Federal Direct Program since August 2024.
While more unlikely now under the Trump Administration, if the federal government or the Department initiate additional loan forgiveness or cancellation, other repayment options or plans, or consolidation loan programs, such initiatives could increase prepayments and reduce interest income. Even if a broad debt cancellation program only applied to student loans held by the Department, such program could result in a significant increase in consolidations of FFELP loans to Federal Direct Loan Program loans and a corresponding increase in prepayments with respect to our FFELP loan portfolio, and also a decrease in our third-party FFELP loan servicing revenues.
We cannot predict how or what programs or policies will be impacted by any actions that the Trump Administration or Congress may take, the timing of when such programs or policies may be implemented, and/or the ultimate outcome thereof. In addition, any changes to government programs or policies may be legally challenged, which may affect the extent and timing of these changes and the resulting impact they may have on our businesses, financial condition, or results of operations. New or modified Government programs or policies may lead to increased call volumes and have a negative effect on the level of service we are able to provide.
Sustained higher prepayment levels and/or a significant increase in prepayment levels could have a material adverse effect on our revenues, cash flows, profitability, and business outlook, and, as a result, could have a material adverse effect on our business, financial condition, or results of operations, including loan interest income in our AGM and Nelnet Bank segments, investment interest income on our beneficial interest in loan securitizations, FFELP servicing revenue in our LSS segment, investment advisory services revenue earned by WRCM on FFELP loan asset-backed securities under management, and interest income earned on our FFELP loan asset-backed securities investments.
Interest rate risk - basis and repricing risk
We fund the majority of the FFELP student loan assets in our AGM segment with 30-day or 90-day Secured Overnight Financing Rate (SOFR) indexed floating rate securities. Meanwhile, the interest earned on our FFELP student loan assets is indexed to 30-day average SOFR, three-month commercial paper, and three-month Treasury bill rates. The differing interest rate characteristics of our loan assets versus the liabilities funding these assets result in basis risk, which impacts the excess spread earned on our loans. We also face repricing risk due to the timing of the interest rate resets on our liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on our assets, which generally occur daily. In a declining interest rate environment, this may cause our variable student loan spread to compress, while in a rising interest rate environment, it may cause the variable spread to increase.
As of December 31, 2025, our AGM segment had $7.0 billion, $0.2 billion, and $0.2 billion of FFELP loans indexed to the 30-day average SOFR, three-month commercial paper, and three-month Treasury bill rate, respectively, all of which reset daily, and $1.4 billion of debt indexed to 90-day SOFR, which resets quarterly, and $5.0 billion of debt indexed to 30-day SOFR, which resets monthly. While these indices are all short term in nature with rate movements that are highly correlated over a longer period of time, the indices' historically high level of correlation may be disrupted in the future due to capital market dislocations or other factors not within our control. In such circumstances, our business, financial condition, or results of operations could be materially adversely affected.
Interest rate risk - use of derivatives
We use derivative instruments to manage interest rate sensitivity. See note 6 of the notes to consolidated financial statements included in this report for additional information on derivatives used by us to manage interest rate risk. Most of these derivatives do not qualify for hedge accounting, and changes in their fair value are recognized in earnings. As a result, movements in interest rates and shifts in the yield curve can materially affect the valuation of our derivatives and our results of operations.
Interest rate risk management is complex, and our strategies may not fully mitigate exposure. Because certain derivatives are not fully matched to specific loan pools or hedged on a notional or duration basis, we may be under or over hedged, which could result in material losses. In addition, if interest rates move differently than expected, our derivatives may generate significant mark‑to‑market losses and increase earnings volatility, which could have a material adverse effect on our business, financial condition, and results of operations.
Certain derivative transactions are subject to clearing requirements, which require us to post substantial collateral and may negatively affect liquidity or limit our ability to use derivatives, although they reduce counterparty risk. Non‑centrally cleared derivatives expose us to counterparty credit risk. Nelnet Bank’s derivatives are non‑centrally cleared and are entered into with high‑quality counterparties. If a counterparty fails to perform, we could incur a loss equal to the recorded fair value of the derivative, net of collateral. As of December 31, 2025, Nelnet Bank had $245.0 million in notional derivative contracts, with gross fair values of $0.6 million in asset positions and $1.7 million in liability positions.
Interest rate movements also affect daily settlement payments and collateral requirements. Material adverse rate movements or additional derivatives with negative fair values could require significant margin or collateral payments, which could materially and adversely affect our results of operations, liquidity, or capital resources.
Our loan portfolios and other assets and operations could experience adverse impacts from natural disasters, widespread health crises, terrorist activities, or international hostilities.
Natural disasters, widespread health crises, terrorist activities, or international hostilities could affect the financial markets or the economy in general or in any particular region and could lead, for example, to an increase in loan delinquencies, borrower bankruptcies, or defaults that could result in higher levels of nonperforming assets, net charge-offs, and provisions for credit losses, as well as have adverse effects on our other assets and business operations. We cannot predict specifically when and where such events will occur, or the full nature and extent thereof, and our resiliency planning may not be sufficient to mitigate the adverse consequences of such events. The adverse impact of such events could also be increased to the extent that there is insufficient preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses that we transact with, particularly those that we depend upon but have no control over.
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
Liquidity risk also arises from our need to maintain sufficient cash flows to meet our financial obligations, including debt maturities, and operational expenses. Holding loan assets funded with operating cash on our balance sheet requires us to continually monitor and manage our liquidity position. Adverse market conditions, reduced availability of funding sources, or a downgrade in our credit rating could limit our access to capital and increase our funding costs. Additionally, the illiquid nature of certain loan assets may impede our ability to sell or reallocate assets promptly, potentially resulting in losses or an inability to meet liquidity needs.
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
We have a substantial investment in student loan and other asset-backed securities that are subject to market fluctuations. As of December 31, 2025, our amortized cost and the fair value of these investments were $1.5 billion. The majority of our asset-backed securities earn floating interest rates with expected returns of approximately SOFR + 50 to 350 basis points to maturity. Our portfolio of asset-backed securities has limited liquidity, and we could incur a significant loss if the investments were sold prior to maturity at an amount less than the original purchase price.
Operations
Our largest fee-based customer, the Department of Education, represented 21% of our revenue in 2025. Our inability to consistently meet service requirements and surpass competitor performance metrics, unfavorable contract modifications or interpretations, or the loss of servicing borrower volume due to broad based debt cancellation by the Department or a decline in borrowing, could significantly lower servicing revenue in our LSS segment, hinder future service opportunities, and have a material adverse impact on our business, financial condition, or results of operations.
As of December 31, 2025, Nelnet Servicing was servicing $434.5 billion of government owned student loans for 11.4 million borrowers. For the year ended December 31, 2025, our LSS segment recognized $364.0 million in revenue from the Department, which represented 21% of our revenue.
Nelnet Servicing provides servicing capabilities for the Department’s student aid recipients under a USDS contract, which went live on April 1, 2024. Under the USDS contract, revenue earned on a per borrower blended basis has decreased compared to our legacy contract with the Department.
New loan volume is allocated among the Department servicers based on certain service level and portfolio performance metrics established by the Department and compared among all loan servicers. The amount of future allocations of new loan volume could be negatively impacted if we are unable to consistently surpass comparable competitor and/or other performance metrics. In addition, if any current or future Department servicing contracts become subject to unfavorable modifications or interpretations by the Department, including adverse pricing changes or assessed performance penalties, servicing revenue would be negatively impacted and could result in potential restructuring charges that may be necessary to re-align our cost structure with our servicing operations. Furthermore, the One Big Beautiful Bill (the "Bill") placed caps on federal lending for graduate students and parents of undergraduates, which could reduce future volumes of federal student loan borrowers, while potentially expanding the market for private student lending. In addition, if there is a lack of Federal government appropriations the Department may modify its cost under existing contracts with its servicers and accordingly reduce servicers’ required servicing activities, and such modifications could adversely impact the Company’s servicing revenue and operating results, as well as the level of service we are able to provide, that may result in additional scrutiny from federal and state government regulatory agencies and reputation damage.
Further, we are partially dependent on our USDS contract to broaden servicing operations with the Department, other federal and state agencies, and commercial clients. The size and importance of this contract provides us the scale and infrastructure needed to profitably expand into new business opportunities. Loss of existing loan volume, whether due to re-allocation to other Department servicers, student debt cancellation to borrowers with loans held by the Department, or otherwise would adversely impact loan servicing revenue and could significantly hinder future opportunities, as well as result in potential restructuring charges that may be necessary to re-align our cost structure with our servicing operations.
The profitability and risk profile of our solar tax equity partnerships may be impacted by the terms and availability of federal incentives and regulatory uncertainty, including risks of not being able to realize tax credits which remain subject to recapture by taxing authorities. Additionally, we have risks related to solar construction contracts retained in the sale of NRE.
The financial performance of our solar tax equity partnerships are subject to and dependent upon complex federal, state, and other laws and regulations, including the Inflation Reduction Act (IRA) and the Bill and related guidance from the US Treasury and Internal Revenue Service, which regulate and, in some instances, incentivize the production of renewable energy. Any reductions or adverse modifications to, or the elimination or adverse interpretation of, governmental regulations or incentives that support the energy investment tax credit, including credit percent reductions or earlier sunsetting of policies could negatively impact these investments.
On July 4, 2025, the Bill was enacted into law. Among other substantial changes to the tax code, the Bill significantly reduces tax incentives for clean energy, eliminating or phasing out many of the environmental and clean energy tax credits for commercial projects enabled by the IRA. Prior to the enactment of the Bill, many of those credits were scheduled to remain in effect until 2032 or later. The Bill accelerates the expiration and phasing out of certain clean energy credits. Under the provisions of the Bill, commercial solar facilities must either (i) begin construction before July 4, 2026, in which case they would qualify for up to a four-year continuity safe harbor or (ii) be placed in service by December 31, 2027. The accelerated expiration and phasing out of solar tax credits implemented by the Bill will impact our ability to continue to invest in solar projects beyond the phase out periods. In addition, the Bill introduced complex new “foreign entity of concern” restrictions on solar projects that begin construction after 2025. These new restrictions may adversely impact supply chain costs and availability for solar projects, as well as compliance-related costs, which may further adversely impact solar project viability and risk. These changes in aggregate both limit the viability of solar tax equity partnerships themselves as well as the total pool of credits from which our tax equity opportunities are created.
For the majority of our solar tax equity partnerships, the HLBV method of accounting results in accelerated losses in the initial years of investment. The HLBV method is both complex and subject to differing interpretations in relation to its application, which also creates risk relative to our accounting for these investments. In 2025 and 2024, we recognized net losses (before income taxes) on our solar tax equity partnerships of $29.0 million and $6.5 million, respectively, that included $27.9 million and $4.6 million, respectively, of losses that were attributed to noncontrolling interest partners.
Our solar tax equity partnerships are designed to generate a return primarily through the realization of federal income tax credits at the time the project is placed in service. We are subject to the risk that tax credits previously recorded by us, which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level, will fail to meet certain government compliance requirements and will not be able to be realized. The inability to realize these tax credits and other tax benefits would have an adverse impact on our financial results. The risk of not realizing the tax credits, other tax benefits, and ongoing cash flow distributions from investment in the projects depends on many factors outside of our control, including changes in tax laws, the ability of the projects to continue operation, and project performance below expected or contracted levels of output or the pricing of output to offtakers being lower than anticipated.
We retained a limited number of solar construction contracts in association with our sale of NRE in November 2025. If the costs to complete such contracts exceed our estimates, we could incur additional losses related to such contracts.

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
Information technology infrastructure risks continue to increase in part because of the proliferation of new technologies, the increased use of the internet and telecommunications technologies to support and process customer transactions, the increased number and complexity of transactions being processed, and increased instances of employees working from home and/or using personal computing devices. Also, cyberattack techniques change frequently, generally increase in sophistication, including through the use of artificial intelligence, often are not recognized until launched, sometimes go undetected even when successful, and originate from a wide variety of sources, including organized crime, hackers, terrorists, activists, disgruntled customers or consumers, unapproved use of artificial intelligence or machine learning, and hostile foreign governments. Attackers may also attempt to fraudulently induce employees, customers, or other users of our systems to disclose sensitive information to gain access to our data or that of our customers, such as through “phishing” schemes and other social engineering techniques. A breach, or perceived breaches, of our information security systems, or the intentional or unintentional disclosure, alteration, or destruction by an authorized user of confidential information necessary for our operations, could result in serious negative consequences for us.
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
Our development and deployment of artificial intelligence (AI) technologies has improved operational performance but these advancements also present risks that could result in reputational or competitive harm, legal liability, regulatory scrutiny, and other adverse effects on our business.
We have incorporated AI into certain aspects of our business, including assistance with handling customer inquiries, quality assurance monitoring, optical character recognition for processing and handling images, and monitoring network traffic. These advancements have significantly enhanced the efficiency and effectiveness of our operational processes, enabling faster identification and response to unique irregularities while improving our overall customer experience. As we continue to refine and expand our AI-driven initiatives, we expect these technologies to further optimize our operations and drive continued improvements in our performance. Additionally, some of our vendors use AI to enhance their products and services. Our use of AI, as well as the use by our vendors, may increase over time as the technology continues to develop. Our competitors may incorporate AI into their products or operations more quickly and effectively than we do, which could impair our ability to compete effectively. In addition, the pace of innovation in AI technologies is rapid and accelerating, and if we fail to anticipate, respond to, or implement new AI capabilities in a timely and effective manner, our products, services, or internal processes could become less competitive or obsolete.
Our use of AI carries inherent risks related to data privacy and security, such as intended, unintended, or inadvertent transmission of proprietary, personal, or sensitive information, as well as challenges related to implementing and maintaining AI models and tools, such as developing and maintaining appropriate datasets. Ineffective or inadequate use of AI by us or our vendors could produce deficient, inaccurate, or biased outputs, impacting decision making and customer interactions, and prevent us from detecting quality or network security issues. Additionally, developing and maintaining appropriate datasets, validating models, and ensuring proper oversight are complex and resource intensive. Failing to manage these processes effectively could result in operational disruptions or compliance failures. Our ability to develop, deploy, and effectively manage AI technologies also depends on our ability to attract, retain, and train employees with specialized technical expertise in AI, data science, and related disciplines. Competition for such talent is intense, and any inability to hire or retain qualified personnel, or to upskill our existing workforce, could delay or impair our AI initiatives and increase our operating costs.
We also increasingly use, or may use in the future, AI‑enabled tools to assist with software code development, testing, and code review. While these tools may improve efficiency and productivity, they may generate inaccurate, insecure, or non‑compliant code, fail to identify defects or vulnerabilities, or incorporate third‑party intellectual property or open‑source components in a manner that creates legal, security, or licensing risks. Reliance on AI‑generated or AI‑reviewed code could result in software defects, cybersecurity vulnerabilities, service disruptions, or increased remediation costs, and may not be detected prior to deployment.
We are also subject to existing legal and regulatory frameworks that apply to AI. In the United States alone, legislatures have advanced an accelerating volume of AI‑specific requirements, in addition to the broader set of traditional privacy, consumer protection, and civil rights laws that increasingly apply to AI systems. Beyond state activity, the federal government may also enact AI‑related legislation or issue executive actions, which could create new compliance obligations or operational impacts across our business lines. Federal regulators, such as the Federal Trade Commission and CFPB, have issued guidance on the ethical use of AI under existing laws, emphasizing the importance of fairness, transparency, and accountability in AI applications. Furthermore, comprehensive privacy laws, such as the California Consumer Privacy Act, include provisions that address regulating automated decision-making and profiling. In addition to existing regulations, there is increased attention to the enactment of new AI-specific laws which could prevent or limit our use of AI and require us to change our business practices. Internationally, jurisdictions are similarly advancing AI governance frameworks, contributing to a growing global patchwork of regulatory requirements that may affect our technology deployment, product development, and vendor management practices. Together, these developments reflect an increasingly complex and rapidly evolving AI regulatory environment that may require ongoing enhancements to our internal controls, risk‑management practices, and oversight of AI‑enabled products and services.
Any of these risks could result in regulatory action, loss of confidence from clients and customers, legal liability, and reputational harm, which could have a material adverse effect on our business, financial condition, and results of operations.
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
As of December 31, 2025, we serviced $11.6 billion of FFELP loans that maintained a federal guarantee, of which $6.5 billion and $5.1 billion were owned by us and third parties, respectively. We must meet various requirements in order to maintain the federal guarantee on these federally insured loans, which is conditional based on compliance with origination, servicing, and collection policies set by the Department and guaranty agencies. If we misinterpret Department guidance, or incorrectly apply the Higher Education Act, the Department could determine that we are not in compliance. FFELP loans that are not originated, disbursed, or serviced in accordance with Department and guaranty agency regulations may be subject to partial or complete loss of the guarantee. If we experience servicing deficiencies, it could result in the loan guarantee being revoked or denied. Although in most cases, we may cure deficiencies by following a prescribed cure process which usually involves obtaining the borrower's reaffirmation of the debt, not all deficiencies can be cured. As FFELP loan holders, servicers, and guaranty agencies exit the FFEL Program and consolidation within the industry takes place, this increases the complexity of servicing and claim filing due to the amount of loan servicing and loan guaranty transfers and the opportunity for errors at the time a claim is filed.
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
We contract with the Department to administer loans held by the Department in both the FFEL and Federal Direct Loan Program, we own a portfolio of FFELP loans, and we service our FFELP loans as well as FFELP loans for third parties. These loan programs are authorized by the Higher Education Act and are subject to periodic reauthorization and changes to the programs by the Presidential Administration and Congress. Any changes could have a material impact on our cash flows from servicing, interest income, and operating margins.
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
The banking industry is highly regulated, and the regulatory framework, together with any future legislative changes, may have a significant adverse effect on Nelnet Bank’s operations. The regulatory landscape surrounding industrial banks continues to be scrutinized and banking policy changes may be difficult to predict in advance. Nelnet Bank’s current product offerings are primarily concentrated in loan products for higher education and unsecured consumer lending. Such concentrations and the competitive environment for those products subject the bank to risks that could adversely affect its financial condition. Consumer access to alternative means of financing, the costs of education, interest rates, economic conditions, and other factors may reduce demand for, or adversely affect Nelnet Bank’s ability to originate new and/or retain private education loans.
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
In our reinsurance business, in which we assume an agreed percentage of each underlying insurance contract being reinsured, or quota share contracts, we do not separately evaluate each of the original individual risks assumed under these reinsurance contracts. Therefore, we are largely dependent on the original underwriting decisions made by ceding companies. We are subject to the risk that our ceding partners may not have adequately evaluated the insured risks and that the premiums ceded may not adequately compensate us for the risks we assume. We also do not separately evaluate each of the individual claims made on the underlying insurance contracts under quota share arrangements, though we maintain rights to audit claim files and practices of the ceding companies. Therefore, we are dependent on the original claims decisions made by our ceding partners.
Our results of operations and financial condition depend upon our ability to accurately assess the potential losses associated with the risks we reinsure. Reserves are estimates at a given time of claims an insurer ultimately expects to pay, generally utilizing actuarial expertise and projection techniques based upon facts and circumstances then known, predictions of future events, estimates of future trends in claim severity, and other variable factors. The process of estimating reserves involves a high degree of judgment and is subject to a number of variables. These variables can be affected by both internal and external events, such as: changes in claims handling procedures completed by ceding companies, including automation; adverse changes in loss cost trends, including inflationary pressures, technology, or other changes that may impact medical, auto, and home repair costs (e.g., more costly technology in vehicles, labor shortages, higher costs of used vehicles and parts, and increased demand and decreased supply for raw materials, all of which results in increased severity of claims); economic conditions, including general and wage inflation; legal trends, including adverse changes in the tort environment that have continued to persist at elevated levels for a number of years (e.g., increased and more aggressive attorney involvement in insurance claims, increased litigation, expanded theories of liability, higher jury awards, lawsuit abuse, and third-party litigation finance, among others); labor shortages, which can result in companies hiring less experienced workers; and legislative changes, among others. The impact of many of these items on ultimate costs for loss reserves could be material and is difficult to estimate.
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
Climate change manifesting as physical, transition, and regulatory risks could have a material adverse impact on our operations, vendors, and customers.
Our businesses, including our reinsurance business, and the activities of our vendors and customers, could be impacted by climate change. Climate change could manifest as a financial risk to us either through changes in the physical climate or from the process of transitioning to a low‑carbon economy, including changes in climate policy, disclosure obligations, or regulation of businesses with respect to risks posed by climate change.

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

In addition to possible changes in climate policy and regulation, potential transition risks may include economic and other changes engendered by the development of low‑carbon technological advances and/or changes in consumer and business preferences toward low‑carbon goods and services. Regulatory transition risks also include the enactment and implementation of new climate‑related disclosure, reporting, and assurance requirements, including recently adopted California climate disclosure laws and similar or additional ESG‑related reporting regimes that may be adopted by other states or jurisdictions. These requirements may obligate us to collect, verify, and publicly disclose extensive climate‑related data, including greenhouse gas emissions and climate‑related financial risks, across our operations and value chain.

Compliance with such requirements could result in increased operational complexity, costs, and resource demands; reliance on data from third parties over whom we have limited control; heightened exposure to regulatory enforcement actions, fines, penalties, or private litigation; and reputational risks if our disclosures are perceived as incomplete, inaccurate, or inconsistent. The evolving nature of these regulations, differences across jurisdictions, and the potential for overlapping or conflicting requirements could further increase compliance burdens and uncertainty. Additionally, if other states or regulators adopt more expansive, accelerated, or prescriptive ESG or climate‑related disclosure standards, our compliance costs and risks could increase materially.

These climate‑related physical, transition, and regulatory risks could have a financial impact on us, and on our vendors and customers, including declines in asset values; cost increases; reduced availability and/or increased cost of insurance; reduced demand for certain goods and services; increased loan delinquencies, bankruptcies, events of default, and force majeure events; increased interruptions to business operations and services; adverse supply chain impacts; negative consequences to business models; and the need to make changes in response to those consequences, any of which could materially and adversely affect our business, results of operations, financial position, and liquidity.

Failure to successfully manage acquired businesses and assets, as well as other interests, including in venture capital and real estate, could have a material adverse effect on our businesses, financial condition, or results of operations.
We have expanded our services and products through business and asset acquisitions, and we anticipate making additional acquisitions to obtain new or enhance existing businesses, products, and services, as well as other deployments of capital, including venture capital and real estate, to further diversify us both within and outside of our historical education-related businesses. Any acquisition or other use of capital is subject to a number of risks. Such risks may include diversion of management time and resources, disruption of our ongoing businesses, difficulties in integrating acquisitions (including potential delays or errors in converting loan servicing portfolio acquisitions to our servicing platform), loss of key employees, degradation of services, difficulty expanding information technology systems and other business processes to incorporate the acquired businesses, extensive regulatory requirements, dilution to existing shareholders if our common stock is issued as consideration, incurring or assuming indebtedness or other liabilities in connection with an acquisition, unexpected declines in real estate values or the failure to realize expected benefits from real estate development projects, lack of familiarity with new markets, and difficulties in supporting new product lines. Our failure to successfully manage acquisitions or other interests, or successfully integrate acquisitions, could have a material adverse effect on our businesses, financial condition, or results of operations.
We have a significant interest in Hudl. Hudl’s sports performance analysis business is subject to risks related to global market and macroeconomic conditions, competition, advancements in technology, cybersecurity threats, retention of key personnel, and continued demand for its products and services. The operating results of any of our interests, including Hudl, could impact the valuation on our financial statements of our interest in them, and we may not be able to fully monetize these investments without a liquidation event.
Reliance on financial models, tools, or third-party data may expose us to risks of inaccurate forecasting, decision-making, and incorrect estimates and assumptions used by management in connection with the preparation of our consolidated financial statements.
We use financial models, analytical tools, and third-party data to support our business operations and to make critical accounting estimates and assumptions, including pricing, credit underwriting, investment analysis, reinsurance actuarial assumptions, allowance for loan losses, financial reporting, and strategic decision-making. These models and tools are inherently limited by their assumptions and may not accurately capture all potential risks, market dynamics, or correlations. Furthermore, unexpected changes in market conditions, inaccurate data inputs, reliance on investment partner or third-party data, or flawed assumptions could result in model outputs that differ significantly from actual outcomes.
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
The Trump Administration has advanced efforts to limit the responsibilities of the Department of Education. While we expect that the federal government will continue to provide for the implementation of statutorily authorized programs and functions, any administrative changes to the Department’s programs and functions could have material adverse effect on our profitability.
The CFPB has historically exercised oversight of student loan servicers and continues to retain authority to supervise and enforce compliance with applicable consumer protection laws. Changes in regulatory priorities, enforcement activity, or agency structure may occur over time. If the CFPB were to determine that we are not in compliance with applicable laws, regulations, or guidance, we could be subject to material adverse consequences, including restitution to consumers.
The Trump Administration has expressed an aversion to diversity, equity, and inclusion policies, including instructing government agencies to identify companies to investigate for their diversity, equity, and inclusion policies. The current administration’s views on diversity, equity, and inclusion policies may conflict with stakeholder initiatives on such matters and we may experience conflicts between federal governmental regulations and state government or stakeholder expectations, which could impose additional costs on our business and negatively impact investor and customer sentiment.

Many states have enacted laws regulating and monitoring the activity of loan servicers and require loan servicers to obtain licenses and submit to examinations and ongoing supervision. Elimination or reduction of federal government regulation by the Trump Administration may increase state regulations and monitoring activities. The rapidly evolving state regulatory landscape increases compliance complexity and costs and creates risk of inconsistent or conflicting requirements. Failure to comply with applicable state laws could result in loss of licenses, enforcement actions, contractual breaches, and litigation.
As a result of the discontinuation of new FFELP loan originations in 2010, our existing FFELP loan portfolio will continue to decline over time.
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
As of December 31, 2025, the amount of goodwill allocated to the FFELP portfolio reporting unit, part of the AGM operating segment, was $41.9 million. As a result of the FFELP portfolio declining over time, goodwill impairment will be triggered for the AGM operating segment due to the passage of time and depletion of projected cash flows.
International operations expose us to significant regulatory, operational, and geopolitical risks.
Our international operations expose us to legal, regulatory, operational, and geopolitical risks that may adversely affect our business, financial condition, and results of operations. We must comply with diverse and evolving foreign laws governing financial services, payments, sanctions, anti-money laundering and counter-terrorism financing, consumer protection, data privacy, and technology infrastructure, many of which differ from or exceed U.S. requirements. Failure to comply with these obligations, or delays in obtaining necessary licenses or approvals, could result in investigations, penalties, or limits on our ability to operate in certain markets.
International regulations relating to data localization, crossborder data transfers, and privacy may require changes to our systems or processes. We also face exposure to foreign tax regimes, restrictions on repatriating earnings, and currency exchange volatility that can affect revenue, settlement, and operating costs. Our global footprint increases reliance on foreign vendors, cloud providers, partner banks, and payment networks, where differences in regulatory expectations or operational practices may increase compliance, cybersecurity, and continuity risks.
As our international workforce grows, we are increasingly subject to employment laws outside the United States that may be more complex, restrictive, or burdensome. These regulations, including rules on employee classification, notice and severance, collective bargaining, working time, data privacy, mandatory benefits, and limits on fixed term or temporary labor, can materially differ from U.S. requirements.
Operating internationally also heightens exposure to fraud, identity verification challenges, and varying consumer protection rules. In addition, geopolitical and macroeconomic developments including political instability, trade restrictions, capital controls, public health events, and armed conflict may disrupt operations, impact customer behavior, or impair financial markets and payments infrastructure.
Any of these risks, individually or in combination, could increase our costs, limit our ability to conduct business internationally, or negatively impact our operating results.
Exposure related to certain tax issues could decrease our net income.
International, federal, and state tax laws and regulations are often complex and require interpretation. From time to time, we engage in transactions for which the tax consequences are uncertain, and significant judgment is required in assessing and estimating the tax consequences of these transactions. We prepare and file tax returns based on the interpretation of tax laws and regulations and our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments. In accordance with applicable accounting guidance, we establish reserves for tax contingencies related to deductions and credits that we may be unable to sustain. Differences between these reserves and the amounts ultimately owed are recorded in the period they become known, and adjustments to our reserves could have a material effect on our financial statements. We may also be impacted by changes in tax laws, including tax rate changes, new laws, and subsequent interpretations by applicable authorities. In addition, several states are in a deficit position. Accordingly, states may look to expand their taxable base, alter their tax calculation, or increase tax rates, which could result in additional costs to us.
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
Principal Shareholder and Related Party Transactions
Our Executive Chairman beneficially owns 78.6% of the voting rights of our shareholders and effectively has control over all of our matters.
Michael S. Dunlap, our Executive Chairman, beneficially owns 78.6% of the voting rights of our shareholders. Accordingly, each member of the Board of Directors and each member of management has been elected or effectively appointed by Mr. Dunlap and can be removed by him. As a result, Mr. Dunlap has control over all of our matters and has the ability to take actions that benefit him, but may not benefit other minority shareholders, and may otherwise exercise his control in a manner with which other minority shareholders may not agree or which they may not consider to be in their best interest.
Furthermore, as a "controlled company" within the meaning of the NYSE rules, we qualify for and, in the future may opt to rely on, exemptions from certain corporate governance requirements, including having a majority of independent directors, as well as having nominating and corporate governance and compensation committees composed entirely of independent directors. If in the future we choose to rely on such exemptions, the interests of Mr. Dunlap may differ from those of our other stockholders and the other stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance rules for NYSE-listed companies. Our status as a controlled company could make our Class A common stock less attractive to some investors or otherwise harm our stock price.
Our contractual arrangements and transactions with Union Bank, which is under common control with us, present conflicts of interest and pose risks to our shareholders that the terms may not be as favorable to us as we could receive from unrelated third parties.
Union Bank is controlled by Farmers & Merchants Investment Inc. (F&M), which is controlled by certain grantor retained annuity trusts established by Mr. Dunlap, his spouse, and Angela L. Muhleisen, a sister of Mr. Dunlap. Mr. Dunlap serves as a Director and Co-Chairperson of F&M, and as a Director of Union Bank. Ms. Muhleisen serves as a Director and Co-Chairperson of F&M and as a Director, Chairperson, and member of the executive committee of Union Bank. Union Bank is deemed to beneficially own a significant number of our shares because it serves in the capacity of trustee or account manager for various trusts and accounts holding our shares and may share voting and/or investment power with respect to such shares. As of December 31, 2025, Union Bank was deemed to beneficially own 5.6% of the voting rights of our shareholders, and Mr. Dunlap and Ms. Muhleisen beneficially owned 78.6% and 7.6%, respectively, of the voting rights of our shareholders (with certain shares deemed under SEC rules to be beneficially owned by each Union Bank, Mr. Dunlap, and Ms. Muhleisen).
We have entered into, and intend to continue entering into, certain contractual arrangements with Union Bank, including for loan purchases, servicing, participations, banking and lending services, Educational 529 College Savings Plan administration services, lease arrangements, trustee services, and various other investment and advisory services. The net aggregate impact on our consolidated statements of income for the years ended December 31, 2025 and 2024, related to the transactions with Union Bank was income (before income taxes) of $13.8 million and $12.3 million, respectively. See note 23 of the notes to consolidated financial statements included in this report for additional information related to the transactions between us and Union Bank.
We intend to maintain our relationship with Union Bank, which our management believes provides certain benefits to us, including Union Bank's willingness to provide services, and at times liquidity and capital resources, on an expedient basis, and its proximity to our corporate headquarters in Lincoln, Nebraska.
The majority of the transactions and arrangements with Union Bank are not offered to unrelated third parties or subject to competitive bids. Accordingly, these transactions and arrangements not only present conflicts of interest, but also pose the risk to our shareholders that the terms of such transactions and arrangements may not be as favorable to us as we could receive from unrelated third parties. Moreover, we may have and/or may enter into contracts and business transactions with related parties that benefit Mr. Dunlap and his sister, as well as other related parties, which may not benefit us and/or our minority shareholders.
ITEM 1B. UNRESOLVED STAFF COMMENTS
The Company has no unresolved comments from the staff of the Securities and Exchange Commission regarding its periodic or current reports under the Securities Exchange Act of 1934.
ITEM 1C. CYBERSECURITY
The Company’s enterprise-wide cybersecurity program is embedded within and integrated with the enterprise risk management function. The Chief Security Officer is part of our senior leadership team and reports to the Chief Risk Officer. Our Chief Security Officer has over thirty years of cybersecurity, technology, and leadership experience both as a career active-duty military cyber operations officer and in the private sector. The cybersecurity team is organized into three departments: Protective Operations, Vulnerability Management, and Governance, Risk, and Compliance. Each of the three departments identifies, assesses, and manages material cybersecurity threats through specific approaches as further described below.
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
Vulnerability Management includes the vulnerability management, log operations, and architecture and engineering teams. Our vulnerability management team conducts regular scans of our enterprise to look for potential weaknesses and configuration-related issues. Based on the results of these scans, this team routinely patches or works with system and platform owners to resolve identified vulnerabilities. Our log operations team works closely as a bridge between the system owners and our Security Operations Center by logging and monitoring activities on our systems and applications. Our architecture and engineering team manages security appliances and provides security architecture advice and consulting to our information technology and delivery teams throughout the enterprise. When it comes to posture management, our goal is not just to reactively resolve potential vulnerabilities discovered through the vulnerability management process; we also look for ways to prevent vulnerabilities through minimizing system ports, protocols, and services to only that which is necessary.
Governance, Risk, and Compliance includes teams dedicated to risk and compliance management. These teams manage the security awareness program, compliance with cyber and privacy regulations, security policies, and prioritizes potential cyber risks that require ongoing monitoring or remediation. Identified risks are brought to the Cyber Risk Steering Committee for treatment. The Chief Security Officer chairs the committee, which consists of the Deputy Chief Security Officer, cybersecurity managers, various subject matter experts, and (as needed) members of management from operational areas of the business.
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
Audits are an important part of our layers of defense; they can help us to identify areas in which we have incomplete coverage or ineffective placement of controls. The Company has an independent internal audit team that conducts audits based on their own methodology and assessment and we utilize external cybersecurity auditors, where applicable. In addition, certain lines of business utilize other third-party cybersecurity auditors for Payment Card Industry Data Security Standard (PCI DSS) assessments and PCI Approved Scanning Vendor (ASV) scans; and we are routinely audited by our customers.
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
PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company's Class A common stock is listed and traded on the New York Stock Exchange under the symbol “NNI,” while its Class B common stock is not publicly traded. The number of holders of record of the Company's Class A common stock and Class B common stock as of January 31, 2026 was 1,750 and 62, respectively. The record holders of the Class B common stock are Michael S. Dunlap, Shelby J. Butterfield, various members of the Dunlap and Butterfield families, and various other estate planning trusts established by and/or entities controlled by them. Because many shares of the Company's Class A common stock are held by brokers and other institutions on behalf of shareholders, the Company is unable to estimate the total number of beneficial owners represented by these record holders.
The Company paid quarterly cash dividends on its Class A and Class B common stock during the years ended December 31, 2025 and 2024 in amounts totaling $1.19 per share and $1.12 per share, respectively. The Company plans to continue making comparable regular quarterly dividend payments, subject to future earnings, capital requirements, financial condition, and other factors.
Performance Graph
The following graph compares the change in the cumulative total shareholder return on the Company's Class A common stock to that of the cumulative return of the S&P 500 Index and the S&P 500 Financials Index. The graph assumes that the value of an investment in the Company's Class A common stock and each index was $100 on December 31, 2020 and that all dividends, if applicable, were reinvested. The performance shown in the graph represents past performance and should not be considered an indication of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Nelnet, Inc., the S&P 500 Index
and the S&P 500 Financials Index
$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
Nelnet, Inc.
S&P 500
S&P 500 Financials

Company/Index	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Nelnet, Inc.	$100.00	$138.69	$130.32	$128.18	$156.89	$197.18
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
S&P 500 Financials	100.00	135.04	120.81	135.49	176.89	203.47
The preceding information under the caption “Performance Graph” shall be deemed to be “furnished” but not “filed” with the Securities and Exchange Commission.
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the fourth quarter of 2025 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to trading plans adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (c)	Maximum number of shares that may yet be purchased under the plans or programs (c)
October 1 - October 31, 2025	57,808	$127.29	57,808	4,552,767
November 1 - November 30, 2025	58,139	126.86	57,608	4,495,159
December 1 - December 31, 2025	10,733	129.41	6,810	4,488,349
Total	126,680	$127.27	122,226
(a)    The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (c) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 531 shares in November 2025 and 3,923 shares in December 2025. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.

(b)    The average price of shares repurchased excludes excise taxes.
(c)    On May 8, 2025, the Company announced that its Board of Directors authorized a new stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2028. The five million shares authorized under the new program include the remaining unpurchased shares from the prior program, which the new program replaced. As of December 31, 2025, 4,488,349 shares remained authorized for repurchase under the Company’s stock repurchase program.
Equity Compensation Plans
For information regarding the securities authorized for issuance under the Company's equity compensation plans, see Part III, Item 12 of this report.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the years ended December 31, 2025 and 2024. All dollars are in thousands, except share amounts, unless otherwise noted.)
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
A discussion related to the results of operations and changes in financial condition for the year ended December 31, 2025 compared with the year ended December 31, 2024 is presented below. A discussion related to the results of operations and changes in financial condition for the year ended December 31, 2024 compared with the year ended December 31, 2023 can be found in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2024 Annual Report on Form 10-K, which was filed with the United States Securities and Exchange Commission on February 27, 2025.
OVERVIEW
The Company is an operating holding company with primary businesses in consumer lending, loan servicing, payments, and technology-enabled services, many of which are focused on serving customers in the education sector. The Company conducts these activities both directly and through its wholly owned and majority-owned subsidiaries, and actively manages and operates its businesses on an integrated basis. Nelnet’s largest operating and technology platforms support loan servicing and education-related technology and payment solutions. A significant portion of the Company’s revenue is derived from net interest income earned on a portfolio of federally insured student loans, a substantial portion of which is serviced by the Company.
The Company has also broadened its operating business mix both within and beyond its historical education-focused activities. These businesses include banking and other financial services conducted through the Company’s bank and other subsidiaries, asset management and related customer-facing servicing, real estate development and management, reinsurance operations, renewable energy development, and selected strategic interests in early-stage, emerging growth, and other operating enterprises. The Company actively manages such businesses and holds interests in them for strategic and operational purposes.
The Company was formed as a Nebraska corporation in 1978 to service federal student loans for two local banks. The Company built on this initial foundation as a servicer to become a leading originator, holder, and servicer of federal student loans, principally consisting of loans originated under the FFEL Program.
The Reconciliation Act of 2010 discontinued new loan originations under the FFEL Program, effective July 1, 2010, and requires all new federal student loan originations be made directly by the Department through the Federal Direct Loan Program. This law does not alter or affect the terms and conditions of existing FFELP loans. Subsequent to the Reconciliation Act of 2010, the Company no longer originates FFELP loans. However, a significant portion of the Company's income continues to be derived from its existing FFELP student loan portfolio. Interest income on the Company's existing FFELP loan portfolio will decline over time as the portfolio is paid down. To reduce its reliance on interest income from FFELP loans, the Company has expanded its services and products. This expansion has been accomplished through internal growth and innovation as well as acquisitions. The Company is also actively expanding its private education, consumer, and other loan portfolios, or residual interests therein, and as part of this strategy launched Nelnet Bank in 2020. In addition, the Company has been servicing federally owned student loans for the Department since 2009.
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

	Year ended December 31,
	2025	2024
GAAP net income attributable to Nelnet, Inc.	$428,474	184,045
Realized and unrealized derivative market value adjustments (a)	9,098	(10,124)
Tax effect (b)	(2,184)	2,430
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$435,388	176,351
Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$11.79	5.02
Realized and unrealized derivative market value adjustments (a)	0.25	(0.28)
Tax effect (b)	(0.06)	0.07
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$11.98	4.81
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
The NFS division was formed to focus on the Company’s key objective to maximize the amount and timing of cash flows generated from its FFELP portfolio and reposition itself for the post-FFELP environment by expanding its private education, consumer, and other loan portfolios. In addition to AGM and Nelnet Bank being part of the NFS division, NFS’s other operating segments that are not reportable include the operating results of:
•Nelnet Insurance Services, which primarily includes multiple reinsurance treaties on property and casualty policies
•Whitetail Rock Capital Management, LLC (WRCM), the Company's U.S. Securities and Exchange Commission (SEC)-registered investment advisor subsidiary
•The Company’s ownership and activities in real estate
•The Company’s ownership and management of its bond portfolio (primarily student loan and other asset-backed securities)
Other business activities and operating segments that are not reportable and not part of the NFS division are combined and included in Corporate and Other Activities ("Corporate"). Corporate includes the following items:
•Shared service activities related to human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services
•Corporate costs and overhead functions not allocated to operating segments, including executive management, innovation initiatives, and other holding company organizational costs
•The operating results of the Company’s participation in renewable energy solar developments through tax equity structures and administrative and management services provided by the Company on solar tax equity investments made by third parties
•The operating results of Nelnet Renewable Energy, the Company’s solar engineering, procurement, and construction business. The Company sold its ownership interest in Nelnet Renewable Energy during the fourth quarter of 2025.
•The operating results of certain of the Company’s investment activities, including its ownership in ALLO and early-stage and emerging growth companies (venture capital)
•Interest income earned on cash balances held at the corporate level and interest expense incurred on unsecured corporate related debt transactions
•Other product and service offerings that are not considered reportable operating segments

The following table presents the operating results (net income (loss) before taxes) for each of the Company’s reportable and certain other operating segments reconciled to the consolidated financial statements:

	Year ended December 31,
	2025	2024
NDS	$96,389	40,497
NBS	112,957	117,896
Nelnet Financial Services division:
AGM	126,480	75,202
Nelnet Bank	14,613	(1,942)
Nelnet Insurance Services	15,209	11,332
WRCM	5,972	5,391
Real estate	(6,152)	(3,333)
Bond portfolio	39,441	42,328
Corporate:
Unallocated shared services and corporate costs	(41,893)	(46,194)
Renewable energy solar developments	(23,770)	(2,179)
Nelnet Renewable Energy - solar construction	(57,540)	(35,972)
ALLO	194,936	8,087
Venture capital	38,874	6,912
Other corporate activities	10,418	10,481
Eliminations/reclassifications	398	77
Net income before taxes	526,332	228,584
Income tax expense	(127,986)	(52,669)
Net loss attributable to noncontrolling interests	30,128	8,130
Net income	$428,474	184,045
Impact of Significant Transactions on 2025 Operating Results
Operating results for fiscal year 2025 were materially affected by certain transactions. Management believes that discussion of these items is necessary to understand the Company’s financial performance for the period. These transactions are summarized below.
Partial Redemption of ALLO Membership Interests
ALLO, a fiber communication services provider, was a former majority-owned subsidiary, until a recapitalization of ALLO in 2020 resulted in a deconsolidation of ALLO from the Company’s consolidated financial statements. In June 2025, ALLO redeemed certain of its membership interests from members, including Nelnet. As part of the transaction, ALLO redeemed more than 50% of Nelnet’s voting membership interest in ALLO and all its outstanding preferred membership interest. At the closing of the transaction, Nelnet received cash proceeds of $410.9 million from ALLO related to these redemptions and recognized a pre-tax gain of $175.0 million, attributable to the redemption of the voting membership interest. This gain is included in “ALLO” in the above table. Following the transaction, Nelnet maintains a significant voting equity interest in ALLO. Nelnet’s ownership of voting membership interest in ALLO decreased from 45% to 27%.
Government Servicing Contract
Upon reaching a final agreement with the Department of Education, the Company's Loan Servicing and Systems operating segment (NDS) recognized $32.9 million of non-recurring revenue in the third quarter 2025 on a contract modification for services previously performed. This revenue is included in the operating results of “NDS” in the above table.
Venture Capital
The Company has an interest in CompanyCam, Inc. (“CompanyCam”), a technology company that provides a photo-based, cloud managed application designed for contractors and field service professionals to document projects in real-time. In August 2025, CompanyCam completed an additional equity raise and accepted tender offers to redeem existing equity holders with a portion of the proceeds. The Company redeemed a portion of its interest and received cash proceeds of $10.1 million and recognized a pre-tax gain of $7.8 million. The Company accounts for its interest in CompanyCam using the measurement alternative method, which requires it to adjust its carrying value for changes resulting from observable market transactions. As a result of CompanyCam’s equity raise, the Company recognized a pre-tax gain of $22.4 million during the third quarter of 2025 to adjust its carrying value of its remaining interest in CompanyCam to reflect the August 2025 transaction value. These gains are included in “Venture capital” in the above table. After the completion of this transaction, the carrying amount of the Company’s remaining interest in CompanyCam is $31.7 million.
Reversal of Provision for Loan Losses for Loans Sold
In July 2025, the Company sold $203.3 million of consumer loans to an unrelated third party who securitized such loans. As partial consideration received for the loans sold, the Company received a residual interest in the loan securitization that is included in “other investments and notes receivable, net” on the Company's consolidated balance sheet. Once a loan is classified as held for sale, any allowance for loan losses that existed immediately prior to the reclassification to held for sale is reversed. The Company reduced its allowance (and recognized negative provision expense) of $28.9 million (that increased income) related to this loan sale. The reversal of the allowance related to this loan sale is included in the operating results of “AGM” in the above table.
Nelnet Renewable Energy (NRE)
NRE was the Company’s solar construction subsidiary, providing full‑service engineering, procurement, and construction (EPC) services. The Company entered the EPC business through its acquisition of GRNE Solar in July 2022. Following the acquisition, NRE experienced low and, in certain cases, negative margins on projects. In addition, changes in legislation reducing clean energy tax incentives, tariff uncertainty, and rising construction costs adversely affected revenue and net income. As a result of these factors, the Company sold NRE in November 2025.
For the year ended December 31, 2025, NRE generated a net loss before taxes of $57.5 million, as reflected in the table above. Although the Company retained a limited number of construction contracts to complete following the sale, the Company does not expect the operating results from such contracts to be significant in future periods.
Recent Development
On February 2, 2026, the Company acquired a Canadian student loan servicing business for CAD $130.5 million (USD $95.7 million). The acquired business (“NDS Canada”) delivers technology-enabled student loan servicing for governments and financial institutions, managing 2.7 million borrowers on proprietary platforms. Beginning on the acquisition date, the operating results of NDS Canada will be included in the Loan Servicing and Systems reportable operating segment.
CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's consolidated operating results for the year ended December 31, 2025 compared with 2024 is provided below.
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

	Year ended December 31,
	2025	2024	Additional information
Loan interest	$686,085	787,498	Decrease was due to a decrease in the average balance of loans and gross yield earned on loans.
Investment interest	165,374	185,901	Includes income from operating cash, investments, and restricted cash in asset-backed securitizations. Decrease was due to a decrease in interest rates and interest earned on restricted cash in asset-backed securitizations due to lower balances. These decreases were partially offset by an increase in the average balance of investments.
Total interest income	851,459	973,399
Interest expense	496,950	680,537	Decrease was due to a decrease in the average balance of debt outstanding and decrease in cost of funds. These decreases were partially offset by an increase in interest expense on a larger deposit balance at Nelnet Bank.
Net interest income	354,509	292,862

Less provision for loan losses	67,851	54,607
Represents the current period provision to reflect the lifetime expected credit losses related to the Company’s loan portfolio. The Company reduced its allowance (and recognized negative provision expense) of $28.9 million and $13.5 million in 2025 and 2024, respectively, related to consumer loan sales. See note 4 of the notes to consolidated financial statements in this report for the factors impacting provision for loan losses for the periods presented.

Less provision for beneficial interests	11,311	39,491
Represents the current period provision expense related to the Company’s beneficial interest in certain loan securitizations. See note 7 of the notes to consolidated financial statements in this report for additional information.

Net interest income after provision	275,347	198,764
Other income (expense):
LSS revenue	509,089	482,408	See LSS operating segment - results of operations.
ETSP revenue	507,150	486,962	See ETSP operating segment - results of operations.
Reinsurance premiums earned	107,502	62,923	Represents premiums earned, net of ceded portion, from reinsurance treaties on primarily property and casualty policies. Increase was due to an increase in overall property volume and new business.
Solar construction revenue	14,371	56,569	Represents revenue earned from NRE providing solar construction services. The Company sold NRE in November 2025. Although the Company retained a limited number of construction contracts to complete following the sale, the Company does not expect the operating results from such contracts to be significant in future periods.
Other, net	97,587	59,959	See table below for components of “other, net.”
Gain on partial redemption of ALLO investment	175,044	—	Represents a gain recognized from the partial redemption of ALLO. See note 3 of the notes to consolidated financial statements included in this report for additional information.
Derivative settlements, net	2,700	6,134	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income. See NFS division - results of operations - AGM and Nelnet Bank operating segments - for additional information.
Derivative market value adjustments, net	(9,098)	10,124
Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments during the periods presented related to the changes in fair value of AGM’s floor income and Nelnet Bank’s interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps.

Total other income (expense), net	1,404,345	1,165,079
Cost of services and expenses:
Loan servicing contract fulfillment and acquisition costs	7,555	1,889
Represents primarily the amortization of previously capitalized contract fulfillment costs. The costs were pre-contract costs incurred to enhance the resources of the Company to satisfy future performance obligations and are expected to be recovered.

Cost to provide education technology services and payments	176,907	172,763	Represents direct costs to provide payment processing and instructional services in ETSP. See ETSP operating segment - results of operations.
Cost to provide solar construction services	41,810	77,673	Represents direct costs related to NRE providing solar construction services.
Total cost of services	226,272	252,325
Salaries and benefits	558,786	576,931	Decrease was primarily due to staff reductions announced in June 2024 in the LSS operating segment after the completion of required servicing platform enhancements for the new government servicing contract and the transfer of direct loan servicing volume to one platform. These staff reductions took place during the second half of 2024. These reductions were partially offset by an increase in headcount at the ETSP operating segment to support the growth of its customer base and the investment in the development of new technologies.
Depreciation and amortization	33,571	58,116	Includes depreciation of property and equipment and the amortization of intangibles from prior business acquisitions. Decrease was primarily due to (i) reduction in depreciation as a result of prior year non-cash impairment charges recognized for lease, buildings, and associated improvements as the Company consolidated office space; and (ii) certain information technology activities moved to cloud computing and such expenses classified as other expenses.
Reinsurance losses and underwriting expenses	93,551	55,246	Represents case reserve, estimated loss reserve, and amortization of acquisition costs, which consist primarily of commissions and brokerage expenses, net of ceded portion, from reinsurance treaties on primarily property and casualty policies. Increase was primarily due to an increase in overall property volume and new business.
Impairment expense	29,612	3,138	Represents impairment charges recognized by the Company. See note 11 of the notes to consolidated financial statements in this report for additional information.
Other expenses	211,568	189,503	Includes expenses such as postage and distribution, consulting and professional fees, servicing fees, marketing, travel, communications, and certain information technology-related costs. Increase was primarily due to expenses related to certain information technology activities moved to cloud computing. See corresponding decrease to depreciation and amortization above.
Total operating expenses	927,088	882,934
Income before income taxes	526,332	228,584
Income tax expense	(127,986)	(52,669)
The effective tax rate was 23.00% and 22.25% for 2025 and 2024, respectively. The increase in the effective tax rate in 2025 was due to an increase in state income taxes. The Company expects its 2026 effective tax rate will range between 22.5% and 24.5%.

Net income	398,346	175,915

Net loss attributable to noncontrolling interests	30,128	8,130	Represents the net loss attributable to the holders of noncontrolling membership interests, the majority of which are related to renewable energy solar developments.
Net income attributable to Nelnet, Inc.	$428,474	184,045
Additional information:
Net income attributable to Nelnet, Inc.	$428,474	184,045	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP financial information.
Derivative market value adjustments, net	9,098	(10,124)
Tax effect	(2,184)	2,430
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$435,388	176,351

The following table summarizes the components of "other, net" in "other income (expense)" on the consolidated statements of income:

	Year ended December 31,
	2025	2024	Additional information
Investment activity, net (a)	$61,072	12,438	See note (b) below for additional information.
ALLO preferred return	14,548	17,486	See Corporate - results of operations and note 7 of the notes to consolidated financial statements included in this report.
Solar consulting fee income	13,127	6,134	See Corporate - results of operations.
Borrower late fee income	11,664	8,828	See NFS division - results of operations - AGM operating segment.
Administration/sponsor fee income	6,400	5,823	See NFS division - results of operations - AGM operating segment.
Investment advisory services (WRCM)	6,366	5,934	See NFS division - results of operations - NFS other operating segments.
Loss from ALLO voting membership interest	—	(10,693)	See Corporate - results of operations and note 7 of the notes to consolidated financial statements included in this report.
Loss from solar investments, net	(29,029)	(6,477)	See Corporate - results of operations and note 7 of the notes to consolidated financial statements included in this report.
(Loss) gain on debt repurchases	(4,849)	54	See NFS division - results of operations - AGM operating segment and note 5 of the notes to consolidated financial statements included in this report.
Loss on sale of loans, net	(1,720)	(1,643)	See NFS division - results of operations - AGM operating segment.
Other	20,008	22,075
Other, net	$97,587	59,959
(a)    The Company anticipates fluctuations in future periodic earnings resulting from investment purchases, sales, and valuation adjustments.
(b)    Investment activity by operating segment and investment type is summarized below. Included under Venture Capital and Funds for 2025 is a gain of $30.2 million recognized by the Company (in Corporate) related to its interests in CompanyCam. See note 7 of the notes to consolidated financial statements included in this report for additional information.

	Real Estate	Venture Capital and Funds	Equity / Bonds	Total
	Year ended December 31, 2025
NFS - AGM	$—	15,847	—	15,847
NFS - Nelnet Bank	—	818	1,892	2,710
NFS - Other Operating Segments	(657)	—	805	148
Corporate	—	43,576	(1,209)	42,367
	$(657)	60,241	1,488	61,072
	Year ended December 31, 2024
NFS - AGM	$—	720	—	720
NFS - Nelnet Bank	—	(12)	2,926	2,914
NFS - Other Operating Segments	(2,297)	—	2,598	301
Corporate	—	8,503	—	8,503
	$(2,297)	9,211	5,524	12,438

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
Loan Servicing Volumes

	As of
	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Servicing volume (dollars in millions):
Government	$434,479	458,679	465,689	482,786	489,877	492,142	489,298	495,409	494,691
FFELP	11,594	11,982	12,386	12,826	13,260	13,745	14,576	15,783	17,462
Private and consumer	40,088	38,060	38,018	46,728	29,226	20,666	19,876	21,015	20,493
Total	$486,161	508,721	516,093	542,340	532,363	526,553	523,750	532,207	532,646

Number of servicing borrowers:
Government	11,426,789	12,387,665	12,694,386	13,453,127	14,049,550	14,114,468	14,096,152	14,328,013	14,503,057
FFELP	463,109	482,696	502,205	524,421	549,861	574,979	610,745	656,814	725,866
Private and consumer	1,349,414	1,325,037	1,326,451	1,350,999	1,168,293	851,747	829,072	882,256	894,703
Total	13,239,312	14,195,398	14,523,042	15,328,547	15,767,704	15,541,194	15,535,969	15,867,083	16,123,626

Number of remote hosted borrowers:	2,886,458	2,839,493	2,056,358	1,427,800	842,200	662,075	133,681	65,295	70,580
Summary and Comparison of Operating Results

	Year ended December 31,
	2025	2024	Additional information
Interest income	$2,441	4,877	Represents interest income on cash balances primarily collected from borrower remittances that are subsequently disbursed to servicing customers (lenders).
Loan servicing and systems revenue	509,089	482,408	See table below for additional information.
Intersegment servicing revenue	22,158	24,493	Represents revenue earned by LSS from servicing loans for AGM and Nelnet Bank, which will continue to decrease as AGM's FFELP portfolio pays off.
Other income	459	2,769	The 2025 activity represents revenue earned from leasing available owned office space to third parties. In 2024 the activity also included administrative support services that are no longer provided.
Total other income	531,706	509,670

Contract fulfillment and acquisition costs	7,555	1,889
Represents primarily the amortization of previously capitalized contract fulfillment costs. The costs were pre-contract costs incurred to enhance the resources of the Company to satisfy future performance obligations and are expected to be recovered.

Salaries and benefits	271,806	300,366	Represents wages and salaries, payroll taxes, incentive and share-based compensation, and costs associated with employee benefit programs.
Depreciation	8,969	19,475	Represents the depreciation of the cost of primarily computer equipment and software and building and building improvements over their estimated useful lives. Decrease primarily due to certain information technology activities moved to cloud computing, which is incurred at the corporate level and is classified as other expenses and intercompany expenses rather than depreciation expense.
Postage expense	35,344	36,820	Represents primarily mailing costs for borrower communication, including required notices related to servicing.
Impairment expense	—	736
Other expenses	46,273	43,282	Represents various expenses such as communications, professional fees, software, including software subscriptions.
Intersegment expenses	67,811	71,482	Represents costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	430,203	472,161
Income before income taxes	96,389	40,497
Income tax expense	(23,134)	(9,719)	Represents income tax expense at an effective tax rate of 24%.
Net income	$73,255	30,778

GAAP before tax operating margin	18.4%	8.0%
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

Non-recurring government loan servicing revenue	(5.5)	—
Non-GAAP before tax operating margin, excluding non-recurring government loan servicing revenue	12.9%	8.0%
Operating Results Highlights
•LSS has remained focused on reducing operating expenses. In June 2024, following the completion of required servicing platform enhancements for the new government servicing contract and the consolidation of direct loan servicing onto a single platform, the Company announced workforce reductions. Approximately 220 associates were impacted during the second half of 2024. Operating costs also declined as a result of migrating to one government servicing platform in 2024 and the continued execution of cost-saving initiatives, including process optimization, technology enhancements, and the expanded use of AI.
•Before-tax operating margin, excluding $32.9 million of non-recurring government loan servicing revenue recognized in 2025, improved due to higher private education and consumer loan servicing volumes and lower operating expenses. These benefits were partially offset by lower blended revenue per borrower under the new government servicing contract as compared to the legacy contract.
Loan servicing and systems revenue
The following table presents disaggregated revenue by service offering for the LSS operating segment.

	Year ended December 31,
	2025	2024	Additional information
Government loan servicing	$363,970	380,921	Represents revenue from the Company’s servicing contract with the Department. The decrease was primarily attributable to (i) a reduction in the number of borrowers serviced, (ii) lower blended revenue per borrower under the new government servicing contract, under which the Company began recognizing revenue on April 1, 2024, as compared to the legacy contract, and (iii) the recognition of $10.9 million of revenue in 2024 to reflect a settlement related to certain provisions included in the legacy contract concerning inflation adjustments.

Borrower volume declined through 2025 as servicing volume was transferred, at the Department’s direction, from the Company to its remote-hosted servicing customer to support the stand‑up of a new servicer. In addition, borrower volume declined beginning in the fourth quarter of 2025 as certain borrowers exiting the CARES Act forbearance period failed to resume payment activity and were transferred to the Department’s Debt Management and Collections System for management of defaulted federal student loans.

			The decrease in revenue was partially offset by the recognition of $32.9 million of non‑recurring revenue in 2025 upon reaching a final agreement with the Department on a contract modification for services previously performed.
Private education and consumer loan servicing	94,472	63,453
Increase was due to an increase in loan servicing volume from the conversion of Discover Financial Services and SoFi Lending Corp. loan portfolios during the fourth quarter of 2024 and first quarter of 2025. Over time, revenue earned on the Discover Financial Services portfolio will decrease as borrowers pay off their loans.

FFELP loan servicing	8,878	12,212	Represents revenue from servicing third-party customers' FFELP portfolios. Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios pay off.

Software services	38,416	21,032
Represents revenue from providing remote hosted servicing software to certain Department and other servicers and providing diversified technology services. Increase was primarily due to the Company's recognition of revenue beginning in the second quarter of 2024 from a new remote hosted servicing customer awarded a USDS contract. The Company continued to transfer volume through the end of 2025 to this new remote hosted servicing customer at the Department's direction to stand-up and establish the new servicer. The Company does not expect to transfer additional volume to this new servicer in 2026.

Outsourced services	3,353	4,790	Represents revenue from providing contact center and back office operational outsourcing services.
Loan servicing and systems revenue	$509,089	482,408
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
Summary and Comparison of Operating Results

	Year ended December 31,
	2025	2024	Additional information
Interest income	$26,476	29,891	Represents interest income on tuition funds held in custody for schools.
Education technology services and payments revenue	507,150	486,962	See table below for additional information.
Intersegment revenue	265	220
Total other income	507,415	487,182
Cost of services	176,907	172,763	See table below for additional information.
Salaries and benefits	169,424	164,716	Represents wages and salaries, payroll taxes, incentive and share-based compensation, and costs associated with employee benefit programs.
Depreciation and amortization	10,884	10,531	Represents primarily amortization of intangible assets from prior business acquisitions and depreciation of capitalized software development costs.
Impairment expense	1,145	—
Other expenses	37,962	32,281	Represents various expenses such as advertising, professional fees, analysis fees, software subscriptions, and travel.
Intersegment expenses, net	24,612	18,886	Represents costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	244,027	226,414
Income before income taxes	112,957	117,896
Income tax expense	(27,120)	(28,333)	Represents income tax expense at an effective tax rate of 24%.
Net income	85,837	89,563
Net loss attributable to noncontrolling interests	45	158
Amounts for noncontrolling interests reflect the net loss attributable to the holders of minority membership interests in NextGen. In April 2025, the Company acquired the remaining 20.0% of NextGen for $3.9 million.

Net income	$85,882	89,721

Education technology services and payments revenue
The following table presents disaggregated revenue by service offering for the ETSP operating segment.

	Year ended December 31,
	2025	2024	Additional information
Tuition payment plan services	$141,246	135,851	Increase was due to a higher number of payment plans in the K-12 and higher education markets for both new and existing customers.
Payment processing	193,317	179,043	Increase was due to an increase in payment volumes for both the K-12 and higher education markets due to new customers and an increase in volume from existing customers.
Education technology services	171,481	169,065
The increase was primarily driven by higher revenue from professional development and instructional services funded by sources other than the Emergency Assistance to Non-Public Schools (EANS) program, as well as growth in financial aid management, student information system, and enrollment services. Revenue recognition for professional development and instructional services is dependent on both the availability of government funding to schools and individual school decisions regarding the timing and manner of fund utilization.
These increases were partially offset by a decline in FACTS education services revenue, reflecting the continued wind‑down of economic aid provided to private schools in response to the COVID‑19 pandemic. Instructional services provided to private schools have historically been funded through the EANS program. Funding under the EANS II program ended on September 30, 2024. Revenue recognized under the EANS program totaled $1.7 million and $23.1 million in 2025 and 2024, respectively.

Other	1,106	3,003
Education technology services and payments revenue	507,150	486,962
Cost of services	176,907	172,763
Represents direct costs to provide payment processing revenue and such costs decrease/increase in relationship to payment volumes. Costs to provide instructional services are also a component of this expense and decrease/increase in relationship to instructional services revenues.

Net revenue	$330,243	314,199
GAAP before tax operating margin	34.2%	37.5%
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

Net interest income	(8.0)	(9.5)
Non-GAAP before tax operating margin, excluding net interest income	26.2%	28.0%
Operating Results Highlights
•ETSP net income and before tax operating margin decreased in 2025 compared with 2024 due to a decrease in contribution from FACTS education services following the expiration of the EANS program funding in 2024. In addition, operating expenses increased to support the growth in the customer base and investments in the development of new technologies. Net income was also impacted in 2025 by a decrease in interest income as a result of a decrease in interest rates partially offset by higher balance of tuition funds held in custody for schools.

NELNET FINANCIAL SERVICES DIVISION - RESULTS OF OPERATIONS
Asset Generation and Management Operating Segment
Loan Portfolio
As of December 31, 2025, the AGM operating segment had an $8.7 billion loan portfolio, consisting primarily of federally insured loans. For a summary of the Company's loan portfolio as of December 31, 2025 and 2024, see note 4 of the notes to consolidated financial statements included in this report.
Loan Activity
The following table sets forth the activity of loans in the AGM operating segment:

	FFELP	Private	Consumer loans and other financing receivables	Total
Balance as of December 31, 2023	$11,686,207	277,320	85,935	12,049,462
Loan acquisitions	106,916	—	599,543	706,459
Repayments, claims, capitalized interest, participations, and other, net	(1,209,242)	(51,262)	(191,931)	(1,452,435)
Loans lost to external parties	(1,616,724)	(4,314)	—	(1,621,038)
Loans sold	(578,593)	—	(147,987)	(726,580)
Balance as of December 31, 2024	8,388,564	221,744	345,560	8,955,868
Loan acquisitions (a)	1,253,819	—	5,143,849	6,397,668
Repayments, claims, capitalized interest, participations, and other, net	(916,038)	(37,359)	(4,163,008)	(5,116,405)
Loans lost to external parties	(190,694)	(3,003)	—	(193,697)
Loans sold	(1,020,911)	—	(203,684)	(1,224,595)
Loans contributed to Nelnet Bank	(77,497)	(42,173)	—	(119,670)
Balance as of December 31, 2025	$7,437,243	139,209	1,122,717	8,699,169
(a)    The Company began to acquire Pay Later receivables during 2025. Consumer loan acquisitions excluding Pay Later receivables was $629.7 million during the year ended December 31, 2025.
The Company has partial ownership in certain consumer, private education, and federally insured student loan securitizations that are accounted for as held-to-maturity beneficial interest investments and included in "other investments and notes receivable, net" in the Company's consolidated financial statements. As of the latest remittance reports filed by the various trusts prior to or as of December 31, 2025, the Company’s ownership correlates to approximately $1.83 billion of loans included in these securitizations. The loans held in these securitizations are not included in the above table. Investment interest income earned by the Company from the beneficial interest in loan securitizations is included in "investment interest" on the Company's consolidated statements of income and is not a component of the Company's loan interest income.
Beginning in late 2021, the Company experienced accelerated run-off of its FFELP portfolio due to FFELP borrowers consolidating their loans into Federal Direct Loan Program loans as a result of the CARES Act payment pause on Department- held loans and the initiatives offered by the Department for FFELP borrowers to consolidate their loans to qualify for loan forgiveness under various programs. However, the Company has experienced a significant decrease in FFELP borrowers consolidating their loans into the Federal Direct Loan Program since August 2024, which has resulted in prepayment rates on the Company’s FFELP portfolio being more consistent with longer-term historical rates.
Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance, loan status, delinquency amounts, and other key credit quality indicators for each of AGM’s loan portfolios as of December 31, 2025 and 2024; and the activity in AGM’s allowance for loan losses and net charge-offs as a percentage of average loans in 2025 and 2024, see note 4 of the notes to consolidated financial statements included in this report.

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

	Year ended December 31,
	2025	2024
Variable loan yield, gross	7.20%	8.03%
Consolidation rebate fees	(0.80)	(0.80)
Discount accretion, net of premium and deferred origination costs amortization	0.40	0.02
Variable loan yield, net	6.80	7.25
Loan cost of funds - interest expense (a)	(5.39)	(6.34)
Loan cost of funds - basis swap derivative settlements (b)	0.01	0.01
Variable loan spread	1.42	0.92
Fixed-rate floor income, gross	0.04	0.01
Fixed-rate floor income - derivative settlements (b)	0.02	0.04
Fixed-rate floor income, net of settlements on derivatives	0.06	0.05
Core loan spread	1.48%	0.97%

Average balance of AGM’s loans	$9,134,995	10,310,430
Average balance of AGM’s debt outstanding	8,145,206	9,871,828
(a)    The Company recognized $6.3 million in non-cash interest expense during 2024 as a result of writing off the remaining unamortized debt discount related to the redemption of certain asset-backed debt securities prior to their maturity. The impact of this non-cash expense was excluded in the table above.
(b)    Derivative settlements represent the cash paid or received during the respective period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms. Derivative accounting requires that net settlements with respect to derivatives that do not qualify for "hedge treatment" under GAAP be recorded in a separate income statement line item below net interest income. The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. As such, management believes derivative settlements for each applicable period should be evaluated with the Company’s net interest income (loan spread) as presented in this table. The Company reports this non-GAAP information because the Company believes that it provides additional information regarding operational and performance indicators that are closely assessed by management. There is no comprehensive, authoritative guidance for the presentation of such non-GAAP information, which is only meant to supplement GAAP results by providing additional information that management utilizes to assess performance. See note 6 of the notes to consolidated financial statements included in this report for additional information on the Company's Non-Nelnet Bank derivative instruments, including the net settlement activity recognized by the Company for each period and for each type of derivative presented in the table under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Income” in note 6 and in this table.
A reconciliation of core loan spread, which includes the impact of derivative settlements on loan spread, to loan spread without derivative settlements follows:

	Year ended December 31,
	2025	2024
Core loan spread	1.48%	0.97%
Derivative settlements (basis swaps)	(0.01)	(0.01)
Derivative settlements (fixed-rate floor income)	(0.02)	(0.04)
Loan spread	1.45%	0.92%
Variable loan spread was higher during 2025 compared with 2024 due to an increase in consumer loans as a percentage of AGM’s overall loan portfolio. Consumer loans earn a higher yield than FFELP loans. Increase in variable loan spread was also due to an increase in loans funded by the Company with operating cash (versus funded with debt). As of December 31, 2025, AGM had $328.3 million (par value) of unencumbered federally insured, private education, consumer, and other loans, compared with $253.5 million and $77.0 million as of December 31, 2024 and December 31, 2023, respectively. The difference between variable loan spread and core loan spread is fixed-rate floor income earned on a portion of AGM's federally insured student loan portfolio. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on AGM’s federally insured student loans earning fixed-rate floor income.
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
Summary and Comparison of Operating Results

	Year ended December 31,
	2025	2024	Additional information
Interest income:
Loan interest	$624,861	749,117	See table below for additional analysis.
Investment interest:
Residual interest	30,726	36,363	Represents residual interest earned on beneficial interest investments.
Other investment interest	18,500	31,939	Represents investment interest earned on restricted cash included in student loan securitizations and other secured borrowings. Decrease was due to a decrease in interest rates and lower balances.
Total investment interest	49,226	68,302
Total interest income	674,087	817,419
Loan interest expense	439,065	632,742	See table below for additional analysis.
Intercompany interest expense	24,037	21,604	Represents interest paid by AGM to Nelnet, Inc. (parent company) related to (i) internal borrowings to fund equity advances on certain AGM debt facilities; and (ii) AGM issued bonds held by Nelnet, Inc. Intercompany interest is eliminated for consolidated financial reporting purposes.
Total interest expense	463,102	654,346
Net interest income	210,985	163,073
Less provision for loan losses	49,261	27,691	See note 4 of the notes to consolidated financial statements in this report for factors impacting provision for loan losses for the periods presented.
Less provision for beneficial interests	11,311	39,491
During the periods presented, the Company recorded an allowance for credit losses (and related provision expense) related to the Company's beneficial interest in certain loan securitizations. See note 7 of the notes to consolidated financial statements included in this report for additional information.

Net interest income after provision	150,413	95,891
Other income, net	27,235	14,236
Represents primarily gain/loss on debt repurchases and loan sales, borrower late fees, income from providing administration activities for third parties, sponsor fee income, and income/losses from AGM's investment in joint ventures. See "Overview - Consolidated Results of Operations" for further detail included in other income.

Derivative settlements, net	2,094	5,217
The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility. Derivative settlements for each applicable period should be evaluated with the Company's net interest income as reflected in the table below.

Derivative market value adjustments, net	(6,196)	5,422	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. The majority of the derivative market value adjustments during the periods presented related to the changes in fair value of the Company's floor income interest rate swaps. Such changes reflect that a decrease in the forward yield curve during a reporting period results in a decrease in the fair value of the Company's floor income interest rate swaps, and an increase in the forward yield curve during a reporting period results in an increase in the fair value of such swaps.
Total other income, net	23,133	24,875
Salaries and benefits	6,363	4,784	Represents wages and salaries, payroll taxes, incentive and share-based compensation, and costs associated with employee benefit programs.
Servicing fees	29,266	31,591
Represents servicing fees paid to third parties and LSS for the servicing of AGM’s loans. The amounts paid to LSS exceed the actual cost of servicing the loans. Decrease was due to the amortization of the FFELP student loan portfolio, the majority of which is serviced by LSS. Intercompany servicing expense of $19.0 million and $22.9 million during 2025 and 2024, respectively, was eliminated for consolidated financial reporting purposes.

Other expenses	6,483	4,152	Represents various expenses such as trustee and professional fees.
Intersegment expenses	4,954	5,037	Includes costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.

Total operating expenses	47,066	45,564
Total operating expenses were 52 basis points and 44 basis points of the average balance of loans in 2025 and 2024, respectively. The increase in expenses compared to the average balance of loans was due to an increase in costs associated with the Company actively expanding into new asset classes and a decrease in the average balance of loans.

Income before income taxes	126,480	75,202
Income tax expense	(30,335)	(18,048)	Represents income tax expense at an effective tax rate of 24%.
Net income	96,145	57,154
Net income attributable to noncontrolling interests	(85)	—
Net income	$96,060	57,154
Additional information:
GAAP Net income	$96,060	57,154	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP financial information.
Derivative market value adjustments, net	6,196	(5,422)
Tax effect	(1,487)	1,301
Non-GAAP net income, excluding derivative market value adjustments	$100,769	53,033

Operating Results Highlights
•AGM’s net income, excluding derivative market value adjustments, increased primarily due to an increase in net loan interest income driven by an increase in core loan spread partially offset by the decrease in the average balance of loans outstanding.
Net loan interest income, including settlements on derivatives
The following table summarizes the components of "loan interest," "loan interest expense" and "derivative settlements, net:"

	Year ended December 31,
	2025	2024	Additional information
Variable interest income, gross	$657,612	829,024	Decrease was due to a decrease in the average balance of loans and gross yield earned on loans.
Consolidation rebate fees	(73,374)	(82,872)	Decrease was due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	36,314	1,716	Increase in net discount accretion was due to a forward flow agreement of Pay Later receivables purchased during 2025 at a discount that have a short estimated life.
Variable interest income, net	620,552	747,868
Interest on bonds and notes payable	(439,065)	(632,742)	Decrease was due to a decrease in the average balance of debt outstanding and cost of funds.
Derivative settlements, net (a)	619	929	Represents net derivative settlements received related to the Company’s basis swaps.
Variable loan interest margin, net of settlements on derivatives	182,106	116,055
Fixed-rate floor income, gross	4,309	1,249	Increase was due to lower interest rates.
Derivative settlements, net (a)	1,475	4,288	Represents net derivative settlements received related to the Company's floor income interest rate swaps.
Fixed-rate floor income, net of settlements on derivatives	5,784	5,537
Net loan interest income, including derivative settlements (core loan interest income) (a)	$187,890	121,592
(a)    Net loan interest income, including derivative settlements (core loan interest income) is a non-GAAP financial measure. For an explanation of GAAP accounting for derivative settlements and the reasons why the Company reports these non-GAAP measures (and the limitations thereof), see footnote (b) to the table immediately under the caption “Loan Spread Analysis” above. See note 6 of the notes to consolidated financial statements included in this report for additional information on the Company's derivative instruments, including the net settlement activity recognized by the Company for each period and for each type of derivative referred to in the "Additional information" column of this table, which is presented in note 6 under the caption "Consolidated Financial Statement Impact Related to Derivatives - Statements of Income”.

Nelnet Bank Operating Segment
Loan Portfolio
As of December 31, 2025, Nelnet Bank had a $957.6 million loan portfolio, consisting of federally insured loans, private education loans, and consumer and other loans. For a summary of the Company’s loan portfolio as of December 31, 2025 and 2024, see note 4 of the notes to consolidated financial statements included in this report.
Loan Activity
The following table sets forth the activity in the Nelnet Bank operating segment:

	FFELP	Private	Consumer and other	Total
Balance as of December 31, 2023	$—	360,520	72,352	432,872
Loan acquisitions and originations	—	180,919	210,527	391,446
Repayments	—	(58,994)	(55,639)	(114,633)
Loans sold to AGM	—	—	(65,088)	(65,088)
Balance as of December 31, 2024	—	482,445	162,152	644,597
Loan acquisitions and originations	111,040	85,929	142,207	339,176
Repayments	(16,217)	(91,913)	(37,751)	(145,881)
Loans contributed from AGM	77,497	42,173	—	119,670
Balance as of December 31, 2025	$172,320	518,634	266,608	957,562
Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance, loan status, delinquency amounts, and other key credit quality indicators for each of Nelnet Bank’s loan portfolios as of December 31, 2025 and 2024; and the activity in Nelnet Bank’s allowance for loan losses and net charge-offs as a percentage of average loans in 2025 and 2024, see note 4 of the notes to consolidated financial statements included in this report.
Investments
As of December 31, 2025, Nelnet Bank had a $1.08 billion investment portfolio, consisting primarily of asset-backed securities. For a summary of Nelnet Bank's asset-backed securities investments as of December 31, 2025 and 2024, see note 7 of the notes to consolidated financial statements included in this report.
Deposits
As of December 31, 2025, Nelnet Bank had $1.76 billion of deposits, which included $93.8 million from Nelnet, Inc. (parent company) and its subsidiaries (intercompany), and thus have been eliminated for consolidated financial reporting purposes. For a summary of deposits as of December 31, 2025 and 2024, see note 12 of the notes to consolidated financial statements included in this report.

Average Balance Sheet
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities:

	Year ended December 31, (a)
	2025		2024
	Balance	Rate	Balance	Rate
Average assets
Federally insured student loans	$116,745	6.11%	$—	—%
Private education loans	512,860	6.34	390,195	4.98
Consumer and other loans	210,106	10.27	160,648	11.79
Cash and investments	930,816	6.18	642,102	7.16
Total interest-earning assets	1,770,527	6.70%	1,192,945	7.07%
Non-interest-earning assets	18,569		16,653
Total assets	$1,789,096		$1,209,598
Average liabilities and equity
Brokered deposits	$271,826	2.12%	$234,423	1.80%
Intercompany deposits	146,886	3.90	145,868	4.64
Retail and other deposits	1,122,848	4.15	666,392	4.85
Federal funds purchased and other borrowed money	12,182	5.01	6,167	10.02
Total interest-bearing liabilities	1,553,742	3.78%	1,052,850	4.17%
Non-interest-bearing liabilities	11,486		7,928
Equity	223,868		148,820
Total liabilities and equity	$1,789,096		$1,209,598
Net interest margin		3.39%		3.39%
(a) Calculated using average daily balances.

Summary and Comparison of Operating Results

	Year ended December 31,
	2025	2024	Additional information
Interest income:
Loan interest	$61,224	38,381	Represents interest earned on loans. Increase was due to an increase in the balance and mix of loans.
Investment interest	57,478	45,992	Represents interest earned on cash and investments. Increase was due to an increase of these balances, partially offset by a decrease in interest rates.
Total interest income	118,702	84,373
Interest expense	59,284	44,859	Represents interest expense on deposits. Increase was due to an increase in the balance of deposits, partially offset by a decrease in interest rates.
Net interest income	59,418	39,514
Provision for loan losses	18,590	26,916	See note 4 of the notes to consolidated financial statements included in this report for factors impacting provision for loan losses for the periods presented.
Net interest income after provision for loan losses	40,828	12,598
Other income, net	3,324	2,951	Represents primarily net gains and income from investments.
Derivative settlements, net	606	917
Nelnet Bank's use of derivatives is to hedge its exposure related to variable-rate deposits to minimize volatility from future changes in interest rates. Nelnet Bank has designated its derivative instruments as cash flow hedges; however, because certain hedged items are intercompany deposits, the corresponding derivative instruments are not eligible for hedge accounting in the consolidated financial statements. Accordingly, changes in fair value of such derivatives are recorded through earnings and presented as "derivative market value adjustments, net" in the statements of operations. "Derivative settlements, net" represent the cash paid or received during the respective period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments that do not qualify for hedge accounting based on their contractual terms. For additional information on Nelnet Bank's derivative portfolio, see note 6 of the notes to consolidated financial statements in this report.

Derivative market value adjustments, net	(3,809)	4,702
Total other income, net	121	8,570
Salaries and benefits	11,446	11,122	Represents wages and salaries, payroll taxes, incentive and share-based compensation, and costs associated with employee benefit programs.
Depreciation	1,400	1,282
Servicing fees	3,191	1,373
Represents primarily fees paid to LSS for servicing certain of Nelnet Bank's loans. Intercompany servicing expense of $2.5 million and $1.0 million for 2025 and 2024, respectively, was eliminated for consolidated financial reporting purposes.

Other expenses	7,487	6,972	Represents various expenses such as marketing, consulting and professional fees, collection costs, software, FDIC insurance, and management fees.
Intersegment expenses	2,812	2,361	Includes costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	26,336	23,110
Income (loss) before income taxes	14,613	(1,942)
Income tax (expense) benefit	(3,562)	579
Net income (loss)	$11,051	(1,363)
Additional information:
Net income (loss)	$11,051	(1,363)	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional details about non-GAAP financial information.
Derivative market value adjustments, net	3,809	(4,702)
Tax effect	(914)	1,128
Net income (loss), excluding derivative market value adjustments	$13,946	(4,937)
Operating Results Highlights
•Nelnet Bank’s growth was driven by higher loan and investment balances, funded primarily through increased deposit balances. In its early years, the Bank experienced operating losses as it invested in building the personnel and infrastructure necessary to support future growth. As the Bank has matured, operating expenses have stabilized while loans and deposits have continued to grow. This operating leverage has driven increased net interest income and resulted in net income in the current year compared to losses in prior periods.

NFS Other Operating Segments
The following table summarizes the operating results of other operating segments included in NFS that are not reportable. Income taxes are allocated based on 24% of income (loss) before taxes for each activity.
Summary and Comparison of Operating Results

	Nelnet Insurance Services (a)	WRCM (b)	Real estate (c)	Bond portfolio (d)	Total
	Year ended December 31, 2025
Investment interest	$9,899	15	—	39,442	49,356
Interest expense	(4,888)	—	—	(50)	(4,938)
Net interest income	5,011	15	—	39,392	44,418
Reinsurance premiums earned	107,502	—	—	—	107,502
Other income, net	3,074	6,325	(657)	186	8,928
Salaries and benefits	(1,468)	(129)	(976)	—	(2,573)
Reinsurance losses and underwriting expenses	(93,551)	—	—	—	(93,551)
Impairment expense	—	—	(4,001)	—	(4,001)
Other expenses	(4,766)	(224)	(107)	(7)	(5,104)
Intersegment expenses, net	(593)	(15)	(411)	(130)	(1,149)
Income (loss) before income taxes	15,209	5,972	(6,152)	39,441	54,470
Income tax (expense) benefit	(3,650)	(1,290)	1,456	(9,466)	(12,950)
Net (income) loss attributable to noncontrolling interests	—	(598)	87	—	(511)
Net income (loss)	$11,559	4,084	(4,609)	29,975	41,009

	Year ended December 31, 2024
Investment interest	$5,876	14	380	48,087	54,357
Interest expense	(1,541)	—	—	(7,296)	(8,837)
Net interest income	4,335	14	380	40,791	45,520
Reinsurance premiums earned	62,923	—	—	—	62,923
Other income, net	3,060	5,866	(2,297)	1,684	8,313
Salaries and benefits	(591)	(196)	(800)	—	(1,587)
Reinsurance losses and underwriting expenses	(55,246)	—	—	—	(55,246)
Impairment expense	—	—	—	—	—
Other expenses	(2,894)	(279)	(175)	(4)	(3,352)
Intersegment expenses, net	(255)	(14)	(441)	(143)	(853)
Income (loss) before income taxes	11,332	5,391	(3,333)	42,328	55,718
Income tax (expense) benefit	(2,720)	(1,164)	781	(10,158)	(13,261)
Net (income) loss attributable to noncontrolling interests	—	(539)	76	—	(463)
Net income (loss)	$8,612	3,688	(2,476)	32,170	41,994
(a)Represents the operating results of the Company’s reinsurance treaties primarily on property and casualty policies and the Company’s Nebraska chartered life and health company, which is in run-off mode and reinsures a decreasing term life insurance product distributed to FACTS. The timing and magnitude of catastrophic losses can produce significant volatility in the Company’s periodic underwriting results. The Company’s reinsurance treaties include loss limits, which the Company believes reduces the magnitude of a potential catastrophic loss. There were no catastrophic events in 2025 and 2024. The Company had exposure to the January 2025 California wildfires; however, the impact was not material.
The increase in reinsurance premiums and associated reinsurance losses and underwriting expenses during 2025 compared with 2024 was primarily due to an increase in overall property volume and new business.
(b)The Company provides investment advisory services through Whitetail Rock Capital Management, LLC (WRCM), the Company's SEC-registered investment advisor subsidiary, under various arrangements. WRCM earns annual fees of 10 basis points to 25 basis points for asset-backed securities under management and a share of the gains from the sale of securities or securities being called prior to the full contractual maturity for which it provides advisory services. As of December 31, 2025, the outstanding balance of asset-backed securities under management subject to these arrangements was $2.4 billion, of which the majority of such securities were FFELP student loan asset-backed securities. In addition, WRCM earns annual management fees of five basis points for Nelnet stock under management (primarily shares of Nelnet Class B common stock held in various trust estates). Fees earned by WRCM are included in “other income, net” in the table above.

(c)Represents the operating results of the Company’s real estate activities and the administrative costs to actively manage this portfolio. Included in “other income, net” in the table above are primarily the net gains/losses recognized related to the Company's proportionate share of certain real estate partnerships accounted for under the equity method, and realized gains from the sale of real estate partnerships. In 2025, the Company recorded non-cash impairment charges related to several of its real estate partnerships after identifying indicators of an other-than-temporary decline in value. These indicators included a series of sustained operating losses, deteriorating financial performance, and evidence that the Company may be unable to recover its accounting carrying values.
(d)Represents interest income earned on the Company’s bond portfolio (primarily student loan and other asset-backed securities, including Nelnet-owned asset-backed securities which it has repurchased and are eliminated in consolidation), interest income on certain notes receivable, unrealized gains/losses on marketable equity securities, realized gains/losses on marketable equity securities and bonds, and other costs to manage these investments. The activity also includes interest expense incurred on debt used to finance such investments. The decrease in investment interest income during 2025 compared with 2024 was due to a decrease in the average balance of investment securities and a decrease in interest rates earned on such investments, partially offset by non-cash interest income of $7.0 million from the acceleration of discount accretion on certain asset-backed debt securities that were called prior to their maturity. The decrease in interest expense during 2025 compared with 2024 was due to a decrease in outstanding debt. As of December 31, 2024, this debt had been repaid in full. See Item 7A, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate and Market Risk - Investments,” which provides additional detail on NFS’s investment debt securities.
CORPORATE AND OTHER ACTIVITIES – RESULTS OF OPERATIONS
Other business activities and operating segments that are not reportable and not part of the NFS division are combined and included in Corporate and Other Activities (“Corporate.”). The following table summarizes the operating results of these activities.
Income taxes are allocated based on 24% of income (loss) before taxes for each activity. The difference between the Corporate income tax expense and the sum of taxes calculated for each activity is included in income taxes in “other” in the table below.
Summary and Comparison of Operating Results

	Shared services (a)	Solar tax equity (b)	Nelnet Renewable Energy (c)	ALLO (d)	Venture capital (e)	Other	Total
	Year ended December 31, 2025
Investment interest	$—	6	—	—	—	11,023	11,029
Interest expense	—	—	(6)	—	—	(252)	(258)
Net interest income (expense)	—	6	(6)	—	—	10,771	10,771
Solar construction revenue	—	—	14,371	—	—	—	14,371
Other income, net	2,510	(14,249)	—	13,702	43,576	11,705	57,244
Gain on partial redemption of ALLO investment	—	—	—	175,044	—	—	175,044
Derivative market value adjustments, net	—	—	—	—	—	907	907
Cost to provide solar construction services	—	—	(41,810)	—	—	—	(41,810)
Salaries and benefits	(79,653)	(1,598)	(8,695)	—	(849)	(6,551)	(97,346)
Depreciation and amortization	(11,301)	—	(864)	—	(1)	(152)	(12,318)
Impairment expense	(3,269)	(5,761)	(11,860)	—	(3,576)	—	(24,466)
Other expenses	(54,404)	(1,900)	(7,132)	6,190	(99)	(4,630)	(61,975)
Intersegment expenses, net	104,224	(268)	(1,544)	—	(177)	(1,632)	100,603
(Loss) income before income taxes	(41,893)	(23,770)	(57,540)	194,936	38,874	10,418	121,025
Income tax benefit (expense)	10,054	(1,778)	13,810	(46,785)	(9,330)	3,144	(30,885)
Net loss (income) attributable to noncontrolling interests	—	31,178	—	—	—	(101)	31,077
Net (loss) income	$(31,839)	5,630	(43,730)	148,151	29,544	13,461	121,217

	Shared services (a)	Solar tax equity (b)	Nelnet Renewable Energy (c)	ALLO (d)	Venture capital (e)	Other	Total
	Year ended December 31, 2024
Investment interest	$—	2	32	—	—	11,739	11,773
Interest expense	—	—	(833)	—	—	(954)	(1,787)
Net interest income (expense)	—	2	(801)	—	—	10,785	9,986
Solar construction revenue	—	—	56,569	—	—	—	56,569
Other income, net	3,102	285	246	6,593	8,503	12,884	31,613
Gain on partial redemption of ALLO investment	—	—	—	—	—	—	—
Derivative market value adjustments, net	—	—	—	—	—	—	—
Cost to provide solar construction services	—	—	(77,673)	—	—	—	(77,673)
Salaries and benefits	(80,572)	(1,552)	(6,791)	—	(849)	(6,384)	(96,148)
Depreciation and amortization	(25,299)	—	(1,130)	—	(29)	(370)	(26,828)
Impairment expense	—	—	(1,865)	—	(537)	—	(2,402)
Other expenses	(45,417)	(964)	(2,735)	1,498	(79)	(5,884)	(53,581)
Intersegment expenses, net	101,992	50	(1,792)	(4)	(97)	(550)	99,599
(Loss) income before income taxes	(46,194)	(2,179)	(35,972)	8,087	6,912	10,481	(58,865)
Income tax benefit (expense)	11,087	(1,123)	8,236	(1,941)	(1,659)	1,514	16,114
Net loss (income) attributable to noncontrolling interests	—	6,857	1,655	—	—	—	8,512
Net (loss) income	$(35,107)	3,555	(26,081)	6,146	5,253	11,995	(34,239)
(a)    Includes corporate activities related to human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services. The amount allocated to operating segments is reflected as “intersegment expenses, net” in the table above. Also includes corporate costs and overhead functions not allocated to operating segments, including executive management, innovation initiatives, and other holding company organizational costs.
(b)    Includes operating results of the Company's participation in renewable energy solar developments through tax equity structures. The Company accounts for its solar tax equity interests using the HLBV method of accounting, which commonly results in accelerated losses in the initial years of the partnerships and gains recognized at the end of the contractual agreement (typically five years). In the periods presented, the Company recognized HLBV losses greater than gains realized. Due to the recognition pattern (accelerated losses in initial years and gains upon sale at the end of the contractual agreement), these partnerships may create volatility in earnings. For additional information on the HLBV net losses recognized and gains realized related to these partnerships, see note 7 of the notes to consolidated financial statements included in this report.
The net losses recognized from the partnership interests are offset by revenue earned by the Company related to management, consulting, and performance fees provided on tax equity contributions from syndication partners. Management and performance fee income recognized by the Company was $4.7 million and $3.6 million during 2025 and 2024, respectively. The Company also recognized solar consulting fee income of $13.1 million and $6.1 million during 2025 and 2024, respectively, for due diligence services provided to developers of solar projects to support project qualification. Management, performance, and consulting fees are included in “other income, net” in the above table. Also included in the 2025 operating results is a non-cash impairment charge of $5.8 million related to the Company’s ownership in a solar development project.
(c)    The Company sold NRE in November 2025. Although the Company retained a limited number of construction contracts to complete following the sale, the Company does not expect the operating results from such contracts to be significant in future periods. During 2025, the Company recognized a non-cash impairment charge of $11.8 million related primarily to solar facilities which are operated under long-term power purchase agreements.
(d)    Represents primarily the Company's share of loss on its voting membership interest and income on its preferred membership interest in ALLO. For additional information on the results of these investments, see note 7 of the notes to consolidated financial statements included in this report.
In June 2025, the Company redeemed a portion of its voting membership interest in ALLO and all its outstanding preferred membership interest, including the preferred return accrued on such membership interests, and recognized a pre-tax gain of $175.0 million as a result of this transaction. See note 3 of the notes to consolidated financial statements included in this report for additional information.
(e)    Represents the operating results of the Company’s venture capital activities, including Hudl which the Company accounts for using the measurement alternative method, and the administrative costs to manage this portfolio. The ownership in these early-stage and emerging growth companies may create volatility in earnings from recognizing results of certain equity method investees, periodic adjustment of certain fund investments to their respective fair value, and, when applicable, observable price changes on certain measurement alternative methods. For instance, during 2025, the Company recognized a realized gain of $7.8 million as a result of redeeming a portion of its interest in CompanyCam, and an unrealized gain of $22.4 million to adjust its carrying value of its remaining ownership in CompanyCam to the transaction value. For additional information, see note 7 of the notes to consolidated financial statements included in this report.

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
The Company may issue equity and debt securities in the future in order to improve capital, increase liquidity, refinance upcoming maturities, or provide for general corporate purposes. Moreover, the Company may from time to time repurchase certain amounts of its outstanding secured debt securities, including debt securities which the Company may issue in the future, for cash and/or through exchanges for other securities. Such repurchases or exchanges may be made in open-market transactions, privately negotiated transactions, or otherwise. Any such repurchases or exchanges will depend on prevailing market conditions, the Company’s liquidity requirements, contractual restrictions, compliance with securities laws, and other factors. The amounts involved in any such transactions may be material.
The Company has historically utilized operating cash flow, secured financing transactions (which include warehouse facilities and asset-backed securitizations), operating lines of credit, and other borrowing arrangements to fund its Asset Generation and Management operations and loan acquisitions. In addition, the Company has used operating cash flow, borrowings on its unsecured line of credit, repurchase agreements, and unsecured debt offerings to fund corporate activities; business acquisitions; contributions into solar, real estate, and other partnerships; repurchases of common stock; and repurchases of its own debt. Nelnet Bank utilizes contributions from Nelnet, Inc. and third-party and intercompany deposits to fund its growth.
Sources of Liquidity
As of December 31, 2025, the Company's sources of liquidity included:

Cash and cash equivalents	$295,983
Less: Cash and cash equivalents held at Nelnet Bank (a)	(26,730)
Net cash and cash equivalents	269,253

Available-for-sale (AFS) debt securities (investments) - at fair value	1,304,988
Less: AFS debt securities held at Nelnet Bank - at fair value (a)	(846,989)
AFS private education and consumer loan debt securities - held as risk retention - at fair value (b)	(190,607)
Restricted investments - at fair value (c)	(175,800)
Unencumbered AFS debt securities (investments) - at fair value	91,592

Unencumbered federally insured, private, consumer, and other loans (Non-Nelnet Bank) - at par	328,269

Unencumbered repurchased Nelnet issued asset-backed debt securities - at par (not included on consolidated financial statements) (d)	292,177

Unused capacity on unsecured line of credit (e)	495,000

Sources of liquidity as of December 31, 2025	$1,476,291
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
(e)    The Company has a $495.0 million unsecured line of credit that matures on September 22, 2026. As of December 31, 2025, there was no amount outstanding on the unsecured line of credit and $495.0 million was available for future use.
The Company intends to use its current and future liquidity position to capitalize on market opportunities, including FFELP, private education, consumer, and other loan acquisitions (or residual interests therein); strategic acquisitions; and capital management initiatives, including stock repurchases, debt repurchases, and dividend distributions. The timing and size of these opportunities will vary and will have a direct impact on the Company's cash and investment balances.
Cash Flows
The Company has historically generated positive cash flow from operations. During the years ended December 31, 2025 and 2024, the Company generated $423.0 million and $662.9 million, respectively, in cash from operating activities. The decrease in 2025 compared with 2024 was due to:
•Adjustments to net income for certain non-cash items, including loan discount and deferred lender fees accretion, depreciation and amortization, provision for beneficial interests, and gain/loss on investments;
•The gain recognized on the partial redemption of ALLO; and
•The impact of changes to loan and investment accrued interest receivable and accounts receivable in 2025 compared with 2024.
These factors were partially offset by:
•An increase in net income;
•Adjustments to net income for certain non-cash items, including derivative market value adjustments, impairment expense, deferred taxes, and provision for loan losses; and
•The impact of changes to other liabilities and accrued interest payable in 2025 compared with 2024.
The primary items included in the statement of cash flows for investing activities are the purchase, origination, repayment, and sale of loans, the purchase and sale of available-for-sale securities, and the purchase and sale of other investments. In 2025, the Company received cash proceeds of $410.9 million from the redemption of its membership interests in ALLO. The proceeds from the ALLO redemption are included in investing activities on the statement of cash flows. The primary items included in financing activities are the payments on and proceeds from bonds and notes payable, the change in deposits at Nelnet Bank used to fund loans and investment activity, issuance of noncontrolling interests, payment of dividends, and repurchases of the Company’s common stock. Cash provided by investing activities and used in financing activities for the year ended December 31, 2025 was $356.4 million and $737.1 million, respectively. Cash provided by investing activities and used in financing activities for the year ended December 31, 2024 was $2.41 billion and $3.17 billion, respectively. Investing and financing activities are further addressed in the discussion that follows.
Sources and Needs of Liquidity - AGM Operating Segment
Subsequent to the Reconciliation Act of 2010, the Company no longer originates FFELP loans but continues to acquire FFELP loan portfolios from third parties and believes additional loan purchase opportunities exist, including opportunities to purchase private education, consumer, and other loans (or residual interests therein).
The Company plans to fund additional loan acquisitions through a combination of current cash; cash generated from operating activities and expected future cash flows from loan securitizations; proceeds from the sale of certain investments; borrowings under its unsecured line of credit, Union Bank student loan participation agreement, and Union Bank student loan asset-backed securities participation agreement, or similar secured and unsecured borrowing facilities; utilization of existing warehouse facilities; expansion of capacity under existing and/or establishment of new warehouse facilities; and continued access to the asset-backed securities market.

Sources of Liquidity
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
During 2025, the Company completed one FFELP asset-backed securitization totaling $707.9 million (par value). The proceeds from this transaction were used primarily to refinance student loans included in other secured financings. See note 5 of the notes to consolidated financial statements included in this report for additional information on this securitization.
There were no asset-backed securitization transactions completed during the year ended December 31, 2024.
Warehouse Facilities
Warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements. See note 5 of the notes to consolidated financial statements included in this report for a discussion of the Company's warehouse facilities outstanding as of December 31, 2025.
Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. As of December 31, 2025, $872.9 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can sell participation interests in loans to Union Bank to the extent of availability under the grantor trusts, up to $900.0 million or an amount in excess of $900.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
Liquidity Impact Related to Debt Obligations Secured by Loan Assets and Related Collateral
The following table shows AGM’s debt obligations outstanding that are secured by loan assets and related collateral:

	As of December 31, 2025
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$6,838,314	3/22/32 - 11/27/90
FFELP and consumer loan warehouse and other facilities	981,933	1/29/27 - 2/29/28
	$7,820,247
Warehouse Facilities
Upon termination or expiration of the warehouse and other secured facilities, the Company would expect to access the securitization market, obtain replacement facilities, use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
Bonds and Notes Issued in Asset-backed Securitizations
Cash generated from student loans funded in asset-backed securitizations provides the sources of liquidity to satisfy all obligations related to the outstanding bonds and notes issued in such securitizations. In addition, due to (i) the difference between the yield AGM receives on the loans and cost of financing within these transactions, and (ii) the servicing and administration fees AGM earns from these transactions, AGM has created a portfolio that the Company expects to generate earnings and significant cash flow over the life of these transactions. As of December 31, 2025, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, AGM expects future undiscounted cash flows from its portfolio funded in asset-backed securitizations to be approximately $1.09 billion as detailed below. The actual timing of cash flows released from the securitizations could be impacted based on when and if the Company terminates a securitization by exercising clean-up calls on the underlying securities when the assets in such securitization get to a certain threshold.
The forecasted cash flow presented below includes loans funded in asset-backed securitizations as of December 31, 2025, the majority of which are federally insured student loans. As of December 31, 2025, AGM had $7.3 billion of loans included in asset-backed securitizations, which represented 84.3% of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive in relation to loans funded in its warehouse facilities, unencumbered federally insured, private education, consumer, and other loans funded with operating cash, its ownership of beneficial interest in loan securitizations (such beneficial interest investments are classified as "other investments and notes receivable, net" on the Company's consolidated balance sheets), loans acquired subsequent to December 31, 2025, and loans owned by Nelnet Bank.
Asset-backed Securitization Cash Flow Forecast
$1.09 billion
(dollars in millions)

$300
$250
$200
$150
$100
$50
$-
$260
$110
$90
$100
$45
$95
$70
$60
$25
$140
$95
2026
2027
2028
2029
2030
2031
2032
2033
2034
2035
2036 and after

The forecasted future undiscounted cash flows of approximately $1.09 billion include approximately $0.77 billion (as of December 31, 2025) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are included in the consolidated balance sheets in the balances of "loans and accrued interest receivable, net" and "restricted cash." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $0.32 billion, or approximately $0.24 billion after income taxes based on the estimated effective tax rate, represents estimated future net interest income (earnings) from the portfolio and is expected to be accretive to the Company's balance of consolidated shareholders' equity from the December 31, 2025 balance.
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
The following table summarizes the estimated impact to the above forecasted cash flows if prepayments were greater than the prepayment rate assumptions used to calculate the forecasted cash flows:

Increase in prepayment rate	Reduction in forecasted cash flow from table above	Forecasted cash flow using increased prepayment rate
2x	$0.07 billion	$1.02 billion
4x	$0.20 billion	$0.89 billion
If the entire AGM student loan portfolio was prepaid, the Company would receive the full amount of overcollateralization included in the asset-backed securitizations of approximately $0.77 billion (as of December 31, 2025); however, the Company would not receive the $0.32 billion ($0.24 billion after tax) of estimated future earnings from the portfolio.
Interest rates: The Company funds a portion of its student loans with variable rate securities that are indexed to 90-day SOFR. Meanwhile, the interest earned on the Company’s student loan assets is indexed primarily to the 30-day average SOFR in effect for each day in a calendar quarter. The different interest rate characteristics of the Company’s loan assets and liabilities funding these assets result in basis risk. The Company’s cash flow forecast assumes, for the life of the portfolio, a relationship between the various SOFR indices that is implied by the current forward SOFR curves. If the forecast is computed assuming a spread of an additional 12 basis points between 3-month Term SOFR and 30-day average SOFR for the life of the portfolio, the cash flow forecast would be reduced by approximately $5 million to $15 million.
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
Liquidity Impact Related to Beneficial Interest in Loan Securitizations
The Company has partial ownership in consumer, private education, and federally insured student loan third-party securitizations that are classified as "beneficial interest in loan securitizations" and included in "other investments and notes receivable, net" on the Company's consolidated balance sheets. These residual interests were acquired by the Company or have been received by the Company as consideration from selling portfolios of loans to unrelated third parties who securitized such loans. As of the latest remittance reports filed by the various trusts prior to or as of December 31, 2025, the Company's ownership correlates to approximately $1.83 billion of loans included in these securitizations. Investment interest income earned by the Company from the beneficial interest in loan securitizations is included in "investment interest" on the Company's consolidated statements of income and is not a component of the Company's loan interest income.
As of December 31, 2025, the investment balance on the Company's consolidated balance sheet of its beneficial interest in loan securitizations was $194.8 million. For a summary of this investment balance, see note 7 of the notes to consolidated financial statements included in this report.
The Company's partial ownership percentage in each loan securitization grants the Company the right to receive the corresponding percentage of cash flows generated by the securitization. As of December 31, 2025, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its partial ownership in these securitizations to be approximately $286.1 million. The vast majority of these cash flows are expected to be received over the next 5 years.
The difference between the total estimated future undiscounted cash flows from these residual interests ($286.1 million) and the investment carrying value ($194.8 million) of $91.3 million, or $69.4 million after income taxes based on the estimated effective tax rate, represents estimated future investment interest income (earnings) from these investments and is expected to be accretive to the Company's balance of consolidated shareholders' equity from the December 31, 2025 balance.
The undiscounted future cash flows from the consumer and private education loan securitizations are highly subject to credit risk (defaults). If defaults are higher than management's current estimate, the forecasted cash flows and estimated future investment interest income (earnings) from these securitizations would be adversely impacted.

Sources and Needs of Liquidity - Nelnet Bank
The growth of Nelnet Bank is primarily driven by its ability to achieve loan growth goals through originations and acquisitions while sustaining credit quality and maintaining cost-efficient funding sources to support its loan growth.
Sources of Liquidity
Nelnet Bank launched operations in November 2020. Nelnet Bank was funded by the Company with an initial capital contribution of $100 million and the Company made a pledged deposit of $40.0 million with Nelnet Bank, as required under an agreement with the FDIC as discussed below. The Company has contributed an additional $178 million to Nelnet Bank since its inception (which includes cash, investments, loans, and equity in a student loan trust). Based on Nelnet Bank's business plan for growth and current financial condition, the Company believes it will make additional capital contributions to the bank in future periods. Nelnet Bank also has unsecured Federal Funds lines of credit with correspondent banks and has established accounts at the Federal Reserve Bank and the Federal Home Loan Bank.
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
Under the regulatory framework for prompt corrective action, Nelnet Bank is subject to various regulatory capital requirements administered by the FDIC and the UDFI and must meet specific capital standards. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material adverse effect on Nelnet Bank’s business, results of operations, or financial condition. On January 1, 2020, the Community Bank Leverage Ratio (CBLR) framework, as issued jointly by the Office of the Comptroller of the Currency, the Federal Reserve Board, and the FDIC, became effective. Any banking organization with total consolidated assets of less than $10 billion, limited amounts of certain types of assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9% may opt into the CBLR framework quarterly. The CBLR framework allows banks to satisfy capital standards and be considered "well capitalized" under the prompt corrective action framework if their leverage ratio is greater than 9%, unless the banking organization's federal banking agency determines that the banking organization's risk profile warrants a more stringent leverage ratio. The FDIC has ordered Nelnet Bank to maintain at least a 12% leverage ratio. Nelnet Bank has opted into the CBLR framework for the quarter ended December 31, 2025 with a leverage ratio of 14.5%. Nelnet Bank intends to maintain at all times regulatory capital levels that meet both the minimum level necessary to be considered “well capitalized” under the FDIC’s prompt corrective action framework and the minimum level required by the FDIC.
Liquidity Impact Related to Renewable Energy Solar Developments
The Company makes contributions in tax equity to renewable energy solar partnerships that support the development and operations of solar projects throughout the country. As of December 31, 2025, the Company has contributed a total of $355.6 million in solar partnerships which remain outstanding for itself and $416.0 million on behalf of its syndication partners, for a total of $771.6 million. These contributions provide a federal income tax credit under the Internal Revenue Code, currently equaling 30% to 70% of the eligible project cost, with the tax credit available when the project is placed in service. The Company is then allowed to reduce its tax estimates paid to the U.S. Treasury based on the credits earned. In addition to the credits, the Company structures the partnership to receive quarterly distributions of cash from the operating earnings of the solar project for a period of at least five years after the project is placed in service. After that period, the contractual agreements typically provide for the Company’s entire interest in the projects to be sold at the fair market value of the discounted forecasted future cash flows allocable to the Company. Based on the timing of when the Company contributes to a project and decreases its tax estimate to the U.S. Treasury due to earning of the tax credit, the net amount of capital funded to renewable energy solar developments at any point in time is not significant and has a minimal impact on the Company’s liquidity. As of December 31, 2025, the Company is committed to contribute an additional $53.6 million directly in renewable energy solar developments and $59.1 million will be contributed by its syndication partners, for a total commitment of $112.7 million.
In periods in which the Company makes significant contributions in renewable energy solar partnerships, operating results are negatively impacted due to the accelerated losses recognized in the initial years of contribution. However, given the timing and amount of cash flows expected to be generated over the life of these partnerships, the Company considers these contributions a good use of capital. Through December 31, 2025, the Company has recognized cumulative pre-tax losses (excluding noncontrolling interests) of approximately $75 million on its solar partnerships currently outstanding. The Company expects its current solar partnerships (assuming no additional contributions are made subsequent to December 31, 2025) to generate approximately $123 million of pre-tax earnings (excluding noncontrolling interests) over the life of the solar partnerships. Accordingly, the Company expects to recognize approximately $198 million in pre-tax income (excluding noncontrolling interests) on such solar partnerships between January 1, 2026 and June 30, 2031 (the remaining years of its current investments).
Liquidity Impact Related to Hedging Activities
The Company utilizes derivative instruments to manage interest rate sensitivity. By using derivative instruments, the Company is exposed to market risk which could impact its liquidity.
All Non-Nelnet Bank over-the-counter derivative contracts executed by the Company are cleared post-execution at a regulated clearinghouse. Clearing is a process by which a third party, the clearinghouse, steps in between the original counterparties and guarantees the performance of both, by requiring that each post liquid collateral on an initial (initial margin) and mark-to-market (variation margin) basis to cover the clearinghouse’s potential future exposure in the event of default. The Company’s non-centrally cleared derivative contracts have protection against counterparty risk provided by International Swaps and Derivatives Association, Inc. agreements. The agreements require collateral to be exchanged based on the net fair value of derivatives with each counterparty. The Company’s exposure related to the non-centrally cleared derivatives is limited to the value of the derivative contracts in a gain position, less any collateral held by us.
Based on the derivative portfolio outstanding as of December 31, 2025, the Company does not anticipate any movement in interest rates having a material impact on its capital or liquidity profile, nor does the Company expect that any movement in interest rates would have a material impact on its ability to make variation margin payments to its third-party clearinghouse and/or payments to its counterparties for its non-centrally cleared derivatives. However, if interest rates move materially and negatively impact the fair value of the Company's derivative portfolio or if the Company enters into additional derivatives for which the fair value becomes negative, the Company could be required to make variation margin payments to its third-party clearinghouse and/or collateral payments to its non-centrally cleared counterparties. The variation margin and collateral payments, if significant, could negatively impact the Company's liquidity and capital resources. In addition, clearing rules require the Company to post amounts of liquid collateral when executing new derivative instruments, which could prevent or limit the Company from utilizing additional derivative instruments to manage interest rate sensitivity and risks. See note 6 of the notes to consolidated financial statements included in this report for additional information on the Company's derivative portfolio.
Other Sources of Liquidity
Unsecured Line of Credit
As discussed above, the Company has a $495.0 million unsecured line of credit with a maturity date of September 22, 2026. As of December 31, 2025, the unsecured line of credit had no amount outstanding and $495.0 million was available for future use. Upon the maturity date of this facility, there can be no assurance that the Company will be able to maintain this line of credit, increase or maintain the amount outstanding under the line, or find alternative funding if necessary.
Union Bank Participation Agreement
The Company has an agreement with Union Bank under which Union Bank has agreed to purchase from the Company participation interests in FFELP loan asset-backed securities (bond investments). The agreement automatically renews annually and is terminable by either party upon five business days' notice. The Company can participate FFELP loan asset-backed securities (investments) to Union Bank to the extent of availability under the grantor trusts, up to $400.0 million or an amount in excess of $400.0 million if mutually agreed to by both parties. The Company maintains legal ownership of the FFELP loan asset-backed securities and, in its discretion, approves and accomplishes any sale, assignment, transfer, encumbrance, or other disposition of the securities. As such, the FFELP loan asset-backed securities subject to this agreement are included on the Company's consolidated balance sheets as "investments at fair value" and the participation interests outstanding have been accounted for by the Company as a secured borrowing. As of December 31, 2025, $0.1 million (par value) of FFELP loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement.
Stock Repurchases
The Board of Directors has authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2028. As of December 31, 2025, 4,488,349 shares remained authorized for repurchase under the Company's stock repurchase program. Shares may be repurchased from time to time on the open market, in private transactions (including with related parties), or otherwise, depending on various factors, including share prices and other potential uses of liquidity.
Shares repurchased by the Company during 2025 and 2024 are shown below, and include shares repurchased under the Company's stock repurchase program and shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Certain of these repurchases were made pursuant to trading plans adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share) (a)

Year ended December 31, 2025	566,575	$69,346	$122.40
Year ended December 31, 2024	894,108	83,290	93.15
(a)     The average price of shares repurchased includes excise taxes.
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
Dividends
Dividends of $0.28 per share on the Company’s Class A and Class B common stock were paid on March 14, 2025 and June 16, 2025, respectively; a dividend of $0.30 per share was paid on September 16, 2025, and a dividend of $0.33 was paid on December 15, 2025.
The Company's Board of Directors has declared a first quarter 2026 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.33 per share. The first quarter cash dividend will be paid on March 13, 2026, to shareholders of record at the close of business on February 27, 2026.
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
Allowance for Loan Losses
The allowance for loan losses represents the Company’s estimate of the expected lifetime credit losses inherent in loan receivables as of the balance sheet date. The adequacy of the allowance for loan losses is assessed quarterly and the assumptions and models used in establishing the allowance are evaluated regularly. Because credit losses can vary substantially over time, estimating credit losses requires a number of assumptions about matters that are uncertain. Such assumptions are discussed below, and such uncertainty is due in part to the fact that the weighted-average maturity of the Company’s loan portfolio is approximately 11 years, and actual credit losses will be affected by, among other things, future economic conditions and future personal financial situations for borrowers, over that extended time frame. Changes in the Company’s assumptions affect “provision for loan losses” on the Company’s consolidated statements of income and the “allowance for loan losses” contained within “loans and accrued interest receivable, net” on the Company’s consolidated balance sheets. For additional information regarding the Company’s allowance for loan losses, see notes 2 and 4 of the notes to consolidated financial statements included in this report.
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
The allowance for loan losses is made at a specific point in time and based on relevant information as discussed above. The allowance for loan losses is maintained at a level management believes is appropriate to provide for expected lifetime credit losses inherent in loan receivables as of the balance sheet date. This evaluation is inherently subjective because it requires numerous estimates made by management. These estimates are subjective in nature and involve uncertainties and matters of significant judgment. Changes in estimates could significantly affect the Company's recorded balance for the allowance for loan losses. For additional information regarding changes in the Company’s allowance for loan losses for the years ended December 31, 2025, 2024, and 2023, see the caption “Activity in the Allowance for Loan Losses” in note 4 of the notes to consolidated financial statements included in this report.
The Company considers a range of economic scenarios in its determination of the allowance for loan losses. These scenarios are constructed with interrelated projections of multiple economic variables, and loss estimates are produced that consider the historical correlation of those economic variables with credit losses, and also the expectation that conditions will eventually normalize over the longer run. Under the range of economic scenarios considered, the allowance for loan losses would have been lower by $15 million (11%) or higher by $16 million (12%). This range reflects the sensitivity of the allowance for loan losses specifically related to the scenarios and weights considered as of December 31, 2025, and does not consider other potential adjustments that could increase or decrease loss estimates calculated using alternative economic scenarios.
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
The following table sets forth AGM’s loan assets and debt instruments by rate characteristics:

	As of December 31, 2025		As of December 31, 2024
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$1,611,772	18.5%	$814,843	9.1%
Variable-rate loan assets	7,087,397	81.5	8,141,025	90.9
Total	$8,699,169	100.0%	$8,955,868	100.0%

Fixed-rate debt instruments	$331,404	4.2%	$399,994	4.8%
Variable-rate debt instruments	7,490,065	95.8	7,958,357	95.2
Total	$7,821,469	100.0%	$8,358,351	100.0%
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
The Company earned no variable-rate floor income in 2025 or 2024.

The following table shows AGM’s federally insured student loan assets that were earning fixed-rate floor income as of December 31, 2025:

Fixed interest rate range	Borrower/lender weighted-average yield	Estimated variable conversion rate (a)	Loan balance
6.5 - 6.99%	6.76%	4.12%	$13,032
7.0 - 7.49%	7.16%	4.52%	42,294
7.5 - 7.99%	7.72%	5.08%	79,456
8.0 - 8.99%	8.18%	5.54%	194,146
> 9.0%	9.06%	6.42%	82,037
			$410,965
(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of December 31, 2025, the weighted-average estimated variable conversion rate was 5.48% and the short-term interest rate was 427 basis points.
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
A summary of fixed-rate floor income earned by the AGM operating segment follows:

	Year ended December 31,
	2025	2024
Fixed-rate floor income, gross	$4,309	1,249
Derivative settlements (a)	1,475	4,288
Fixed-rate floor income, net	$5,784	5,537
(a)    Derivative settlements consist of settlements received related to the Company's derivatives used to hedge student loans earning fixed-rate floor income. See note 6 of the notes to consolidated financial statements included in this report for a summary of fixed-rate floor derivatives.
AGM is also exposed to interest rate risk in the form of repricing risk and basis risk because the interest rate characteristics of AGM’s assets do not match the interest rate characteristics of the funding for those assets. The following table presents AGM’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of December 31, 2025:

Index	Frequency of variable resets	Assets	Funding of student loan assets
30-day average SOFR (a)	Daily	$6,971,938	—
3-month Treasury bill	Daily	235,241	—
3-month H15 financial commercial paper	Daily	230,064	—
30-day average SOFR / 1-month CME Term SOFR	Monthly	—	5,023,236
90-day average SOFR / 3-month CME Term SOFR (a)	Quarterly	—	1,424,976
Fixed rate	—	—	302,791
Asset-backed commercial paper / SOFR (b)	Varies	—	213,982
Auction-rate (c)	Varies	—	24,150
Other (d)	—	739,504	1,187,612
		$8,176,747	8,176,747

(a)    The Company has certain basis swaps outstanding in which the Company receives payments indexed to three-month SOFR and makes payments based on the one-month SOFR index (plus or minus a spread) as defined in the agreements (the "Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the Basis Swaps outstanding as of December 31, 2025:

Maturity	Notional amount
2026	$1,150,000
2027	250,000
$1,400,000
(b)    The interest rate on the Company's FFELP warehouse facilities is indexed to asset-backed commercial paper rates and daily SOFR.
(c)    As of December 31, 2025, the Company was sponsor for $24.2 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (the “Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to SOFR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
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

	Asset and funding index mismatches
	Increase of 10 basis points		Increase of 30 basis points		Increase of 10 basis points		Increase of 30 basis points
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Year ended December 31, 2025				Year ended December 31, 2024
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(3,125)	(0.6)%	$(9,373)	(1.8)%	$(3,480)	(1.5)%	$(10,437)	(4.6)%
Impact of derivative settlements	1,400	0.3	4,201	0.8	1,835	0.8	5,505	2.4
Increase (decrease) in net income before taxes	$(1,725)	(0.3)%	$(5,172)	(1.0)%	$(1,645)	(0.7)%	$(4,932)	(2.2)%
Increase (decrease) in basic and diluted earnings per share	$(0.04)		$(0.11)		$(0.03)		$(0.10)

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
The following table presents Nelnet Bank's loan assets, asset-backed security investments, and deposits (including intercompany deposits) by rate characteristics:

	As of December 31, 2025		As of December 31, 2024
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$630,570		$505,539
Fixed-rate investments	83,020		90,303
Total fixed-rate assets	713,590	35.4%	595,842	42.8%
Variable-rate loan assets	326,992		139,058
Variable-rate investments	975,268		656,794
Total variable-rate assets	1,302,260	64.6	795,852	57.2
Total assets	$2,015,850	100.0%	$1,391,694	100.0%

Fixed-rate deposits	$635,293	36.0%	$449,706	35.8%
Variable-rate deposits (a)	1,127,667	64.0	804,916	64.2
Total deposits	$1,762,960	100.0%	$1,254,622	100.0%
(a)    Nelnet Bank uses derivative instruments to hedge exposure to variability in cash flows of variable-rate deposits to minimize the exposure to volatility in cash flows from future changes in interest rates. The derivatives are not reflected in the above table. See note 6 of the notes to consolidated financial statements included in this report for a summary of Nelnet Bank's derivatives outstanding as of December 31, 2025.
Interest Rate and Market Risk - Investments
The following table presents the rates earned on the Company’s available-for-sale debt securities (investments) and debt facilities used to fund a portion of such investments. The table below excludes securities (investments) held by Nelnet Bank.

	Year ended December 31,
	2025			2024
	Average balance	Interest income/ expense	Average yields/ rates	Average balance	Interest income/ expense	Average yields/ rates
Investments:
Asset-backed securities available-for-sale (a) (b)	$718,811	40,556	5.64%	$783,806	49,325	6.28%

Debt funding asset-backed securities available-for-sale:
Participation agreement - variable rate (c)	$971	50	5.15%	$4,335	261	6.00%
Repurchase agreements - variable rate (d)	—	—	—	101,905	7,035	6.88
	$971	50	5.15	$106,240	7,296	6.85
(a)    The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market or retained such instruments upon initial issuance. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties, redeem the notes at par as cash is generated by the trust estate, or pledge the securities as collateral on repurchase agreements. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. The table above includes these repurchased bonds.
(b)    The majority of the Company’s asset-backed securities earn floating rates with expected returns of approximately SOFR + 50 to 350 basis points to maturity. As of December 31, 2025, $229.0 million (par value) of the Company’s asset-backed securities earn a weighted-average fixed rate of 3.87%.
(c)    Interest incurred by the Company on amounts borrowed under the participation agreement is at a variable rate of SOFR + 62.5 basis points.
(d)    Interest incurred by the Company on amounts that were borrowed under repurchase agreements was at a variable rate of SOFR + 100 to 140 basis points.

The Company’s portfolio of asset-backed investment securities has limited liquidity, and the Company could incur a significant loss if the investments were sold prior to maturity at an amount less than the original purchase price. As of December 31, 2025, the gross unrealized loss on the Company’s available-for-sale debt securities (including available-for-sale securities held at Nelnet Bank) was $16.2 million, and the aggregate fair value of available-for-sale debt securities with unrealized losses was $498.7 million. The Company currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses. See note 7 of the notes to consolidated financial statements included in this report for additional information.
Consolidated Sensitivity Analysis
The following table summarizes the effect on the Company’s consolidated earnings, based upon a sensitivity analysis performed on the Company’s significant interest-earning assets and interest-bearing liabilities assuming hypothetical increases and decreases in interest rates of 100 basis points and 300 basis points, while funding spreads remain constant:

	Interest rates
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from decrease of 100 basis points		Change from decrease of 300 basis points
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Year ended December 31, 2025
Effect on earnings:
AGM operating segment (a)	$1,665		$17,117		$2,913		$18,221
Nelnet Bank operating segment (b)	1,553		4,657		(1,553)		(4,657)
NFS other operating segments (c)	4,918		14,755		(4,918)		(14,755)
ETSP operating segment (d)	6,150		18,449		(6,150)		(18,449)
Corporate and Other Activities (d)	1,216		3,649		(1,216)		(3,649)
Increase (decrease) in net income before taxes	$15,502	2.9%	$58,627	11.1%	$(10,924)	(2.1)%	$(23,289)	(4.4)%
Increase (decrease) in basic and diluted earnings per share	$0.32		$1.23		$(0.23)		$(0.49)

	Year ended December 31, 2024
Effect on earnings:
AGM operating segment (a)	$6,507		$25,369		$1,186		$12,374
Nelnet Bank operating segment (b)	(542)		(1,627)		542		1,627
NFS other operating segments (c)	5,837		17,512		(5,837)		(17,512)
ETSP operating segment (d)	5,932		17,795		(5,932)		(17,795)
Corporate and Other Activities (d)	1,026		3,077		(1,026)		(3,077)
Increase (decrease) in net income before taxes	$18,760	8.2%	$62,126	27.2%	$(11,067)	(4.8)%	$(24,383)	(10.7)%
Increase (decrease) in basic and diluted earnings per share	$0.39		$1.29		$(0.23)		$(0.51)
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2025. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of December 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
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
Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025 based on the criteria for effective internal control described in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2025, the Company's internal control over financial reporting is effective.
The effectiveness of the Company's internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, the Company's independent registered public accounting firm, as stated in their report included herein.
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
Opinion on Internal Control Over Financial Reporting
We have audited Nelnet, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements), and our report dated February 26, 2026 expressed an unqualified opinion on those consolidated financial statements.
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
/s/ KPMG LLP
Lincoln, Nebraska
February 26, 2026
ITEM 9B. OTHER INFORMATION
During the fourth quarter of 2025, no information was required to be disclosed in a report on Form 8-K, but not reported.
Rule 10b5-1 Trading Plans
During the fourth quarter of 2025, none of the Company's officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans, or any non-Rule 10b5-1 trading arrangement.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item will be included in the Company’s definitive Proxy Statement to be filed on Schedule 14A with the SEC, no later than 120 days after the end of the Company's fiscal year, relating to the Company's 2026 Annual Meeting of Shareholders scheduled to be held on May 14, 2026 (the “Proxy Statement”), and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item will be included in the Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table summarizes information about compensation plans under which equity securities are authorized for issuance:
Equity Compensation Plan Information

	As of December 31, 2025
Plan category	Number of shares to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by shareholders	—	—	1,054,003	(1)
Equity compensation plans not approved by shareholders	—	—	—
Total	—	—	1,054,003
(1) Includes 608,055, 178,979, and 266,969 shares of Class A Common Stock remaining available for future issuance under the Nelnet, Inc. Restricted Stock Plan, Nelnet, Inc. Directors Stock Compensation Plan, and Nelnet, Inc. Employee Share Purchase Plan, respectively.
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
PART IV
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

10.20
Form of Special Investment Directions by National Education Loan Network, Inc. and its affiliates, as Principal under the Form of Trust/Custodial/Safekeeping Agreement between Principal and Union Bank and Trust Company, as Trustee, filed as Exhibit 10.56 to the registrant's Annual Report on Form 10-K for the year ended December 31, 2017 and incorporated herein by reference.

10.21
First Amended and Restated Loan Participation Agreement dated as of June 21, 2018 between Union Bank and Trust Company and Union Bank and Trust Company as trustee for National Education Loan Network, Inc., filed as Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2024 and incorporated herein by reference.

10.22±±
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

10.23
SLABS Participation Agreement, dated effective as of May 5, 2020, by and between National Education Loan Network, Inc., and Union Bank and Trust Company, as Trustee, filed as Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.

10.24
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

10.26
Capital and Liquidity Maintenance Agreement, dated as of June 26, 2020, by and among the Federal Deposit Insurance Corporation, Nelnet, Inc., Michael Dunlap, and Nelnet Bank, filed as Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 and incorporated herein by reference.

10.27±±
Form of Amended & Restated Limited Liability Company Operating Agreement for solar energy investments managed by a subsidiary of Nelnet, Inc. and in which certain parties referred to therein with other relationships with Nelnet, Inc. have participated, filed as Exhibit 10.83 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 and incorporated herein by reference.

10.28±±
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

19*	Nelnet, Inc. Securities Trading Policy dated January 29, 2026.

21.1*	Subsidiaries of Nelnet, Inc.

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm.

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97*	Nelnet, Inc. Incentive Compensation Clawback Policy, amended as of November 5, 2025.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

+	Indicates a management contract or compensatory plan or arrangement contemplated by Item 15(a)(3) of Form 10-K.
++	Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments to the exhibit have been omitted. The exhibit is not intended to be, and should not be relied upon as, including disclosures regarding any facts and circumstances relating to the registrant or any of its subsidiaries or affiliates. The exhibit contains representations and warranties by the registrant and the other parties that were made only for purposes of the agreement set forth in the exhibit and as of specified dates. The representations, warranties, and covenants in the agreement were made solely for the benefit of the parties to the agreement, may be subject to limitations agreed upon by the contracting parties (including being qualified by confidential disclosures made for the purposes of allocating contractual risk between the parties to the agreement instead of establishing these matters as facts), and may apply contractual standards of materiality or material adverse effect that generally differ from those applicable to investors. In addition, information concerning the subject matter of the representations, warranties, and covenants may change after the date of the agreement, which subsequent information may or may not be fully reflected in the registrant's public disclosures.
±±	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Schedules, exhibits, and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
ITEM 16. FORM 10-K SUMMARY
The Company has elected not to include an optional summary of information required by Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	February 26, 2026
NELNET, INC.

		By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ JEFFREY R. NOORDHOEK	Chief Executive Officer (Principal Executive Officer)	February 26, 2026
Jeffrey R. Noordhoek

/s/ JAMES D. KRUGER	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2026
James D. Kruger

/s/ MICHAEL S. DUNLAP	Executive Chairman	February 26, 2026
Michael S. Dunlap

/s/ PREETA D. BANSAL	Director	February 26, 2026
Preeta D. Bansal

/s/ MATTHEW W. DUNLAP	Director	February 26, 2026
Matthew W. Dunlap

/s/ KATHLEEN A. FARRELL	Director	February 26, 2026
Kathleen A. Farrell

/s/ DAVID S. GRAFF	Director	February 26, 2026
David S. Graff

/s/ THOMAS E. HENNING	Director	February 26, 2026
Thomas E. Henning

/s/ ADAM K. PETERSON	Director	February 26, 2026
Adam K. Peterson

/s/ KIMBERLY K. RATH	Director	February 26, 2026
Kimberly K. Rath

/s/ JONA M. VAN DEUN	Director	February 26, 2026
Jona M. Van Deun

NELNET, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors
Nelnet, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Nelnet Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 26, 2026 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment for the allowance for loan losses on loans evaluated on a collective basis
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company’s allowance for loan losses as of December 31, 2025, was $132,078 thousand, a substantial portion of which relates to federally insured and private education loans and certain consumer loans (the collective ALL). The ALL is the measure of expected credit losses on a pooled basis for those loans that share similar risk characteristics based on a collective assessment using a combination of measurement models and management judgment. The Company estimated the collective ALL using an undiscounted cash flow model for its federally insured and private education loans and a remaining life methodology for its consumer loans. For the undiscounted cash flow models, the expected credit losses are the product of multiplying the Company’s estimates of probability of default (PD), loss given default (LGD), and the exposure at default over the expected life of the loans. For the remaining life method, the expected credit losses are the product of multiplying the Company’s estimated net loss rate by the exposure at default over the expected life of the loans. The Company’s methodology is based on relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The undiscounted cash flow model and remaining life methodology incorporate probability weighted economic forecast scenarios and macroeconomic assumptions over the reasonable and supportable forecast period. After the reasonable and supportable forecast period, the Company reverts on a straight-line basis over the reversion period to its historical loss rates, evaluated over the historical observation period, for the remaining life of the loans. A portion of the collective ALL is comprised of qualitative adjustments to historical loss experience.
We identified the assessment of the collective ALL as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the collective ALL methodology, including the methods, models, and significant assumptions used to estimate the PD, LGD, and estimated net loss rate. Such assumptions included the economic forecast scenario and macroeconomic assumptions, and the reasonable and supportable forecast period. The assessment also included an evaluation of the conceptual soundness and performance of the PD and LGD models and the performance of the estimated net loss rate. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the collective ALL estimate, including controls over the:
•development of the collective ALL methodology
•continued use and appropriateness of changes made to PD and LGD models and the estimated net loss rate method
•identification and determination of the significant assumptions used in the PD and LGD models and the estimated net loss rate method
•conceptual soundness and performance monitoring of the PD and LGD models and performance monitoring of the estimated net loss rate method
•analysis of the collective ALL results, trends, and ratios.
We evaluated the Company’s process to develop the collective ALL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s collective ALL methodology for compliance with U.S. generally accepted accounting principles
•evaluating judgments made by the Company relative to the development and performance testing of the PD and LGD models and the estimated net loss rate method by comparing them to relevant Company-specific metrics and trends and the applicable industry practices
•assessing the conceptual soundness of the PD and LGD models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the selection of the economic forecast scenarios and macroeconomic assumptions and the reasonable and supportable forecast period by comparing it to the Company’s business environment and relevant industry practices
We also assessed the cumulative results of the procedures performed to assess the sufficiency of the audit evidence obtained related to the collective ALL estimate by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.
/s/ KPMG LLP
We have served as the Company’s auditor since 1998.
Lincoln, Nebraska
February 26, 2026

NELNET, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
As of December 31, 2025 and 2024
	2025	2024
	(Dollars in thousands, except share data)
Assets:
Loans and accrued interest receivable (net of allowance for loan losses of $132,078 and $114,890, respectively)	$10,006,695	9,992,744
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	128,142	48,838
Cash and cash equivalents - held at a related party	167,841	145,680
Total cash and cash equivalents	295,983	194,518
Investments and notes receivable:
Investments at fair value	1,414,636	1,160,320
Other investments and notes receivable, net	933,335	1,040,376
Total investments and notes receivable	2,347,971	2,200,696
Restricted cash	357,639	332,100
Restricted cash - due to customers	319,924	404,402
Accounts receivable (net of allowance for doubtful accounts of $2,758 and $2,877, respectively)	193,453	159,934
Goodwill	158,029	158,029
Intangible assets, net	29,283	36,328
Property and equipment, net	75,532	95,185
Other assets	279,274	203,817
Total assets	$14,063,783	13,777,753
Liabilities:
Bonds and notes payable	$7,780,927	8,309,797
Accrued interest payable	20,426	21,046
Bank deposits	1,669,173	1,186,131
Other liabilities	558,184	483,193
Due to customers	457,844	478,469
Total liabilities	10,486,554	10,478,636
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 25,259,718 shares and 25,634,748 shares, respectively	253	256
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 10,616,675 shares and 10,658,604 shares, respectively	106	107
Additional paid-in capital	1,481	7,389
Retained earnings	3,681,333	3,340,540
Accumulated other comprehensive earnings, net	2,619	1,470
Total Nelnet, Inc. shareholders' equity	3,685,792	3,349,762
Noncontrolling interests	(108,563)	(50,645)
Total equity	3,577,229	3,299,117
Total liabilities and equity	$14,063,783	13,777,753
Supplemental information - assets and liabilities of consolidated education and other lending variable-interest entities:
Loans and accrued interest receivable	$8,780,878	9,122,609
Restricted cash	326,281	287,389
Bonds and notes payable	(8,112,424)	(8,452,614)
Accrued interest payable and other liabilities	(133,502)	(88,200)
Net assets of consolidated education and other lending variable-interest entities	$861,233	869,184
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years ended December 31, 2025, 2024, and 2023

	2025	2024	2023
	(Dollars in thousands, except share data)
Interest income:
Loan interest	$686,085	787,498	931,945
Investment interest	165,374	185,901	177,855
Total interest income	851,459	973,399	1,109,800
Interest expense on bonds and notes payable and bank deposits	496,950	680,537	845,091
Net interest income	354,509	292,862	264,709
Less provision for loan losses	67,851	54,607	8,115
Less provision for beneficial interests	11,311	39,491	—
Net interest income after provision	275,347	198,764	256,594
Other income (expense):
Loan servicing and systems revenue	509,089	482,408	517,954
Education technology services and payments revenue	507,150	486,962	463,311
Reinsurance premiums earned	107,502	62,923	20,067
Solar construction revenue	14,371	56,569	31,669
Other, net	97,587	59,959	(91,989)
Gain on partial redemption of ALLO investment	175,044	—	—
Derivative market value adjustments and derivative settlements, net	(6,398)	16,258	(16,701)
Total other income (expense), net	1,404,345	1,165,079	924,311
Cost of services and expenses:
Loan servicing contract fulfillment and acquisition costs	7,555	1,889	—
Cost to provide education technology services and payments	176,907	172,763	171,183
Cost to provide solar construction services	41,810	77,673	48,576
Total cost of services	226,272	252,325	219,759
Salaries and benefits	558,786	576,931	591,537
Depreciation and amortization	33,571	58,116	79,118
Reinsurance losses and underwriting expenses	93,551	55,246	16,781
Impairment expense	29,612	3,138	31,925
Other expenses	211,568	189,503	173,070
Total operating expenses	927,088	882,934	892,431
Income before income taxes	526,332	228,584	68,715
Income tax expense	(127,986)	(52,669)	(19,385)
Net income	398,346	175,915	49,330
Net loss attributable to noncontrolling interests	30,128	8,130	40,496
Net income attributable to Nelnet, Inc.	$428,474	184,045	89,826
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$11.79	5.02	2.40
Weighted-average common shares outstanding - basic and diluted	36,341,197	36,642,533	37,416,621
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years ended December 31, 2025, 2024, and 2023
	2025		2024		2023
	(Dollars in thousands)
Net income		$398,346		175,915		49,330
Other comprehensive income:
Net changes related to foreign currency translation adjustments	$	(187)		11		(10)
Net changes related to available-for-sale debt securities:
Unrealized holding gains arising during period, net	4,130		33,479		18,379
Reclassification of (gains) losses recognized in net income, net	(2,109)		(4,534)		3,504
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	164		779		202
Income tax effect	(524)	1,661	(7,134)	22,590	(5,301)	16,784
Net changes related to cash flow hedges:
Fair value adjustments during period, net	(484)		—		—
Income tax effect	117	(367)	—	—	—	—
Net changes related to equity method investee's other comprehensive income:
Gain (loss) on cash flow hedge	55		(1,331)		622
Income tax effect	(13)	42	319	(1,012)	(149)	473
Other comprehensive income		1,149		21,589		17,247
Comprehensive income		399,495		197,504		66,577
Comprehensive loss attributable to noncontrolling interests		30,128		8,130		40,496
Comprehensive income attributable to Nelnet, Inc.		$429,623		205,634		107,073

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders' Equity
Years ended December 31, 2025, 2024, and 2023
	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
	(Dollars in thousands, except share data)
Balance as of December 31, 2022	—	26,461,651	10,668,460	$—	265	107	1,109	3,227,680	(37,366)	(8,596)	3,183,199
Net income (loss)	—	—	—	—	—	—	—	89,826	—	(40,496)	49,330
Other comprehensive income	—	—	—	—	—	—	—	—	17,247	—	17,247
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	101,237	101,237
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(105,789)	(105,789)
Cash dividends on Class A and Class B common stock - $1.06 per share	—	—	—	—	—	—	—	(39,419)	—	—	(39,419)
Issuance of common stock, net of forfeitures	—	270,550	—	—	3	—	6,165	—	—	—	6,168
Compensation expense for stock based awards	—	—	—	—	—	—	16,162	—	—	—	16,162
Repurchase of common stock	—	(336,943)	—	—	(4)	—	(20,340)	(7,684)	—	—	(28,028)
Conversion of common stock	—	5,372	(5,372)	—	—	—	—	—	—	—	—
Balance as of December 31, 2023	—	26,400,630	10,663,088	—	264	107	3,096	3,270,403	(20,119)	(53,644)	3,200,107
Net income (loss)	—	—	—	—	—	—	—	184,045	—	(8,130)	175,915
Other comprehensive income	—	—	—	—	—	—	—	—	21,589	—	21,589
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	84,770	84,770
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(75,734)	(75,734)
Cash dividends on Class A and Class B common stock - $1.12 per share	—	—	—	—	—	—	—	(40,836)	—	—	(40,836)
Issuance of common stock, net of forfeitures	—	123,742	—	—	1	—	5,140	—	—	—	5,141
Compensation expense for stock based awards	—	—	—	—	—	—	11,702	—	—	—	11,702
Repurchase of common stock	—	(894,108)	—	—	(9)	—	(12,549)	(70,732)	—	—	(83,290)
Conversion of common stock	—	4,484	(4,484)	—	—	—	—	—	—	—	—
Acquisition of remaining 20% of GRNE Solar, net of tax	—	—	—	—	—	—	—	(2,340)	—	2,093	(247)
Balance as of December 31, 2024	—	25,634,748	10,658,604	—	256	107	7,389	3,340,540	1,470	(50,645)	3,299,117
Net income (loss)	—	—	—	—	—	—	—	428,474	—	(30,128)	398,346
Other comprehensive income	—	—	—	—	—	—	—	—	1,149	—	1,149
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	205,246	205,246
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(227,653)	(227,653)
Cash dividends on Class A and Class B common stock - $1.19 per share	—	—	—	—	—	—	—	(42,993)	—	—	(42,993)
Issuance of common stock, net of forfeitures	—	149,616	—	—	2	—	3,950	—	—	—	3,952
Compensation expense for stock based awards	—	—	—	—	—	—	12,941	—	—	—	12,941
Repurchase of common stock	—	(566,575)	—	—	(6)	—	(22,799)	(46,541)	—	—	(69,346)
Conversion of common stock	—	41,929	(41,929)	—	1	(1)	—	—	—	—	—
Acquisition of remaining 20% of NextGen, net of tax	—	—	—	—	—	—	—	1,853	—	(5,383)	(3,530)
Balance as of December 31, 2025	—	25,259,718	10,616,675	$—	253	106	1,481	3,681,333	2,619	(108,563)	3,577,229

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended December 31, 2025, 2024, and 2023
	2025	2024	2023
	(Dollars in thousands)
Net income attributable to Nelnet, Inc.	$428,474	184,045	89,826
Net loss attributable to noncontrolling interests	(30,128)	(8,130)	(40,496)
Net income	398,346	175,915	49,330
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	90,622	132,527	145,393
Loan discount and deferred lender fees accretion	(107,279)	(54,053)	(30,813)
Provision for loan losses	67,851	54,607	8,115
Provision for beneficial interests	11,311	39,491	—
Derivative market value adjustments	9,098	(10,124)	41,773
Proceeds from termination of derivative instruments	—	—	164,079
(Payments to) proceeds from clearinghouse - initial and variation margin, net	(5,910)	2,374	(213,923)
Gain on partial redemption of ALLO investment	(175,044)	—	—
Loss on sale of loans, net	1,720	1,643	17,662
(Gain) loss on investments, net	(24,558)	(7,952)	122,492
Deferred income tax benefit	(4,307)	(21,621)	(52,331)
Non-cash compensation expense	13,274	12,045	16,476
Impairment expense	29,612	3,138	29,539
Other	7,997	163	326
Changes in operating assets and liabilities:
Decrease in loan and investment accrued interest receivable	40,674	220,938	47,217
(Increase) decrease in accounts receivable	(33,371)	36,106	(1,356)
Decrease in other assets	57,703	64,816	3,640
Decrease in the carrying amount of ROU asset	3,747	3,864	4,881
Decrease in accrued interest payable	(4,942)	(14,536)	(658)
Increase in other liabilities	51,806	27,356	85,537
Decrease in the carrying amount of lease liability	(5,365)	(3,807)	(5,352)
Total adjustments	24,639	486,975	382,697
Net cash provided by operating activities	422,985	662,890	432,027
Cash flows from investing activities, net of acquisitions:
Purchases and originations of loans, including cash paid for student loan trusts, net of cash and restricted cash acquired	(5,335,216)	(869,744)	(735,003)
Purchases of loans from a related party	(686,045)	(104,198)	(467,554)
Net proceeds from loan repayments, claims, and capitalized interest	5,448,255	3,179,752	2,559,384
Proceeds from sale of loans	240,525	115,657	495,534
Proceeds from sale of loans to a related party	949,093	578,593	57,484
Purchases of available-for-sale securities	(552,861)	(603,552)	(581,522)
Proceeds from sales of available-for-sale securities	289,001	445,946	963,117
Proceeds from beneficial interest in loan securitizations	77,550	52,234	32,149
Purchases of other investments and issuance of notes receivable	(591,835)	(483,714)	(344,918)
Proceeds from other investments and repayments of notes receivable	533,038	97,884	42,257
Purchases of held-to-maturity debt securities	(295)	—	(12,425)
Redemption of held-to-maturity debt securities	11,432	24,778	4,579
Purchases of property and equipment	(26,238)	(20,903)	(74,052)
Net cash provided by investing activities	$356,404	2,412,733	1,939,030

NELNET, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
Years ended December 31, 2025, 2024, and 2023
	2025	2024	2023
	(Dollars in thousands)
Cash flows from financing activities, net of acquisitions:
Payments on bonds and notes payable	$(2,615,918)	(3,644,658)	(3,606,160)
Proceeds from issuance of bonds and notes payable	1,393,200	30,652	761,182
Payments of debt issuance costs	(7,821)	(2,327)	(5,744)
Increase in bank deposits, net	483,042	442,532	52,277
(Decrease) increase in due to customers	(20,686)	52,999	77,182
Dividends paid	(42,993)	(40,836)	(39,419)
Repurchases of common stock	(69,346)	(83,290)	(28,028)
Proceeds from issuance of common stock	1,882	1,946	1,780
Acquisition of noncontrolling interest	(3,944)	(325)	—
Issuance of noncontrolling interests	153,025	79,625	88,389
Distribution to noncontrolling interests	(7,579)	(5,975)	(4,657)
Net cash used in financing activities	(737,138)	(3,169,657)	(2,703,198)
Effect of exchange rate changes on cash and restricted cash	275	(437)	16
Net increase (decrease) in cash, cash equivalents, and restricted cash	42,526	(94,471)	(332,125)
Cash, cash equivalents, and restricted cash, beginning of period	931,020	1,025,491	1,357,616
Cash, cash equivalents, and restricted cash, end of period	$973,546	931,020	1,025,491

Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$472,257	651,471	781,307
Cash disbursements made for income taxes, net of refunds and credits received (a)	$68,863	15,238	47,589
Cash disbursements made for operating leases	$5,168	4,795	6,550
Non-cash operating, investing, and financing activity:
ROU assets obtained in exchange for lease obligations	$6,584	1,331	18,860
Receipt of beneficial interest in consumer loan securitizations as consideration from sale of loans	$28,137	12,493	89,130
Receipt of asset-backed investment securities as consideration from sale of loans	$2,370	—	66,546
Student loans and other assets acquired	$672,601	121,634	—
Borrowings and other liabilities assumed in acquisition of student loans	$706,534	54,662	—
Distribution to noncontrolling interests	$220,074	69,759	101,132
Issuance of noncontrolling interests	$52,221	5,145	12,848

(a)    The Company utilized $98.6 million, $53.8 million, and $104.6 million of federal and state tax credits related primarily to renewable energy during 2025, 2024, and 2023, respectively.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows:

	As of	As of	As of	As of
	December 31, 2025	December 31, 2024	December 31, 2023	December 31, 2022
Total cash and cash equivalents	$295,983	194,518	168,112	118,146
Restricted cash	357,639	332,100	488,723	945,159
Restricted cash - due to customers	319,924	404,402	368,656	294,311
Cash, cash equivalents, and restricted cash	$973,546	931,020	1,025,491	1,357,616
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

1. Description of Business
Nelnet, Inc. and its subsidiaries (“Nelnet” or the “Company”) is an operating holding company with primary businesses in consumer lending, loan servicing, payments, and technology-enabled services, many of which are focused on serving customers in the education sector. The Company conducts these activities both directly and through its wholly owned and majority-owned subsidiaries, and actively manages and operates its businesses on an integrated basis. Nelnet’s largest operating and technology platforms support loan servicing and education-related technology and payment solutions. A significant portion of the Company’s revenue is derived from net interest income earned on a portfolio of federally insured student loans, a substantial portion of which is serviced by the Company.
The Company has also broadened its operating business mix both within and beyond its historical education-focused activities. These businesses include banking and other financial services conducted through the Company’s bank and other subsidiaries, asset management and related customer-facing servicing, real estate development and management, reinsurance operations, renewable energy development, and selected strategic interests in early-stage, emerging growth, and other operating enterprises. The Company actively manages such businesses and holds interests in them for strategic and operational purposes.
The Company earns substantially all of its revenue from external customers in the United States, and substantially all of its long-lived assets are located in the United States.
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
Subsequent to the Reconciliation Act of 2010, the Company no longer originates FFELP loans. However, a significant portion of the Company's income continues to be derived from its existing FFELP student loan portfolio. Interest income on the Company's existing FFELP loan portfolio will decline over time as the portfolio is paid down. To reduce its reliance on interest income from FFELP loans, the Company has expanded its services and products. This expansion has been accomplished through internal growth and innovation as well as acquisitions. The Company is also actively expanding its private education and consumer loan portfolios, or residual interests therein, and as part of this strategy launched Nelnet Bank in 2020. In addition, the Company has been servicing federally owned student loans for the Department since 2009.
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
•Servicing private education and consumer loans
•Providing backup servicing for private education and consumer loans
•Providing student loan servicing software and other information technology products and services
•Providing outsourced services including contact center, processing, and administrative services

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
Nelnet Servicing, LLC (“Nelnet Servicing”), a subsidiary of the Company, is one of the current five private sector entities that have student loan servicing contracts with the Department to service loans that include Federal Direct Loan Program loans originated directly by the Department and FFEL Program loans purchased by the Department.
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
Education Technology Services and Payments
The Education Technology Services and Payments reportable operating segment (referred to as Nelnet Business Services (NBS)) provides education and payment technology and services for K-12 schools, higher education institutions, and businesses in the United States and internationally. NBS provides service and technology under four divisions as described below.
FACTS provides solutions that elevate the educational experience in the K-12 private and faith-based markets for school administrators, teachers, and families. FACTS offers a comprehensive suite of services and technology in the following categories: (i) financial management, including tuition payment plans, incidental billing, payment forms, advanced accounting, financial aid management (grant and aid), and a donation platform; (ii) education technology, including a school management platform and application and enrollment services; and (iii) education services.
Nelnet Campus Commerce delivers payment technology to higher education institutions. Nelnet Campus Commerce solutions include (i) tuition management, including tuition payment plans and service and technology for student billings, payments, and refunds; and (ii) integrated commerce, including solutions for in-person, online, and mobile payment experiences on campus.
Nelnet Payment Services provides secure payment processing technology and services, including credit card and electronic transfers, to the other divisions of NBS and Nelnet in addition to other industries and software platforms across the United States.
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
Nelnet Financial Services
Nelnet Financial Services is a division of the Company that includes the following reportable operating segments:
•Asset Generation and Management
•Nelnet Bank
Asset Generation and Management
The Company's Asset Generation and Management reportable operating segment includes the acquisition, management, and ownership of the Company's loan assets (excluding loan assets held by Nelnet Bank). The majority of loan assets included in this segment are student loans originated under the FFEL Program, including the Stafford Loan Program, the PLUS Loan program, and loans that reflect the consolidation into a single loan of certain previously separate borrower obligations (“consolidation” loans). AGM also acquires private education, consumer, and other loans, or residual interests therein. AGM generates a substantial portion of its earnings from the spread, referred to as loan spread, between the yield it receives on its

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
loan portfolio and the associated costs to finance such portfolio. The loan assets are primarily held in a series of lending subsidiaries and associated securitization trusts designed specifically for this purpose. In addition to the loan spread earned on its portfolio, all costs and activity associated with managing the portfolio, such as servicing of the assets, debt maintenance, and administration costs, are included in this segment. AGM also derives revenue by providing loan administration services to third-party loan portfolio owners.
In addition to ownership of loan assets, AGM has partial ownership in consumer, private education, and federally insured student loan third-party securitizations. These residual interests were acquired by AGM or have been received in consideration of AGM selling portfolios of loans to unrelated third parties who securitized such loans. AGM’s partial ownership percentage in each loan securitization grants AGM the right to receive the corresponding percentage of cash flows generated by the securitization. Income generated by these residual interests is included in “investment interest income” on the consolidated statements of income and is not a component of the Company’s loan interest income.
Nelnet Bank
Nelnet Bank operates as an internet Utah-chartered industrial bank franchise with a home office in Salt Lake City, Utah. Nelnet Bank is focused on the private education and unsecured consumer loan marketplace.
NFS Other Operating Segments
NFS’s other operating segments that are not reportable include the operating results of:
•Nelnet Insurance Services, which primarily includes multiple reinsurance treaties on property and casualty policies
•Whitetail Rock Capital Management, LLC (WRCM), the Company's U.S. Securities and Exchange Commission (SEC)-registered investment advisor subsidiary
•The Company’s ownership and activities in real estate
•The Company’s ownership and management of its bond portfolio (primarily student loan and other asset-backed securities)
Corporate and Other Activities
Other business activities and operating segments that are not reportable and not part of the NFS division are combined and included in Corporate and Other Activities (“Corporate”). Corporate includes the following items:
•Shared service activities related to human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services
•Corporate costs and overhead functions not allocated to operating segments, including executive management, innovation initiatives, and other holding company organizational costs
•The operating results of the Company’s participation in renewable energy solar developments through tax equity structures and administrative and management services provided by the Company on solar tax equity investments made by third parties
•The operating results of Nelnet Renewable Energy, the Company’s solar engineering, procurement, and construction business. The Company sold its ownership interest in Nelnet Renewable Energy during the fourth quarter of 2025.
•The operating results of certain of the Company’s investment activities, including its ownership in ALLO Holdings LLC, a holding company for ALLO Communications LLC (collectively referred to as “ALLO”) and early-stage and emerging growth companies (venture capital)
•Interest income earned on cash balances held at the corporate level and interest expense incurred on unsecured corporate related debt transactions
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
Reclassifications
Certain amounts previously reported in the Company’s consolidated statements of income have been reclassified to conform to the current period presentation. Specifically, impairment expenses and the provision for beneficial interests, which were previously presented on a combined basis, are now reported as separate line items and included as part of “total operating expenses” and “net interest income after provision,” respectively.
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
VIEs - Not consolidated
The Company is not required to consolidate VIEs in which it has determined it is not the primary beneficiary. VIEs not consolidated by the Company include its partial ownership in ALLO, solar development projects, certain third-party loan securitizations, and certain other funds and partnerships.
ALLO
As of December 31, 2025, the Company owned 27% of the economic rights of ALLO and had a disproportionate 20% of the voting rights related to all operating decisions for ALLO's business. ALLO provides pure fiber optic service to homes and businesses for internet, television, and telephone services. See note 7 for the Company’s carrying value of its voting and preferred membership interests in ALLO, which is the Company’s maximum exposure to loss.
Renewable Energy Solar Developments
The Company makes solar tax equity contributions in entities that promote renewable energy sources. The Company’s contributions in these entities generate a return primarily through the realization of federal income tax credits, operating cash flows, and other tax benefits, such as tax deductions from operating losses of these partnerships, over specified time periods. The ownership of these developments are included in "other investments and notes receivable, net" on the consolidated balance

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
sheets. As of December 31, 2025, the Company has contributed a total of $355.6 million and its third-party partners have invested $416.0 million in tax equity that remain outstanding in renewable energy solar partnerships that support the development and operations of solar, fuel cell, and battery storage projects throughout the country. The carrying value of these assets is reduced by tax credits earned when the solar project is placed in service. The Company’s unfunded capital and other commitments related to these unconsolidated VIEs are accrued when the solar project is placed in service and are included in “other liabilities” on the consolidated balance sheets.
The Company’s maximum exposure to loss from these unconsolidated VIEs include the equity contributed, unfunded capital commitments, and previously recorded tax credits which remain subject to recapture by taxing authorities based on compliance features required to be met at the project level. The tax credit recapture period ratably decreases over 5 years from when the project is placed in service. While the Company believes potential losses from these partnerships are remote, the maximum exposure was determined by assuming a scenario where the energy-producing projects completely fail and do not meet certain government compliance requirements resulting in recapture of the related tax credits.
The following table presents a summary of solar development project VIEs that the Company has not consolidated, excluding all third-party partner impacts:

	As of December 31,
	2025	2024
Solar development project carrying amount	$(109,592)	(87,853)
Tax credits subject to recapture	220,069	173,822
Unfunded capital and other commitments	53,594	55,662
Company’s maximum exposure to loss	$164,071	141,631
As of December 31, 2025, the Company is committed to fund an additional $112.7 million on new tax equity investments, of which $59.1 million is expected to be provided by syndication partners.
Beneficial Interest in Loan Securitizations
As described above, AGM has partial ownership in consumer, private education, and federally insured student loan third-party securitizations that are classified as “beneficial interest in loan securitizations” and included in “other investments and notes receivable, net” on the Company’s consolidated balance sheets. These residual interests were acquired by AGM or have been received in consideration of AGM selling portfolios of loans to unrelated third parties who securitized such loans. For certain transactions, the Company is the sponsor and as sponsor, is required to provide a certain level of risk retention. To satisfy this requirement, the Company has purchased bonds issued in the securitizations, which are classified as available-for-sale investments, with a carrying value and fair value of $7.2 million at December 31, 2025. See note 7 for the Company’s carrying value of its beneficial interest in loan securitization investments. The carrying value of its beneficial interest in loan securitization investments and bonds held as risk retention is the Company’s maximum exposure to loss.
Funds and Partnerships
The Company has an equity interest in certain funds and partnerships, with an aggregate carrying value of $131.9 million at December 31, 2025. The ownership of these items are classified within “venture capital, funds, and other” in note 7, and are included in “other investments and notes receivable, net” on the Company’s consolidated balance sheets. The Company’s maximum exposure to loss related to the ownership of these entities are its current carrying value plus the Company’s unfunded commitment to certain funds of $8.6 million.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities, reported amounts of revenues and expenses, and other disclosures. Actual results may differ from those estimates.
Loans Receivable
Loans consist of federally insured student, private education, consumer, and other loans, including financing receivables. If the Company has the ability and intent to hold loans for the foreseeable future, such loans are held for investment and carried at amortized cost. Amortized cost includes the unamortized premium or discount and capitalized origination costs and fees, all of

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
which are amortized to interest income. Loans which are held for investment also have an allowance for loan loss as needed. Any loans the Company has the ability and intent to sell are classified as held for sale and are carried at the lower of cost or fair value. Loans which are held for sale do not have the associated premium or discount and origination costs and fees amortized into interest income and there is also no related allowance for loan losses. In addition, once a loan is classified as held for sale, any allowance for loan losses that existed immediately prior to the reclassification to held for sale is reversed through provision. There were no loans classified as held for sale as of December 31, 2025 and 2024.
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
Loans also include private education, consumer, and other loans, including financing receivables. Private education loans are loans to students or their families that are non-federal loans and loans not insured or guaranteed under the FFEL Program. These loans are used primarily to bridge the gap between the cost of higher education and the amount funded through financial aid, federal loans, or borrowers' personal resources. The terms of the private education loans, which vary on an individual basis, generally provide for repayment in monthly installments of principal and interest over a period of up to thirty years. The private education loans are not covered by a guarantee or collateral in the event of borrower default. Consumer loans are unsecured loans to an individual for personal, family, or household purposes. The terms of the consumer loans, which vary on an individual basis, generally provide for repayment in weekly or monthly installments of principal and interest over a period of up to six years. Other loans consist of home equity lines of credit and small business loans. Home equity loans are made to an individual primarily for debt consolidation purposes using equity in the borrower’s home as security in the form of primarily second liens. These loans typically have a revolving draw period of five years and a repayment period at the end of the draw period of five to ten years. Principal and interest payments are generally required to be made during the draw and repayment periods. Small business loans have no stated coupon rate but the borrower is charged a one-time lender fee that is accreted to interest income over the estimated life of the loan. Minimum payments on such loans are due every 60 days. Financing receivables include Pay Later receivables which enable consumers to purchase goods or services at the time of the transaction and split their purchase into installment payments. There are typically four installment payments made over approximately 60 days. The Company purchases Pay Later receivables at a discount via a forward flow agreement from an unrelated third party and accretes the discount into interest income over the estimated life of the receivable.
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
The Company determines its estimated credit losses for the following financial assets as follows:
Loans receivable
The Company aggregates loans with similar risk characteristics into pools to estimate its expected credit losses. The Company evaluates such pooling decisions each quarter and makes adjustments as risk characteristics change. Management has determined that the federally insured, private education, and consumer and other financing receivables portfolios each meet the definition of a portfolio segment, which is defined as the level at which an entity develops and documents a systematic method for determining its allowance for loan losses. Accordingly, the portfolio segment disclosures are presented on this basis in note 4 for each of these portfolios. The Company does not disaggregate its portfolio segment loan portfolios into classes of financing receivables.
The Company utilizes an undiscounted cash flow methodology in determining its lifetime expected credit losses on its federally insured and private education loan portfolios and a remaining life methodology for its consumer and other financing receivables portfolios. For the undiscounted cash flow models, the expected credit losses are the product of multiplying the Company’s estimates of probability of default and loss given default and the exposure of default over the expected life of the loans. For the remaining life method, the expected credit losses are the product of multiplying the Company’s estimated net loss rate by the exposure at default over the expected life of the loans. Management estimates the allowance balance using relevant available information, from internal and external sources, relating to past events, current economic conditions, and reasonable and supportable forecasts. The Company has determined that, for modeling current expected credit losses, the Company can reasonably estimate expected losses that incorporate current economic conditions and forecasted probability weighted economic scenarios up to a one-year period. Macroeconomic factors used in the models include such variables as unemployment rates, gross domestic product, and consumer price index. After the "reasonable and supportable" period, the Company reverts to its actual long-term historical loss experience in the historical observation period. The Company uses a straight-line reversion method over two years. Historical credit loss experience provides the basis for the estimation of expected credit losses. A portion of the allowance is comprised of qualitative adjustments to historical loss experience.
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
The federal government guarantees 97% of the principal of and the interest on federally insured student loans disbursed on and after July 1, 2006 (and 98% for those loans disbursed on and after October 1, 1993 and prior to July 1, 2006), which limits the Company’s loss exposure on the outstanding balance of the Company’s federally insured portfolio. Federally insured student loans disbursed prior to October 1, 1993 are fully insured. Private education, consumer, and other loans, including financing receivables, are unsecured, with neither a government nor a private insurance guarantee. Accordingly, the Company bears the full risk of loss on these loans if the borrower and co-borrower, if applicable, default. The Company places private education, consumer, and other loans on nonaccrual status when the collection of principal and interest is 90 days past due and charges off the loan when the collection of principal and interest is 120 days or 180 days past due, depending on type of loan program. Collections, if any, are reflected as a recovery through the allowance for loan losses.

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
Cash and Cash Equivalents
The Company considers all investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents include amounts due to Nelnet Bank from the Federal Reserve Bank of $14.1 million and $30.5 million as of December 31, 2025 and 2024, respectively.
Investments
The Company accounts for purchases and sales of Non-Nelnet Bank debt securities on a settlement-date basis and Nelnet Bank debt securities on a trade-date basis. When an investment is sold, the cost basis is determined through specific identification of the security sold. The Company classifies its debt securities as either available-for-sale or held-to-maturity. Securities classified as available-for-sale are carried at fair value, with the changes in fair value, net of taxes, carried as a separate component of accumulated other comprehensive earnings in the consolidated statements of shareholders’ equity. The amortized cost of debt securities in this classification is adjusted for amortization of premiums and accretion of discounts, which are amortized using the effective interest rate method. For available-for-sale debt securities where fair value is less than amortized cost, credit-related impairment, if any, is recognized through an allowance for credit losses and adjusted each period for changes in credit risk. Securities in which the Company has the intent and ability to hold until maturity are classified as held-to-maturity. These securities are carried at amortized cost, with expected future credit losses, if any, recognized through an allowance for credit losses.
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
The Company accounts for its qualifying equity contributions to solar development partnerships under the proportional amortization method (PAM). The Company evaluates each solar tax equity contribution to determine if it meets the qualifications to apply the PAM. For qualifying contributions, the Company uses the flow-through method of accounting to account for the related tax credit. The flow-through method requires a partner to amortize its contributions through income tax expense (or benefit) as an offset to the nonrefundable income tax credits and other income tax benefits, such as tax deductions from operating losses of the partnership.
The Company accounts for its non-qualifying PAM solar development partnerships and certain other entities in which it has partial ownership (including, but not limited to, ALLO and real estate partnerships) under the Hypothetical Liquidation at Book Value (HLBV) method of accounting. The HLBV method of accounting is used by the Company for equity method investments when the liquidation rights and priorities as defined by an equity investment agreement differ from what is reflected by the underlying percentage ownership or voting interests. The Company applies the HLBV method using a balance sheet approach. A calculation is prepared at each balance sheet date to determine the amount that the Company would receive if an equity investment entity were to liquidate its net assets and distribute that cash to the investors based on the contractually defined liquidation priorities. The difference between the calculated liquidation distribution amounts at the beginning and the end of the reporting period, after adjusting for capital contributions and distributions, is the amount the Company recognizes for its share of the earnings or losses from the equity investment for the period.
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
Restricted Cash and Restricted Investments
Restricted cash primarily includes amounts for student loan securitizations and other secured borrowings. This cash must be used to make payments related to trust obligations. Amounts on deposit in these accounts are primarily the result of timing differences between when principal and interest is collected on the loans held as trust assets and when principal and interest is paid on the trust's asset-backed debt securities. Restricted cash also includes collateral deposits with derivative counterparties and third-party clearinghouses.
In accordance with local insurance regulations, Nelnet Insurance Service’s consolidated captive insurance companies are required to hold collateral in third-party trusts related to its reinsurance treaties primarily consisting of property and casualty policies. The cash and investments in such trusts are classified by the Company as restricted. Restricted investments include student loan and other asset-backed securities classified as available-for-sale. In addition, Nelnet Insurance Services retains cash it collects on behalf of its third party to which it has retroceded a portion of its exposure.
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
A portion of cash collected for customers in the Company's Education Technology Services and Payments operating segment are held at Nelnet Bank, in which Nelnet Bank can use these cash deposits for general operating purposes and is no longer

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
considered restricted. As of December 31, 2025 and 2024, $49.0 million and $22.5 million, respectively, of cash collected for customers is held at Nelnet Bank.
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
For the 2025, 2024, and 2023 annual reviews of goodwill, the Company assessed qualitative factors, with the exception of one reporting unit in 2023, and concluded it was not more likely than not that the fair value of its reporting units was less than their carrying amount. As such, except for the one reporting unit in 2023, no further impairment analysis was required. For the one reporting unit in 2023 that the Company concluded it was more likely than not that the fair value was less than its carrying amount, the Company performed a quantitative impairment test and concluded there was an impairment. See note 11 for additional information.
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
Reinsurance premiums earned and related expenses - The Company earns reinsurance premiums primarily on prospective property and casualty reinsurance contracts over the loss exposure or coverage period in proportion to the level of protection provided. Reinsurance premiums are recognized as income, net of amounts ceded to reinsurers, over the terms of the related contracts and polices, which is generally pro rata over a policy period of 12 months. Unearned premiums represent the portion of premiums written related to the unexpired terms of contracts and policies in force.
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
The Company records derivative instruments that are not required to be cleared at a clearinghouse (non-centrally cleared derivatives) in the consolidated balance sheets on a gross basis as either an asset or liability measured at its fair value. Certain non-centrally cleared derivatives are subject to right of offset provisions with counterparties. For these derivatives, the Company does not offset fair value amounts executed with the same counterparty under a master netting arrangement. In addition, the Company does not offset fair value amounts recognized for derivative instruments with respect to the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable). The Company determines the fair value for its non-centrally cleared derivative instruments using either pricing models that consider current market conditions and the contractual terms of the derivative instrument; or counterparty valuations. The factors that impact the fair value of the Company’s derivatives include interest rates, time value, the forward interest rate curve, and volatility assumptions.
Management has structured all of the Company's derivative transactions with the intent that each is economically effective; however, the majority of the Company's derivative instruments do not qualify for hedge accounting in the consolidated financial statements. As a result, the change in market value of derivative instruments is reported in current period earnings. Changes or shifts in the forward yield curve can significantly impact the valuation of the Company’s derivatives, and therefore impact the results of operations of the Company. The changes in fair value of derivative instruments, as well as the settlement payments made on such derivatives, are included in “derivative market value adjustments and derivative settlements, net” on the consolidated statements of income.
Certain derivative instruments have been designated as cash flow hedges. These hedges are used to manage exposure to variability in forecasted cash flows related to interest payments on variable-rate third-party deposits. For qualifying cash flow hedges, changes in the fair value are recognized in other comprehensive income in the consolidated financial statements and reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings, which are included in “interest expense on bonds and notes payable and bank deposits”. The Company formally documents the hedging relationships, including the risk management objective and strategy for undertaking the hedge, the hedged item, the hedging instrument, and the nature of the risk being hedge. This process includes linking all derivatives that are designated as cash flow hedges to specific forecasted transactions. The Company formally assesses, both at inception and on an ongoing quarterly basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting cash flows of hedged items.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
The Company discontinues hedge accounting prospectively if it is determined that the derivative is no longer effective in offsetting changes in cash flows of the hedged item; the derivative expires or is sold, terminated, or exercised; it is unlikely that a forecasted transaction will occur; or management determines that designation of the derivative as a hedging instrument is no longer appropriate.
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
During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. As required by the ASC Topic 740, Income Taxes, the Company recognizes in the consolidated financial statements only those tax positions determined to be more likely than not of being sustained upon examination, based on the technical merits of the positions. It further requires that a change in judgment related to the expected ultimate resolution of uncertain tax positions be recognized in earnings in the period of such change. For unrecognized tax benefits that are expected to be settled using available tax credit carryforwards, the amounts are presented on the balance sheet as a reduction of deferred tax assets.
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
Translation of Foreign Currencies
The Company’s foreign subsidiaries use the local currency of the countries in which they are located as their functional currency. Accordingly, assets and liabilities are translated into U.S. dollars (the Company’s reporting currency) using the exchange rates in effect on the consolidated balance sheet dates. Equity accounts are translated at historical rates, except for the change in retained earnings during the year, which is the result of the income statement translation process. Revenue and expense accounts are translated using the weighted-average exchange rate during the period. The cumulative translation adjustments associated with the net assets of foreign subsidiaries are recorded in accumulated other comprehensive earnings in the consolidated statements of shareholders’ equity.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
3. Partial Redemption of ALLO Investment
Nelnet had both voting and preferred membership interest ownership in ALLO. In June 2025, ALLO executed a financing transaction that resulted in gross proceeds to ALLO of $500 million (the “Financing”). In conjunction with the Financing, Nelnet, ALLO, and certain other ALLO members entered into a Membership Unit Redemption Agreement pursuant to which ALLO agreed to redeem certain of its membership interests from certain members of ALLO, including Nelnet (the “Transaction”). As part of the Transaction, ALLO redeemed all of Nelnet's outstanding preferred membership interest that was outstanding on June 4, 2025, including the preferred return accrued on such membership interest through the Transaction's closing date. In addition, ALLO redeemed more than 50% of Nelnet’s voting membership interest in ALLO.
Upon closing, Nelnet received cash proceeds of $410.9 million from ALLO related to these redemptions and recognized a pre-tax gain of $175.0 million, attributable to the redemption of the voting membership interest. The gain is included in "gain on partial redemption of ALLO investment" on the Company's consolidated statements of income.
Following the closing of the Transaction, Nelnet maintains a significant voting equity interest in ALLO. Nelnet’s ownership of voting membership interest in ALLO decreased from 45% to 27%. The Company continues to account for its remaining 27% voting membership interest in ALLO under the HLBV method of accounting, with the carrying value of such interest remaining at $0.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
4. Loans and Accrued Interest Receivable and Allowance for Loan Losses
Loans and accrued interest receivable consisted of the following:

	As of	As of
	December 31, 2025	December 31, 2024
Non-Nelnet Bank:
Federally insured loans:
Stafford and other	$1,772,172	2,108,960
Consolidation	5,665,071	6,279,604
Total	7,437,243	8,388,564
Private education loans	139,209	221,744
Consumer loans and other financing receivables (a)	1,122,717	345,560
Non-Nelnet Bank loans	8,699,169	8,955,868
Nelnet Bank:
Federally insured loans:
Stafford and other	23,960	—
Consolidation	148,360	—
Total	172,320	—
Private education loans	518,634	482,445
Consumer and other loans	266,608	162,152
Nelnet Bank loans	957,562	644,597
Accrued interest receivable	528,936	549,283
Loan discount and deferred lender fees, net of unamortized loan premiums and deferred origination costs	(46,894)	(42,114)
Allowance for loan losses:
Non-Nelnet Bank:
Federally insured loans	(42,080)	(49,091)
Private education loans	(6,894)	(11,130)
Consumer loans and other financing receivables	(57,360)	(38,468)
Non-Nelnet Bank allowance for loan losses	(106,334)	(98,689)
Nelnet Bank:
Federally insured loans	(676)	—
Private education loans	(12,932)	(10,086)
Consumer and other loans	(12,136)	(6,115)
Nelnet Bank allowance for loan losses	(25,744)	(16,201)
	$10,006,695	9,992,744
(a)    Included in "consumer loans and other financing receivables" in the above table are Pay Later receivables that the Company began to purchase in the third quarter of 2025. As of December 31, 2025, the balance of Pay Later receivables was $744.2 million.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
The following table summarizes the allowance for loan losses as a percentage of the ending loan balance for each of the Company's loan portfolios:

	As of	As of
	December 31, 2025	December 31, 2024
Non-Nelnet Bank:
Federally insured loans (a)	0.57%	0.59%
Private education loans	4.95%	5.02%
Consumer loans and other financing receivables (b)	5.11%	11.13%
Nelnet Bank:
Federally insured loans (a)	0.39%	—
Private education loans	2.49%	2.09%
Consumer and other loans	4.55%	3.77%
(a)    The allowance for loan losses as a percent of the risk sharing component of federally insured student loans not covered by the federal guaranty for Non-Nelnet Bank was 19.3% and 20.6% as of December 31, 2025 and December 31, 2024, respectively, and for Nelnet Bank was 17.3% as of December 31, 2025.
(b)    In the third quarter of 2025, the Company began to purchase Pay Later receivables that have lower allowance rates.
Consumer Loan Sales
During 2025, 2024, and 2023, the Company sold $203.7 million, $148.0 million, and $670.7 million of consumer loans, respectively, and recognized net losses from such transactions of $2.7 million, $1.6 million, and $17.7 million, respectively. Consumer loans sold by the Company during these periods were to non-affiliated third parties who securitized such loans. As partial consideration received for the loans sold, the Company received residual interests in the loan securitizations that are included in "other investments and notes receivable, net" on the Company's consolidated balance sheets.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
Activity in the Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio segment:

	Balance at beginning of period	Provision (negative provision) for loan losses	Charge-offs	Recoveries	Initial allowance on loans purchased with credit deterioration	Loan sales	Balance at end of period
	Year ended December 31, 2025
Non-Nelnet Bank:
Federally insured loans	$49,091	6,992	(13,741)	—	—	(262)	42,080
Private education loans	11,130	(2,761)	(2,397)	922	—	—	6,894
Consumer loans and other financing receivables	38,468	45,030	(27,708)	1,570	—	—	57,360
Nelnet Bank:
Federally insured loans	—	482	(68)	—	—	262	676
Private education loans	10,086	8,696	(8,015)	1,105	1,060	—	12,932
Consumer and other loans	6,115	8,979	(3,304)	346	—	—	12,136
	$114,890	67,418	(55,233)	3,943	1,060	—	132,078
	Year ended December 31, 2024
Non-Nelnet Bank:
Federally insured loans	$68,453	(917)	(18,445)	—	—	—	49,091
Private education loans	15,750	(392)	(5,045)	817	—	—	11,130
Consumer loans and other financing receivables	11,742	29,000	(11,033)	1,349	—	7,410	38,468
Nelnet Bank:
Private education loans	3,347	7,830	(3,084)	762	1,231	—	10,086
Consumer and other loans	5,351	18,918	(11,091)	347	—	(7,410)	6,115
	$104,643	54,439	(48,698)	3,275	1,231	—	114,890

	Year ended December 31, 2023
Non-Nelnet Bank:
Federally insured loans	$83,593	4,303	(19,593)	—	6	144	68,453
Private education loans	15,411	2,865	(3,306)	780	—	—	15,750
Consumer loans and other financing receivables	30,263	(7,528)	(12,467)	1,474	—	—	11,742
Nelnet Bank:
Federally insured loans	170	(14)	(12)	—	—	(144)	—
Private education loans	2,390	2,171	(1,214)	—	—	—	3,347
Consumer and other loans	—	6,245	(1,775)	881	—	—	5,351
	$131,827	8,042	(38,367)	3,135	6	—	104,643
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
The following table presents the reduction to provision for loan losses as a result of consumer loan sales during the periods presented:

	Provision for current period	Reduction to provision - loan sales	Provision (negative provision) for loan losses
	Year ended December 31, 2025
Non-Nelnet Bank
Consumer loans and other financing receivables	$74,016	(28,986)	45,030

	Year ended December 31, 2024
Non-Nelnet Bank
Consumer loans and other financing receivables	$42,529	(13,529)	29,000

	Year ended December 31, 2023
Non-Nelnet Bank
Consumer loans and other financing receivables	$49,807	(57,335)	(7,528)
The following table summarizes annualized net charge-offs as a percentage of average loans for each of the Company's loan portfolios:

	Year ended December 31,
	2025	2024	2023
Non-Nelnet Bank:
Federally insured loans	0.16%	0.18%	0.15%
Private education loans	0.87%	1.70%	0.99%
Consumer loans and other financing receivables (a)	4.61%	7.58%	5.67%
Nelnet Bank:
Federally insured loans	0.06%	—	0.02%
Private education loans	1.35%	0.60%	0.34%
Consumer and other loans (b)	1.41%	6.69%	2.64%
(a)    In the third quarter of 2025, the Company began to purchase Pay Later receivables that have lower charge-off rates.
(b)    Decrease in net charge-offs as a percentage of average loans in 2025 compared with 2024 was due to a change in mix of consumer loan portfolios that resulted in a portfolio of loans with an overall higher credit quality in 2025 compared with 2024 and Nelnet Bank exiting a consumer loan program in December 2024 that had previously incurred significant charge-offs.
Unfunded Loan Commitments
As of December 31, 2025 and 2024, Nelnet Bank had a liability of approximately $760,000 and $326,000, respectively, related to $76.5 million and $40.7 million, respectively, of unfunded private education, consumer, and other loan commitments. When a new loan commitment is made, the Company records an allowance that is included in "other liabilities" on the consolidated balance sheet by recording a provision for loan losses. When the loan is funded, the Company transfers the liability to the allowance for loan losses. Below is a reconciliation of the provision for loan losses reported in the consolidated statements of income:

	Year ended December 31,
	2025	2024	2023
Provision for loan losses from allowance activity table above	$67,418	54,439	8,042
Provision for unfunded loan commitments	433	168	73
Provision for loan losses reported in consolidated statements of income	$67,851	54,607	8,115

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

	As of December 31,
	2025			2024			2023
Federally insured loans - Non-Nelnet Bank:
Loans in-school/grace/deferment (a)	$336,749	4.5%		$376,765	4.5%		$522,304	4.5%
Loans in forbearance (b)	493,277	6.6		586,412	7.0		979,588	8.4
Loans in repayment status:
Loans current	5,701,660		86.3%	6,374,897		85.9%	8,416,624		82.6%
Loans delinquent 31-60 days (c)	234,259		3.5	243,348		3.3	377,108		3.7
Loans delinquent 61-90 days (c)	147,645		2.2	166,474		2.2	254,553		2.5
Loans delinquent 91-120 days (c)	94,765		1.4	113,838		1.5	187,145		1.9
Loans delinquent 121-270 days (c)	280,899		4.3	380,823		5.1	685,829		6.7
Loans delinquent 271 days or greater (c)(d)	147,989		2.3	146,007		2.0	263,056		2.6
Total loans in repayment	6,607,217	88.9	100.0%	7,425,387	88.5	100.0%	10,184,315	87.1	100.0%
Total federally insured loans	7,437,243	100.0%		8,388,564	100.0%		11,686,207	100.0%
Accrued interest receivable	506,943			540,272			757,713
Loan discount, net of unamortized premiums and deferred origination costs	(23,513)			(21,513)			(28,963)
Allowance for loan losses	(42,080)			(49,091)			(68,453)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$7,878,593			$8,858,232			$12,346,504
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment (a)	$3,094	2.2%		$5,997	2.7%		$9,475	3.4%
Loans in forbearance (b)	3,049	2.2		2,089	0.9		2,529	0.9
Loans in repayment status:
Loans current	130,018		97.7%	206,825		96.8%	257,639		97.1%
Loans delinquent 31-60 days (c)	1,253		0.9	3,424		1.6	3,395		1.3
Loans delinquent 61-90 days (c)	515		0.4	1,275		0.6	1,855		0.7
Loans delinquent 91 days or greater (c)	1,280		1.0	2,134		1.0	2,427		0.9
Total loans in repayment	133,066	95.6	100.0%	213,658	96.4	100.0%	265,316	95.7	100.0%
Total private education loans	139,209	100.0%		221,744	100.0%		277,320	100.0%
Accrued interest receivable	1,120			2,019			2,653
Loan discount, net of unamortized premiums	(4,317)			(6,350)			(8,037)
Allowance for loan losses	(6,894)			(11,130)			(15,750)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$129,118			$206,283			$256,186

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	As of December 31,
	2025			2024			2023
Consumer loans and other financing receivables - Non-Nelnet Bank:
Loans in forbearance (b)	$1,698	0.2%		$150	0.0%		$146	0.2%
Loans in repayment status:
Loans current	1,085,883		96.9%	335,355		97.1%	81,195		94.6%
Loans delinquent 31-60 days (c)	13,723		1.2	3,667		1.1	2,035		2.4
Loans delinquent 61-90 days (c)	10,797		1.0	2,143		0.6	1,189		1.4
Loans delinquent 91 days or greater (c)	10,616		0.9	4,245		1.2	1,370		1.6
Total loans in repayment	1,121,019	99.8	100.0%	345,410	100.0	100.0%	85,789	99.8	100.0%
Total consumer loans and other financing receivables	1,122,717	100.0%		345,560	100.0%		85,935	100.0%
Accrued interest receivable	1,497			1,868			861
Loan discount and deferred lender fees, net of unamortized premiums	(17,845)			(10,713)			(2,474)
Allowance for loan losses	(57,360)			(38,468)			(11,742)
Total consumer loans and other financing receivables and accrued interest receivable, net of allowance for loan losses	$1,049,009			$298,247			$72,580

Federally insured loans - Nelnet Bank (e):
Loans in-school/grace/deferment (a)	$6,162	3.6%
Loans in forbearance (b)	8,787	5.1
Loans in repayment status:
Loans current	141,357		89.9%
Loans delinquent 30-59 days (c)	5,686		3.6
Loans delinquent 60-89 days (c)	2,703		1.7
Loans delinquent 90-119 days (c)	980		0.6
Loans delinquent 120-270 days (c)	4,844		3.1
Loans delinquent 271 days or greater (c)(d)	1,801		1.1
Total loans in repayment	157,371	91.3	100.0%
Total federally insured loans	172,320	100.0%
Accrued interest receivable	10,939
Loan premium	910
Allowance for loan losses	(676)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$183,493
Private education loans - Nelnet Bank (e):
Loans in-school/grace/deferment (a)	$56,667	10.9%		$31,674	6.6%		$19,089	5.3%
Loans in forbearance (b)	1,684	0.3		3,061	0.6		1,285	0.4
Loans in repayment status:
Loans current	451,221		98.0%	439,569		98.2%	338,448		99.5%
Loans delinquent 30-59 days (c)	4,001		0.9	4,327		1.0	839		0.2
Loans delinquent 60-89 days (c)	2,327		0.5	1,497		0.3	253		0.1
Loans delinquent 90 days or greater (c)	2,734		0.6	2,317		0.5	606		0.2
Total loans in repayment	460,283	88.8	100.0%	447,710	92.8	100.0%	340,146	94.3	100.0%
Total private education loans	518,634	100.0%		482,445	100.0%		360,520	100.0%
Accrued interest receivable	6,599			4,103			2,023
Loan discount, net of unamortized premiums and deferred origination costs	(5,686)			(4,581)			5,608
Allowance for loan losses	(12,932)			(10,086)			(3,347)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$506,615			$471,881			$364,804

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	As of December 31,
	2025			2024			2023
Consumer and other loans - Nelnet Bank (e):
Loans in deferment	$10,006	3.8%		$5,186	3.2%		$103	0.1%
Loans in repayment status:
Loans current	254,448		99.2%	155,772		99.2%	69,584		96.3%
Loans delinquent 30-59 days (c)	1,225		0.5	803		0.5	1,075		1.5
Loans delinquent 60-89 days (c)	560		0.2	243		0.2	941		1.3
Loans delinquent 90 days or greater (c)	369		0.1	148		0.1	649		0.9
Total loans in repayment	256,602	96.2	100.0%	156,966	96.8	100.0%	72,249	99.9	100.0%
Total consumer and other loans	266,608	100.0%		162,152	100.0%		72,352	100.0%
Accrued interest receivable	1,838			1,021			575
Loan premium, net of unaccreted discount	3,557			1,043			(6)
Allowance for loan losses	(12,136)			(6,115)			(5,351)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses	$259,867			$158,101			$67,570
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
FICO Scores
An additional key credit quality indicator for Nelnet Bank private education and consumer loans is FICO scores at the time of origination or purchase. The following tables highlight the gross principal balance of Nelnet Bank's portfolios, by year of origination, stratified by FICO score at the time of origination or purchase:
Nelnet Bank Private Education Loans

	Loan balance as of December 31, 2025
	2025	2024	2023	2022	2021	Prior years	Total	Percent of total
FICO at origination or purchase:
Less than 705	$5,540	2,788	2,909	4,061	3,519	18,772	37,589	7.2%
705 - 734	9,056	4,795	7,480	17,048	6,565	14,410	59,354	11.4
735 - 764	12,256	5,534	7,073	26,369	11,066	21,511	83,809	16.2
765 - 794	16,293	6,471	5,035	40,851	20,858	26,025	115,533	22.3
Greater than 794	23,370	14,017	11,819	57,404	40,529	68,618	215,757	41.6
No FICO score available or required (a)	—	2,275	4,317	—	—	—	6,592	1.3
	$66,515	35,880	38,633	145,733	82,537	149,336	518,634	100.0%

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Loan balance as of December 31, 2024
	2024	2023	2022	2021	2020	Prior years	Total	Percent of total
FICO at origination or purchase:
Less than 705	$2,566	3,578	4,759	4,182	331	15,485	30,901	6.4%
705 - 734	3,736	8,874	19,666	7,531	426	12,349	52,582	10.9
735 - 764	4,398	8,629	29,918	12,775	1,286	17,920	74,926	15.5
765 - 794	4,600	6,115	46,340	24,073	1,105	23,867	106,100	22.0
Greater than 794	9,971	15,471	67,454	49,408	4,406	63,258	209,968	43.5
No FICO score available or required (a)	2,476	5,492	—	—	—	—	7,968	1.7
	$27,747	48,159	168,137	97,969	7,554	132,879	482,445	100.0%
Nelnet Bank Consumer and Other Loans

	Loan balance as of December 31, 2025
	2025	2024	2023	2022	2021	Prior years	Total	Percent of total
FICO at origination:
Less than 720	$13,054	16,301	1,618	—	275	1,210	32,458	12.2%
720 - 769	24,995	36,292	3,621	15	5,231	6,686	76,840	28.8
Greater than 769	54,681	47,537	5,819	90	5,084	3,161	116,372	43.6
No FICO score available or required (a)	30,719	9,473	431	259	53	3	40,938	15.4
	$123,449	109,603	11,489	364	10,643	11,060	266,608	100.0%

	Loan balance as of December 31, 2024
	2024	2023	2022	2021	2020	Prior years	Total	Percent of total
FICO at origination:
Less than 720	$19,264	1,762	—	376	675	1,170	23,247	14.3%
720 - 769	41,217	4,502	19	6,152	5,448	3,105	60,443	37.3
Greater than 769	57,323	6,577	103	5,834	2,755	1,165	73,757	45.5
No FICO score available or required (a)	3,936	437	277	55	—	—	4,705	2.9
	$121,740	13,278	399	12,417	8,878	5,440	162,152	100.0%
(a)    Loans with no FICO score available or required refers to loans issued to borrowers for which the Company cannot obtain a FICO score or are not required to under a special purpose credit program. Management proactively assesses the risk and size of this loan category and, when necessary, takes actions to mitigate the credit risk.
Nonaccrual Status
The Company does not place federally insured loans on nonaccrual status due to the government guaranty. The amortized cost of private education, consumer, and other loans on nonaccrual status, as well as the allowance for loan losses related to such loans, as of December 31, 2025, 2024, and 2023 was not material.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
Amortized Cost Basis by Origination Year
The following table presents the amortized cost of the Company's private education, consumer, and other loans by loan status and delinquency amount as of December 31, 2025, based on year of origination. Effective July 1, 2010, no new loan originations can be made under the FFEL Program and all new federal loan originations must be made under the Federal Direct Loan Program. As such, all the Company’s federally insured loans were originated prior to July 1, 2010.

	2025	2024	2023	2022	2021	Prior years	Total
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$—	—	—	264	1,187	1,643	3,094
Loans in forbearance	—	—	—	47	217	2,785	3,049
Loans in repayment status:
Loans current	—	—	170	3,483	5,528	120,837	130,018
Loans delinquent 31-60 days	—	—	—	53	36	1,164	1,253
Loans delinquent 61-90 days	—	—	—	—	5	510	515
Loans delinquent 91 days or greater	—	—	—	—	7	1,273	1,280
Total loans in repayment	—	—	170	3,536	5,576	123,784	133,066
Total private education loans	$—	—	170	3,847	6,980	128,212	139,209
Accrued interest receivable							1,120
Loan discount, net of unamortized premiums							(4,317)
Allowance for loan losses							(6,894)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$129,118
Gross charge-offs - year ended December 31, 2025	$—	—	—	—	126	2,271	2,397

Consumer loans and other financing receivables - Non-Nelnet Bank:
Loans in forbearance	$201	513	984	—	—	—	1,698
Loans in repayment status:
Loans current	1,039,652	25,621	19,091	1,061	198	260	1,085,883
Loans delinquent 31-60 days	11,899	1,066	566	177	15	—	13,723
Loans delinquent 61-90 days	9,411	852	506	28	—	—	10,797
Loans delinquent 91 days or greater	7,487	1,706	696	654	73	—	10,616
Total loans in repayment	1,068,449	29,245	20,859	1,920	286	260	1,121,019
Total consumer loans and other financing receivables	$1,068,650	29,758	21,843	1,920	286	260	1,122,717
Accrued interest receivable							1,497
Loan discount and deferred lender fees, net of unamortized premiums							(17,845)
Allowance for loan losses							(57,360)
Total consumer loans and other financing receivables and accrued interest receivable, net of allowance for loan losses							$1,049,009
Gross charge-offs - year ended December 31, 2025	$9,364	11,244	6,753	321	17	9	27,708

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	2025	2024	2023	2022	2021	Prior years	Total
Private education loans - Nelnet Bank:
Loans in-school/grace/deferment	$25,934	16,783	7,755	4,366	253	1,576	56,667
Loans in forbearance	109	7	218	472	417	461	1,684
Loans in repayment status:
Loans current	39,474	18,723	29,419	140,189	80,799	142,617	451,221
Loans delinquent 30-59 days	539	169	475	391	488	1,939	4,001
Loans delinquent 60-89 days	306	140	435	263	11	1,172	2,327
Loans delinquent 90 days or greater	153	58	331	52	569	1,571	2,734
Total loans in repayment	40,472	19,090	30,660	140,895	81,867	147,299	460,283
Total private education loans	$66,515	35,880	38,633	145,733	82,537	149,336	518,634
Accrued interest receivable							6,599
Loan discount, net of unamortized premiums and deferred origination costs							(5,686)
Allowance for loan losses							(12,932)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$506,615
Gross charge-offs - year ended December 31, 2025	$11	538	1,330	1,062	539	4,535	8,015

Consumer and other loans - Nelnet Bank:
Loans in deferment	$9,713	293	—	—	—	—	10,006
Loans in repayment status:
Loans current	113,231	107,946	11,418	364	10,529	10,960	254,448
Loans delinquent 30-59 days	505	597	71	—	—	52	1,225
Loans delinquent 60-89 days	—	402	—	—	114	44	560
Loans delinquent 90 days or greater	—	365	—	—	—	4	369
Total loans in repayment	113,736	109,310	11,489	364	10,643	11,060	256,602
Total consumer and other loans	$123,449	109,603	11,489	364	10,643	11,060	266,608
Accrued interest receivable							1,838
Loan premium, net of unaccreted discount							3,557
Allowance for loan losses							(12,136)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses							$259,867
Gross charge-offs - year ended December 31, 2025	$61	1,956	476	—	523	288	3,304

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
5. Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of December 31, 2025
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$6,448,212	4.35% - 5.85%	3/22/32 - 11/27/90
Bonds and notes based on auction	24,150	0.01% - 5.10%	3/22/32 - 8/25/37
Total FFELP variable-rate bonds and notes	6,472,362
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	302,791	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facility	213,982	4.83% / 4.84%	1/29/27
Consumer loan warehouse and other facilities	767,951	5.01% - 5.67%	11/13/27 - 2/29/28
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	35,770	5.15% / 6.12%	6/25/49 / 11/25/53
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	27,391	7.15%	11/25/53
Unsecured line of credit	—	—	9/22/26
Participation agreements	1,322	4.53% - 5.82%	5/4/26 / 7/28/32
	7,821,569
Discount on bonds and notes payable and debt issuance costs	(40,642)
Total	$7,780,927

	As of December 31, 2024
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$6,923,824	4.89% - 6.45%	8/26/30 - 9/25/69
Bonds and notes based on auction	36,395	5.71% - 5.72%	3/22/32 - 8/25/37
Total FFELP variable-rate bonds and notes	6,960,219
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	346,359	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facilities	853,165	4.41% - 4.69%	1/31/26 / 4/1/26
Consumer loan warehouse facilities	90,000	4.46% / 4.57%	8/1/26 / 11/13/27
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	54,973	5.90% / 6.82%	6/25/49 / 11/25/53
Fixed-rate bonds and notes issued in private education loan asset-backed securitizations	50,415	5.35% / 7.15%	12/28/43 / 11/25/53
Unsecured line of credit	—	—	9/22/26
Participation agreements	3,320	5.27% - 5.82%	5/4/25 / 1/30/33
	8,358,451
Discount on bonds and notes payable and debt issuance costs	(48,654)
Total	$8,309,797

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
Warehouse and Other Facilities
The Company funds a portion of its loan acquisitions through the use of warehouse and other secured facilities. Loan warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements. The following table summarizes the Company's warehouse and other facilities as of December 31, 2025:

Type of loans	Maximum financing amount	Amount outstanding	Amount available	Expiration of liquidity provisions	Final maturity date	Advance rate	Advanced as equity support
FFELP (a)	$800,000	213,982	586,018	1/30/2026	1/29/2027	note (b)	$17,071
Consumer loans and other financing receivables	$925,000	767,951	157,049	11/13/2026 - 7/31/2027	11/13/2027 - 2/29/2028	50% - 90%	$121,949
(a)    On January 30, 2026, the Company extended the liquidity provisions and final maturity date on this facility to July 31, 2026 and July 30, 2027, respectively.
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
The following table summarizes the asset-backed securitization transaction completed during the year ended December 31, 2025. There were no asset-backed securitization transactions completed during the year ended December 31, 2024.

	2025-1		Total (a)
	Class A-1 Notes	Class A-2 Notes
Date securities issued	11/13/25	11/13/25
Total original principal amount	$168,200	525,000	693,200
Cost of funds	SOFR Rate plus 0.75%	SOFR Rate plus 0.95%
Final maturity date	10/25/33	11/27/90
(a)    Total original principal amount excludes the Class B subordinated tranche totaling $14.7 million that was retained by the Company at issuance.
Unsecured Line of Credit
The Company has a $495.0 million unsecured line of credit that has a maturity date of September 22, 2026. As of December 31, 2025, no amount was outstanding on the line of credit and $495.0 million was available for future use.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
As of December 31, 2025, the Company was in compliance with all of these requirements. Many of these covenants are duplicated in the Company's other lending facilities, including its warehouse facilities. The Company's operating line of credit does not have any covenants related to unsecured debt ratings. However, changes in the Company's ratings have modest implications on the pricing level at which the Company obtains funds. A default on the Company's other debt facilities would result in an event of default on the Company's unsecured line of credit that would result in the outstanding balance on the line of credit, if any, becoming immediately due and payable.
Nelnet Bank
Nelnet Bank has unsecured Federal Funds lines of credit with correspondent banks totaling $50.0 million at a stated interest rate at the time of borrowing. Nelnet Bank has also established accounts at the Federal Reserve Bank (FRB) and the Federal Home Loan Bank (FHLB), which are secured and accept pledges of eligible securities. In addition, FFELP and private education loans are accepted as collateral for FRB borrowings. As of December 31, 2025 and 2024, Nelnet Bank had no amounts drawn on its Federal Funds, FRB, or FHLB lines of credit. As of December 31, 2025, the Bank has $96.5 million of collateral pledged with the FRB that it may borrow against.
Debt Covenants
Certain bond resolutions and related credit agreements contain, among other requirements, covenants relating to restrictions on additional indebtedness, limits as to direct and indirect administrative expenses, and maintaining certain financial ratios. The Company is in compliance with all covenants of the bond indentures and related credit agreements as of December 31, 2025.
Maturity Schedule
Bonds and notes outstanding as of December 31, 2025 are due in varying amounts as shown below:

2026	$100
2027	216,933
2028	765,000
2029	—
2030	—
2031 and thereafter	6,839,536
$7,821,569
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

	Year ended December 31,
	2025	2024	2023
Purchase price	$(759,587)	(7,585)	(5,112)
Par value	763,340	7,671	5,941
Remaining unamortized costs	(8,602)	(32)	(14)
(Loss) gain, net	$(4,849)	54	815
The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market or retained such instruments upon initial issuance. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties, redeem the notes at par as cash is generated by the trust estate, or pledge the securities as collateral on repurchase agreements. Upon a sale of these notes to third parties, the Company

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of December 31, 2025, the Company holds $292.2 million (par value) of its own FFELP asset-backed securities. Upon sale, these notes would be shown as "bonds and notes payable" in the Company's consolidated balance sheet.
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
6. Derivative Financial Instruments
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
Basis Swaps
The Company earns variable-rate interest on the majority of its FFELP student loan assets based on a 30-day average SOFR index while a portion of its FFELP loan assets is funded with 90-day average SOFR and 3-month CME term SOFR. The differing interest rate characteristics of the Company's loan assets versus the liabilities funding these assets results in basis risk, which impacts the Company's excess spread earned on its loans.
The Company also faces repricing risk due to the timing of the interest rate resets on its liabilities, which may occur as infrequently as once a quarter, in contrast to the timing of the interest rate resets on its variable-rate FFELP assets, which generally occur daily.
As of December 31, 2025, the Company’s AGM operating segment had $7.0 billion, $0.2 billion, and $0.2 billion of FFELP loans indexed to the 30-day average SOFR rate, three-month commercial paper rate, and the three-month treasury bill rate, respectively, the indices for which reset daily, and $1.4 billion of debt indexed to 90-day average SOFR and 3-month CME term SOFR, the indices for which reset quarterly, and $5.0 billion of debt indexed to 30-day average SOFR and 1-month CME term SOFR, the indices for which reset monthly.
The Company has used derivative instruments to hedge its basis risk and repricing risk on a portion of its FFELP student loan assets. The Company has entered into basis swaps in which the Company receives payments indexed to three-month SOFR and makes payments based on the one-month SOFR index (plus or minus a spread) as defined in the agreements (the "Basis Swaps").
The following table summarizes the Company’s Basis Swaps outstanding as of December 31, 2025 and 2024:

Maturity	Notional amount
2026	$1,150,000
2027	250,000
$1,400,000
The weighted-average rate paid by the Company on the Basis Swaps as of December 31, 2025 and 2024 was the one-month SOFR index plus 10.4 basis points.

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
Depending on the type of loan and when it was originated, the borrower rate is either fixed to term or is reset to an annual rate each July 1. As a result, for loans where the borrower rate is fixed to term, the Company may earn floor income for an extended period of time, which the Company refers to as fixed-rate floor income, and for those loans where the borrower rate is reset annually on July 1, the Company may earn floor income to the next reset date, which the Company refers to as variable-rate floor income. All FFELP loans first originated on or after April 1, 2006 effectively earn at the SAP rate, since lenders are required to rebate fixed-rate floor income and variable-rate floor income for these loans to the Department.
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
As of December 31, 2025, 2024, and 2023, the Company had $411.0 million, $367.4 million, and $307.7 million, respectively, of FFELP student loan assets that were earning fixed-rate floor income.
The following table summarizes the outstanding derivative instruments used by the Company as of December 31, 2025 and 2024 to economically hedge loans earning fixed-rate floor income. For these derivative instruments, the Company receives payments based on SOFR, the majority of which reset quarterly.

Maturity	Notional amount	Weighted-average fixed rate paid by the Company

2026	$200,000	3.92%
2028	50,000	3.56
2029 (a)	50,000	3.17
2030	100,000	3.63
	$400,000	3.71%

(a)    This $50 million notional amount derivative has a forward effective start date in January 2026.
Nelnet Bank Derivatives
Nelnet Bank uses non-centrally cleared derivative instruments to hedge exposure to variability in cash flows from variable-rate intercompany and third-party deposits to minimize volatility from future changes in interest rates.
Interest Rate Swaps - Intercompany Deposits
Nelnet Bank’s derivatives used to hedge intercompany deposits are structured so that each is economically effective; however, because these derivatives are hedging intercompany deposits, the derivative instruments are not eligible for hedge accounting in the consolidated financial statements. As a result, the change in market value of these derivative instruments is reported in current period earnings and presented in "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
The following table summarizes the outstanding derivative instruments used by Nelnet Bank to hedge intercompany deposits. For these derivatives, the Company receives monthly or quarterly payments based on SOFR that resets daily.

	As of December 31, 2025		As of December 31, 2024
Maturity	Notional amount	Weighted-average fixed rate paid by the Company	Notional amount	Weighted-average fixed rate paid by the Company
2028	$40,000	3.33%	$40,000	3.33%
2029	25,000	3.37	25,000	3.37
2030 (a)	50,000	3.06	50,000	3.06
2032 (b)	25,000	4.03	25,000	4.03
2033	25,000	3.90	25,000	3.90
2035 (c)	30,000	3.79	—	—
	$195,000	3.50%	$165,000	3.44%
(a)    These $25 million notional amount derivatives have forward effective start dates in April 2026 and May 2026, respectively.
(b)    This $25 million notional amount derivative has a forward effective start date in February 2027.
(c)    This $30 million notional amount derivative has a forward effective start date in May 2028.
Interest Rate Swaps - Third-Party Deposits
Nelnet Bank's derivatives used to hedge third-party deposits qualify as cash flow hedges. As such, the changes in the fair value of these derivatives are recognized in other comprehensive income, net of tax, in the consolidated financial statements. Derivative settlements for cash flow hedges are included in "interest expense" on the consolidated statements of income, which were not material for the year ended December 31, 2025.
The following table summarizes the outstanding derivative instruments used by Nelnet Bank to hedge third-party deposits. For these derivative instruments, the Company receives monthly payments based on SOFR that reset monthly.

	As of December 31, 2025
Maturity	Notional amount	Weighted-average fixed rate paid by the Company
2030	$25,000	3.57%
2035	25,000	3.87
	$50,000	3.72%

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
Consolidated Financial Statement Impact Related to Derivatives
Balance Sheets
Nelnet Bank’s derivatives are not cleared post-execution at a regulated clearinghouse. As such, the Company records these derivative instruments in the consolidated balance sheets on a gross basis as either an asset (included in "other assets") or liability (included in "other liabilities") measured at fair value. The following table summarizes the fair value of the Company's Nelnet Bank derivatives as reflected in the consolidated balance sheets.

	As of December 31,
	2025	2024	2025	2024
	Fair value of asset derivatives		Fair value of liability derivatives
Interest rate swaps - intercompany deposits	$614	3,232	1,243	53
Interest rate swaps - third-party deposits (cash flow hedges)	—	—	484	—
	$614	3,232	1,727	53
Statements of Income
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income related to derivative instruments that do not qualify for hedge accounting:

	Year ended December 31,
	2025	2024	2023
Settlements:
Basis swaps	$619	929	1,544
Interest rate swaps - floor income hedges	1,475	4,288	23,044
Interest rate swaps - intercompany deposits	606	917	484
Total settlements - income	2,700	6,134	25,072
Change in fair value:
Basis swaps	(576)	(860)	(567)
Interest rate swaps - floor income hedges	(5,620)	6,282	(39,683)
Interest rate swaps - intercompany deposits	(3,809)	4,702	(1,523)
Other derivative instruments	907	—	—
Total change in fair value - (expense) income	(9,098)	10,124	(41,773)
Derivative market value adjustments and derivative settlements, net - (expense) income	$(6,398)	16,258	(16,701)
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
7. Investments and Notes Receivable
A summary of the Company's “total investments and notes receivable” follows:

	As of December 31, 2025				As of December 31, 2024
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investments at fair value:
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan	$36,824	2,950	(129)	39,645	188,386	5,804	(896)	193,294
FFELP loan and other debt securities - restricted (a)	172,739	3,384	(323)	175,800	98,914	3,151	(78)	101,987
Private education loan (b)	197,568	20	(13,436)	184,152	237,288	—	(18,118)	219,170
Other debt securities	55,874	2,528	—	58,402	32,552	2,500	—	35,052
Total Non-Nelnet Bank	463,005	8,882	(13,888)	457,999	557,140	11,455	(19,092)	549,503
Nelnet Bank:
FFELP loan	258,208	6,513	(798)	263,923	231,543	6,060	(270)	237,333
Private education loan	13,623	—	(37)	13,586	1,596	—	—	1,596
Other debt securities	569,528	1,433	(1,481)	569,480	296,944	1,775	(1,325)	297,394
Total Nelnet Bank	841,359	7,946	(2,316)	846,989	530,083	7,835	(1,595)	536,323
Total available-for-sale asset-backed securities	$1,304,364	16,828	(16,204)	1,304,988	1,087,223	19,290	(20,687)	1,085,826
Equity securities and funds measured at net asset value				109,648				74,494
Total investments at fair value				1,414,636				1,160,320
Other investments and notes receivable (not measured at fair value):
Nelnet Bank: Held-to-maturity asset-backed securities
FFELP loan				211,299				203,439
Private education loan				—				7,335
Total Nelnet Bank held-to-maturity asset-backed securities				211,299				210,774
Venture capital, funds, and other:
Measurement alternative (c)				227,962				200,782
Equity method				248,253				170,258
Total venture capital and funds				476,215				371,040
Real estate equity method				233,167				131,745
ALLO (d):
Voting interest/equity method				—				—
Preferred membership interest				10,148				225,614
Total interest in ALLO				10,148				225,614
Beneficial interest in loan securitizations (e):
Consumer loans, net of allowance for credit losses of $45,242 and $38,590 as of December 31, 2025 and December 31, 2024, respectively				139,752				142,764
Private education loans, net of allowance for credit losses of $5,560 and $901 as of December 31, 2025 and December 31, 2024, respectively				40,510				52,824
Federally insured student loans				14,568				18,221
Total beneficial interest in loan securitizations, net of allowance				194,830				213,809
Solar (f)				(240,370)				(155,048)
Notes receivable				32,085				32,258
Tax liens, affordable housing, and other				15,961				10,184
Total other investments and notes receivable (not measured at fair value)				933,335				1,040,376
Total investments and notes receivable				$2,347,971				$2,200,696

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
(a)    Represent investments held in third-party trusts as collateral for the Company’s reinsurance business.
(b)    As sponsor of certain private education loan securitizations, the Company is required to provide a certain level of risk retention, and has purchased bonds issued in such securitizations to satisfy this requirement. The bonds purchased to satisfy the risk retention requirement are included in the above table. The Company must retain these investment securities until the latest of (i) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance, and (ii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time the Company can sell its investment securities (bonds) to a third party. The bonds purchased to satisfy the risk retention requirement are included in the above table and as of December 31, 2025, the par value and fair value of these securities was $197.2 million and $183.4 million, respectively.
(c)    The Company has an interest in CompanyCam, Inc. (“CompanyCam”), a technology company that provides a photo-based, cloud managed application designed for contractors and field service professionals to document projects in real-time. On August 11, 2025, CompanyCam completed an additional equity raise and accepted tender offers to redeem existing equity holders with a portion of the proceeds. The Company redeemed a portion of its interests and received cash proceeds of $10.1 million and recognized a gain of $7.8 million. The Company accounts for its interests in CompanyCam using the measurement alternative method, which requires it to adjust its carrying value for changes resulting from observable market transactions. As a result of CompanyCam’s equity raise, the Company recognized a gain of $22.4 million during the third quarter of 2025 to adjust its carrying value of its remaining interest in CompanyCam to reflect the August 2025 transaction value. After the completion of this transaction, the Company's carrying amount of its remaining interest in CompanyCam is $31.7 million. The income statement activity from the Company's interest in CompanyCam is included in "other, net" in "other income (expense)" on the consolidated statements of income.
    The Company has an investment in Hudl, Inc. (“Hudl”). During the first quarter of 2025, the Company acquired additional ownership interests in Hudl for $3.8 million from existing Hudl investors. This transaction was not considered an observable market transaction (not orderly) because it was not subject to customary marketing activities. Accordingly, the Company did not adjust its carrying value of its Hudl investment to the transaction value. As of December 31, 2025, the carrying amount of the Company's investment in Hudl was $172.5 million. David S. Graff, who has served on the Company's Board of Directors since May 2014, is CEO, co-founder, and a director of Hudl.
(d)    On June 4, 2025, the Company redeemed a portion of its voting membership interest in ALLO and all its outstanding preferred membership interest, including the preferred return accrued on such membership interest through June 3, 2025. See note 3 for additional information. The Company's voting membership interest in ALLO is accounted for using the HLBV method of accounting. Using the HLBV method of accounting, the Company recognized $10.7 million of losses during the first quarter of 2024, reducing the carrying value of the voting membership interest to $0. Absent additional equity contributions with respect to ALLO's voting membership interest, the Company will not recognize additional losses for its voting membership interest in ALLO. Prior to redeeming all its outstanding preferred membership interest in June 2025, the Company recognized income on its ALLO preferred membership interest of $14.4 million, $17.5 million, and $9.1 million during the years ended December 31, 2025, 2024, and 2023, respectively.
During the fourth quarter of 2025, the Company contributed $10.0 million of non-voting preferred membership interest of ALLO, which earn a preferred annual return of 20.0%. Including the preferred return that was capitalized on December 31, 2025, the outstanding balance of preferred membership interest was $10.1 million as of December 31, 2025.
The income statement activity from the Company's interest in ALLO is included in "other, net" in "other income (expense)" on the consolidated statements of income.
(e)    The Company has partial ownership in certain consumer, private education, and federally insured student loan securitizations, which are accounted for as held-to-maturity beneficial interest investments. As of the latest remittance reports filed by the various trusts prior to or as of December 31, 2025, the Company's ownership correlates to approximately $1.15 billion, $400 million, and $280 million of consumer, private education, and federally insured student loans, respectively, included in these securitizations.
The Company has recorded an allowance for credit losses (and related provision expense) related to certain loan securitizations due primarily to an increase in cumulative loss expectations of $11.3 million and $39.5 million during the years ended December 31, 2025 and 2024, respectively, which is included in “provision for beneficial interests” on the consolidated statements of income.
(f)    The Company has equity interests in partnerships that make solar tax equity contributions in entities that promote renewable energy sources. Due to the management and control of each of these partnerships, such partnerships that invest in tax equity are consolidated on the Company’s consolidated financial statements, with the third-party partner’s portion being presented as noncontrolling interests. As of December 31, 2025, the Company has contributed a total of $355.6 million, and third-party partners have contributed $416.0 million, in tax equity to renewable energy solar partnerships that support the development and operations of solar, fuel cell, and battery storage projects across the United States. The Company’s carrying value in a solar project is reduced by tax credits earned when the solar project is placed in service. As of December 31, 2025, the Company and its third-party partners have earned $419.7 million and $454.6 million, respectively, of tax credits on those projects that remain outstanding. The Company’s negative carrying value related to solar tax partnerships on the consolidated balance sheet of $240.4 million as of December 31, 2025 represents the sum of total tax credits earned on solar projects placed in service through December 31, 2025 and the calculated HLBV cumulative net losses being larger than the total contributions made by the Company and its syndication

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
partners on such projects. The negative carrying value as of December 31, 2025, excluding the portion owned by syndication partners that is reflected as "noncontrolling interests" on the consolidated balance sheet, was $109.6 million.
The Company accounts for its solar tax equity interests using the HLBV method of accounting. For most of these partnerships, the HLBV method results in accelerated losses during the early years of the investment, followed by gains recognized at the conclusion of the contractual agreement (generally 5 years). The following table presents (i) HLBV losses recognized by the Company and gains recognized upon the sale of partnership interests, including amounts attributable to third-party noncontrolling interest partners (syndication partners), which are included in “other, net” in "other income (expense)" on the consolidated statements of income, (ii) solar net losses and gains attributed to noncontrolling interest partners included in “net loss attributable to noncontrolling interests” on the consolidated statements of income, and (iii) the recognized pre-tax net loss attributable to the Company:

	Year ended December 31,
	2025	2024	2023
Losses from HLBV accounting (gross)	$(49,762)	(21,774)	(58,195)
Gains from sales (gross)	20,733	15,297	(1,450)
Losses from solar investments, net	(29,029)	(6,477)	(59,645)
Less: losses attributable to noncontrolling members, net	(27,930)	(4,599)	(37,875)
Net loss attributable to the Company	$(1,099)	(1,878)	(21,770)
The following table presents, by remaining contractual maturity, the amortized cost and fair value of debt securities as of December 31, 2025:

	As of December 31, 2025
	1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan	$—	205	2,532	34,087	36,824
FFELP loan and other debt securities - restricted	—	13,107	42,778	116,854	172,739
Private education loan	—	—	206	197,362	197,568
Other debt securities	—	100	20,983	34,791	55,874
Total Non-Nelnet Bank	—	13,412	66,499	383,094	463,005
Fair value	—	13,532	66,526	377,941	457,999
Nelnet Bank:
FFELP loan	47,004	12,731	20,863	177,610	258,208
Private education loan	—	—	13,264	359	13,623
Other debt securities	—	26,298	107,297	435,933	569,528
Total Nelnet Bank	47,004	39,029	141,424	613,902	841,359
Fair value	46,663	39,044	141,574	619,708	846,989
Total available-for-sale asset-backed securities at amortized cost	$47,004	52,441	207,923	996,996	1,304,364
Total available-for-sale asset-backed securities at fair value	$46,663	52,576	208,100	997,649	1,304,988
Held-to-maturity asset-backed securities
Nelnet Bank:
FFELP loan - amortized cost	$—	2,474	12,994	195,831	211,299
FFELP loan - fair value	$—	2,492	12,835	200,395	215,722
Beneficial interest in loan securitizations (a):
Amortized cost	$—	—	—	—	194,830
Fair value	$—	—	—	—	211,398
(a) The Company's beneficial interest in loan securitizations is not due at a single maturity date.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
The following table summarizes the unrealized positions for held-to-maturity asset-backed securities investments and the beneficial interest in loan securitizations as of December 31, 2025:

	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Asset-backed securities	$211,299	5,156	(733)	215,722
Beneficial interest in loan securitizations	194,830	18,149	(1,581)	211,398
The following table presents securities classified as available-for-sale that have gross unrealized losses as of December 31, 2025 and the fair value of such securities as of December 31, 2025. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities in the table below have been evaluated to determine if a credit loss exists. As part of that assessment, the Company concluded it currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses.

	As of December 31, 2025
	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan	$(8)	2,272	(121)	2,131	(129)	4,403
FFELP loan and other debt securities - restricted	(216)	42,294	(107)	4,904	(323)	47,198
Private education loan	(32)	12,762	(13,404)	146,727	(13,436)	159,489
Total Non-Nelnet Bank	(256)	57,328	(13,632)	153,762	(13,888)	211,090
Nelnet Bank:
FFELP loan	(502)	85,148	(296)	14,786	(798)	99,934
Private education loan	(37)	13,228	—	—	(37)	13,228
Other debt securities	(670)	169,591	(811)	4,822	(1,481)	174,413
Total Nelnet Bank	(1,209)	267,967	(1,107)	19,608	(2,316)	287,575
Total available-for-sale asset-backed securities	$(1,465)	325,295	(14,739)	173,370	(16,204)	498,665
The following table summarizes the gross proceeds received and gross realized gains and losses related to sales of available-for-sale asset-backed securities:

	Year ended December 31,
	2025	2024	2023
Gross proceeds from sales	$289,001	445,946	963,117

Gross realized gains	$3,558	5,775	4,517
Gross realized losses	(1,449)	(1,241)	(8,021)
Net gains	$2,109	4,534	(3,504)

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
Summarized Financial Information of Equity Method Investments
The Company evaluates each of its equity method investments to determine if any are significant as defined in the regulations promulgated by the SEC. The Company’s equity method investments include venture capital, solar development partnerships, ALLO, and real estate partnerships, certain of which are accounted for under the HLBV method of accounting. As of and for the years ended December 31, 2025, 2024, and 2023, no individual equity method investment met the significance criteria. As such, the Company is not required to present separate financial statements for any of its equity method investments.
The following tables present summarized financial information for the Company’s equity method investments, aggregated and reported on a one‑quarter lag, assuming 100% ownership. For periods in which an equity method investment is recognized, the summarized financial information reflects activity from the date of recognition. Conversely, for periods in which an equity method investment is derecognized, the summarized financial information reflects activity through the date of derecognition.

	As of September 30,
	2025	2024
Total assets	$6,203,730	5,176,324
Total liabilities	$4,634,669	3,181,369
	Twelve months ended September 30,
	2025	2024	2023
Revenues	$924,665	591,951	476,708
Net income (loss)	$(68,800)	(112,378)	(102,285)
8. Intangible Assets
Intangible assets consisted of the following:

	Weighted-average remaining useful life as of December 31, 2025 (months)	As of December 31,
		2025	2024
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $58,561 and $54,644, respectively)	87	$29,283	34,960
Trade name (net of accumulated amortization of $205)	—	—	565
Computer software (net of accumulated amortization of $917)	—	—	803
Total amortizable intangible assets, net	87	$29,283	36,328
The Company recorded amortization expense on its intangible assets of $7.0 million, $8.5 million, and $17.0 million during the years ended December 31, 2025, 2024, and 2023, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of December 31, 2025, the Company estimates it will record amortization expense as follows:

2026	$5,591
2027	5,522
2028	5,277
2029	3,931
2030	3,769
2031 and thereafter	5,193
$29,283

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
9. Goodwill
A summary of goodwill by reportable operating segment follows:

			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management (a)	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Total
Goodwill as of December 31, 2023, 2024, and 2025	$23,639	92,507	41,883	—	—	—	158,029
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
10. Property and Equipment
Property and equipment consisted of the following:

		As of December 31,
	Useful life	2025	2024
Computer equipment and software	1-5 years	$283,649	280,947
Building and building improvements	5-48 years	46,067	50,078
Office furniture and equipment	1-10 years	15,447	17,598
Transportation equipment	5-10 years	10,101	7,012
Leasehold improvements	1-15 years	4,230	6,153
Land	—	2,992	3,214
Solar facilities	35 years	975	10,398
Construction in progress	—	5,271	17,591
		368,732	392,991
Accumulated depreciation		(293,200)	(297,806)
Total property and equipment, net		$75,532	95,185
The Company recorded depreciation expense on its property and equipment of $26.5 million, $49.6 million, and $62.1 million during the years ended December 31, 2025, 2024, and 2023, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
11. Impairment Expense and Restructure Charges
Impairment Expense
The following table presents the impairment charges by asset and reportable operating segment:

			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Total
	Year ended December 31, 2025
Property and equipment - solar facilities (a)	$—	—	—	—	—	11,767	11,767
Investments - real estate and venture capital (b)	—	—	—	—	4,001	3,575	7,576
Investments - solar tax equity (b)	—	—	—	—	—	5,761	5,761
Leases, buildings, and associated improvements (c)	—	—	—	—	—	3,363	3,363
Property and equipment - internally developed software	—	1,145	—	—	—	—	1,145
	$—	1,145	—	—	4,001	24,466	29,612

	Year ended December 31, 2024
Property and equipment - solar facilities (a)	—	—	—	—	—	1,170	1,170
Leases, buildings, and associated improvements (c)	736	—	—	—	—	—	736
Other assets - solar inventory (a)	—	—	—	—	—	695	695
Investments - venture capital (b)	—	—	—	—	—	537	537
	$736	—	—	—	—	2,402	3,138
	Year ended December 31, 2023
Leases, buildings, and associated improvements (c)	$296	—	—	—	—	4,678	4,974
Property and equipment - internally developed software	—	4,310	—	—	—	—	4,310
Investments - venture capital (b)	—	—	—	—	—	2,060	2,060
Goodwill (d)	—	—	—	—	—	18,873	18,873
Intangible assets (d)	—	—	—	—	—	1,708	1,708
	$296	4,310	—	—	—	27,319	31,925
(a)    In 2025, the Company recorded non-cash impairment charges related to certain solar energy facilities which are operated under long-term power purchase agreements. During the period, the Company identified negative indicators, including reduced forecasted cash flows and operational underperformance which resulted in a determination that the carrying amount of the affected solar asset group was not recoverable. In addition, the Company received notification of a customer contract cancellation related to its solar construction business resulting in a non-cash impairment charge on construction in progress of $1.9 million.
    In 2024, the Company announced its decision to discontinue residential solar construction operations and focus exclusively on the commercial solar market. In connection with this change, the Company recognized non-cash impairment charges on certain solar facilities and inventory related to residential operations.
(b)     The Company recorded non-cash impairment charges related to certain real estate partnerships, venture capital interests, and its ownership in a solar development project after identifying indicators of an other-than-temporary decline in value. These indicators included a series of sustained operating losses, deteriorating financial performance, and evidence that the Company may be unable to recover the carrying amount of the investments.
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
(d)    As part of the annual goodwill impairment assessment, the Company determined it was more likely than not that the estimated fair value of the Company’s solar construction operating segment (GRNE) was less than its carrying amount, requiring a quantitative assessment. The Company used the discounted cash flow method under the income approach to estimate the fair value of the reporting unit, which concluded that the estimated fair value was less than its carrying amount. As a result, the Company recorded a non-cash impairment charge. No remaining goodwill is attributable to the GRNE operating segment. The Company also recorded a non-cash impairment charge for all the remaining intangible assets related to GRNE.
Restructure Charges - Loan Servicing and Systems (LSS)
In June 2024, the Company announced a reduction in headcount after the completion of the transfer of direct loan servicing volume to one platform and the required servicing platform enhancements for the Company's new student loan servicing contract with the Department. Approximately 220 associates who work in LSS, including some in related shared services that support LSS, were notified their positions were being eliminated. The Company incurred a charge of $7.1 million related to these staff reductions, which is included in "salaries and benefits" in the consolidated statements of income. The charge was recognized over the service period through December 31, 2024.
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
12. Bank Deposits
The following table summarizes Nelnet Bank’s interest-bearing deposits, excluding intercompany deposits. As of December 31, 2025 and 2024, Nelnet Bank had intercompany deposits from Nelnet, Inc. and its subsidiaries totaling $93.8 million and $68.5 million, respectively, including a $40.0 million pledged deposit from Nelnet, Inc. as required under a Capital and Liquidity Maintenance Agreement with the FDIC. All intercompany deposits held at Nelnet Bank are eliminated for consolidated financial reporting purposes.

	As of December 31,
	2025	2024
Retail and other savings	$1,337,873	916,475
Brokered CDs, net of brokered deposit fees	311,015	247,872
Retail and other CDs, net of issuance fees	20,285	21,784
Total interest-bearing deposits	$1,669,173	1,186,131
Brokered deposit fees associated with the brokered CDs are amortized into interest expense using the effective interest rate method. The Bank recognized deposit issuance fee expense, which includes brokered deposit fees, of $0.5 million, $0.3 million, and $0.2 million during the years ended December 31, 2025, 2024, and 2023, respectively. Fees paid to third parties related to these deposits were $0.8 million and $0.4 million during the years ended December 31, 2025 and 2024, respectively. There were no fees paid to third parties for the year ended December 31, 2023.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
The following table presents the remaining maturities of certificates of deposit as of December 31, 2025:

One year or less	$146,900
After one year to two years	83,292
After two years to three years	13,260
After three years to four years	47,089
After four years to five years	5,382
After five years	35,377
Total	$331,300
Retail and other savings deposits included deposits from Educational 529 College Savings and Health Savings plans, retirement savings plans, Short Term Federal Investment Trust (STFIT), and FDIC sweep deposits. These deposits are large interest-bearing omnibus accounts structured to allow FDIC insurance to flow through to underlying individual depositors. Deposits that exceeded the FDIC insurance limits as of December 31, 2025 and 2024 were $41.4 million and $44.3 million, respectively, the majority of which were intercompany deposits from Nelnet, Inc. and its subsidiaries.
Accrued interest on deposits was $2.2 million and $1.3 million as of December 31, 2025 and 2024, respectively, which is included in “accrued interest payable” on the consolidated balance sheets.
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
Stock Repurchases
The Company has a stock repurchase program that expires on May 8, 2028 in which it can repurchase up to five million shares of its Class A common stock on the open market, through private transactions, or otherwise. As of December 31, 2025, 4.5 million shares remain authorized for repurchase under the Company's stock repurchase program. Shares repurchased by the Company during 2025, 2024, and 2023 are shown below. In accordance with the corporate laws of the state in which the Company is incorporated, all shares repurchased by the Company are legally retired upon acquisition by the Company.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share) (a)
Year ended December 31, 2025	566,575	$69,346	$122.40
Year ended December 31, 2024	894,108	83,290	93.15
Year ended December 31, 2023	336,943	28,028	83.18
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

	Year ended December 31,
	2025			2024			2023
	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
Numerator:
Net income attributable to Nelnet, Inc.	$420,681	7,793	428,474	180,498	3,547	184,045	87,936	1,890	89,826
Denominator:
Weighted-average common shares outstanding - basic and diluted	35,680,228	660,969	36,341,197	35,936,337	706,196	36,642,533	36,629,437	787,184	37,416,621
Earnings per share - basic and diluted	$11.79	11.79	11.79	5.02	5.02	5.02	2.40	2.40	2.40
Unvested restricted stock awards are the Company's only potential common shares and, accordingly, there were no awards that were antidilutive and not included in average shares outstanding for the diluted earnings per share calculation.
As of December 31, 2025, a cumulative amount of 173,774 shares have been deferred by non-employee directors under the Directors Stock Compensation Plan and will become issuable upon the termination of service by the respective non-employee director on the board of directors. These shares are included in the Company's weighted-average shares outstanding calculation.
15. Income Taxes
The Company is subject to income taxes in the United States and certain foreign countries. Significant judgment is required in evaluating the Company's tax positions and determining the provision for income taxes.
As of December 31, 2025, the total amount of gross unrecognized tax benefits (excluding the federal benefit received from state positions) was $17.9 million, which is included in “other liabilities” on the consolidated balance sheet. Of this total, $14.1 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in future periods. A reconciliation of the beginning and ending amount of gross unrecognized tax benefits follows:

	Year ended December 31,
	2025	2024
Gross balance - beginning of year	$18,182	17,084
Additions based on tax positions of prior years	35	2,081
Additions based on tax positions related to the current year	3,406	2,397
Reductions for tax positions of prior years	(571)	(885)
Reductions due to lapse of applicable statutes of limitations	(3,196)	(2,495)
Gross balance - end of year	$17,856	18,182
All the reductions shown in the table above which are due to prior year tax positions and the lapse of statutes of limitations impacted the effective tax rate.
The Company's policy is to recognize interest and penalties accrued on uncertain tax positions as part of interest expense and other expense, respectively. As of December 31, 2025 and 2024, $5.2 million and $5.6 million in accrued interest and penalties, respectively, were included in “other liabilities” on the consolidated balance sheets. The Company recognized interest benefits of $0.4 million, and interest expense of $0.9 million and $0.8 million, related to uncertain tax positions for the years ended

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
December 31, 2025, 2024, and 2023, respectively. The impact to the consolidated statements of income related to penalties for uncertain tax positions was not significant for the years 2025, 2024, and 2023. The impact of timing differences and tax attributes are considered when calculating interest and penalty accruals associated with the unrecognized tax benefits.
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
The provision for income taxes consists of the following components:

	Year ended December 31,
	2025	2024	2023
Current:
Federal	$115,162	66,295	65,952
State	17,288	7,849	5,732
Foreign	(157)	146	32
Total current provision	132,293	74,290	71,716

Deferred:
Federal	(5,328)	(18,716)	(42,073)
State	1,388	(2,786)	(10,270)
Foreign	(367)	(119)	12
Total deferred provision	(4,307)	(21,621)	(52,331)
Provision for income tax expense	$127,986	52,669	19,385
The table below presents the updated income tax disclosure requirements for 2025. The reconciliation of the provision for income taxes, from the federal statutory rate to the actual effective tax rate, expressed in both amounts and percentages, for the year ended December 31, 2025 is shown below:

	Amount	Percentage
Federal income tax statutory rate	$116,857	21.0%
State tax, net of federal benefit (a)	16,124	2.9
Changes in valuation allowances	461	0.1
Nontaxable or nondeductible items	314	0.0
Tax credits	(6,296)	(1.1)
Changes in unrecognized tax benefits	(176)	(0.0)
Foreign tax effects	(81)	(0.0)
Other	783	0.1
Total tax provision and effective tax rate	$127,986	23.0%
The components of income (loss) before taxes were attributable to the following regions:
Domestic	$558,019
Foreign	(1,559)
Total income before income taxes	$556,460
(a)    State taxes in California, Nebraska, and New York made up the majority (greater than 50%) of the tax effect in this category.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
As previously presented for the years ended December 31, 2024 and 2023, the reconciliation of the provision for income taxes from the federal statutory rate to the actual effective tax rate is presented below by percentage only.

	Year ended December 31,
	2024	2023
Tax expense at federal rate	21.0%	21.0%
Increase (decrease) resulting from:
State tax, net of federal income tax benefit	2.1	(0.6)
Tax credits	(1.8)	(4.1)
Change in valuation allowance	0.1	0.4
Other	0.9	1.1
Effective tax rate	22.3%	17.8%
The following table presents income taxes paid (net of refunds received) for the year ended December 31, 2025:

U.S. federal	$44,000
U.S. state and local:
California	5,052
New York	4,987
Other	14,697
Foreign	127
Total	$68,863

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
The tax effect of temporary differences that gives rise to deferred tax assets and liabilities include the following:

	As of December 31,
	2025	2024
Deferred tax assets:
Tax credit carryforwards	$59,894	30,252
Loan receivables	26,549	20,354
Deferred revenue	16,307	18,322
Accrued expenses	8,126	15,129
Stock compensation	6,531	6,541
Net operating losses	4,484	4,556
Intangible assets	3,829	4,778
Lease liability	3,060	2,685
Other	8	428
Total gross deferred tax assets	128,788	103,045
Less state tax valuation allowance	(1,164)	(703)
Net deferred tax assets	127,624	102,342
Deferred tax liabilities:
Partnership basis	58,262	71,509
Debt and equity investments	10,759	12,015
Depreciation	7,801	6,229
Prepaid expenses	7,593	5,615
Basis in certain derivative contracts	4,839	11,614
Lease right of use asset	2,270	2,573
Loan origination services	1,614	2,026
Securitization	72	170
Total gross deferred tax liabilities	93,210	111,751
Net deferred tax asset (liability)	$34,414	(9,409)
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
As of December 31, 2025 and 2024, net deferred tax liabilities of $38.2 million and $30.4 million, respectively, and net deferred tax assets of $72.6 million and $21.0 million, respectively, were included in “other liabilities” and “other assets,” respectively, on the consolidated balance sheets.
As of December 31, 2025 and 2024, the Company had a current income tax receivable of $84.9 million and $61.8 million, respectively, that is included in “other assets" on the consolidated balance sheets.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
16. Segment Reporting
The Company's reportable operating segments include:
• Loan Servicing and Systems
• Education Technology Services and Payments
• Asset Generation and Management, part of the NFS division
• Nelnet Bank, part of the NFS division
The Company earns fee-based revenue through its Loan Servicing and Systems and Education Technology Services and Payments operating segments; and earns net interest income on its loan portfolio in its Asset Generation and Management and Nelnet Bank operating segments.
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
•Nelnet Insurance Services, which primarily includes multiple reinsurance treaties on property and casualty policies
•WRCM, the Company's SEC-registered investment advisor subsidiary
•The Company’s ownership and activities in real estate
•The Company’s ownership and management of its bond portfolio (primarily student loan and other asset-backed securities)
The accounting policies of the Company’s operating segments are the same as those described in the summary of significant accounting policies. Intersegment revenues are charged by a segment that provides a product or service to another segment. Intersegment revenues and expenses are included within each segment consistent with the income statement presentation provided to management. Income taxes are allocated based on 24% of income before taxes for each individual operating segment, except for Nelnet Bank, which reflects Nelnet Bank’s actual tax expense/benefit as allocated and reflected in its Call Report filed with the Federal Deposit Insurance Corporation. The difference between the consolidated income tax expense and the sum of taxes calculated for each operating segment is included in income taxes in Corporate and Other Activities (“Corporate”).
Other business activities and operating segments that are not reportable and not part of the NFS division are combined and included in Corporate, as described in note 1.
Segment Results
The following tables present the results of each of the Company's reportable operating segments reconciled to the consolidated financial statements:

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2025
	Reportable Segments					Reconciling Items
	Loan Servicing and Systems (LSS)	Education Technology Services and Payments (ETSP)	Asset Generation and Management	Nelnet Bank	Total Reportable Segments	NFS Other Operating Segments	Corporate and Other Activities	Eliminations/ Reclassifications	Total
Interest income:
Loan interest	$—	—	624,861	61,224	686,085	—	—	—	686,085
Investment interest	2,441	26,476	49,226	57,478	135,621	49,356	11,029	(30,632)	165,374
Total interest income	2,441	26,476	674,087	118,702	821,706	49,356	11,029	(30,632)	851,459
Interest expense	—	—	463,102	59,284	522,386	4,938	258	(30,632)	496,950
Net interest income	2,441	26,476	210,985	59,418	299,320	44,418	10,771	—	354,509
Less provision (negative provision) for loan losses	—	—	49,261	18,590	67,851	—	—	—	67,851
Less provision for beneficial interests	—	—	11,311	—	11,311	—	—	—	11,311
Net interest income after provision	2,441	26,476	150,413	40,828	220,158	44,418	10,771	—	275,347
Other income (expense):
LSS revenue	509,089	—	—	—	509,089	—	—	—	509,089
ETSP revenue	—	507,150	—	—	507,150	—	—	—	507,150
Intersegment revenue	22,158	265	—	—	22,423	—	—	(22,423)	—
Reinsurance premiums earned	—	—	—	—	—	107,502	—	—	107,502
Solar construction revenue	—	—	—	—	—	—	14,371	—	14,371
Other, net	459	—	27,235	3,324	31,018	8,928	57,244	397	97,587
Gain on partial redemption of ALLO investment	—	—	—	—	—	—	175,044	—	175,044
Derivative settlements, net	—	—	2,094	606	2,700	—	—	—	2,700
Derivative market value adjustments, net	—	—	(6,196)	(3,809)	(10,005)	—	907	—	(9,098)
Total other income (expense), net	531,706	507,415	23,133	121	1,062,375	116,430	247,566	(22,026)	1,404,345
Cost of services and expenses:
Total cost of services	7,555	176,907	—	—	184,462	—	41,810	—	226,272
Salaries and benefits	271,806	169,424	6,363	11,446	459,039	2,573	97,346	(172)	558,786
Depreciation and amortization	8,969	10,884	—	1,400	21,253	—	12,318	—	33,571
Reinsurance losses and underwriting expenses	—	—	—	—	—	93,551	—	—	93,551
Postage expense	35,344				35,344			(35,344)	—
Servicing fees			29,266	3,191	32,457			(32,457)	—
Impairment expense	—	1,145	—	—	1,145	4,001	24,466	—	29,612
Other expenses (a)	46,273	37,962	6,483	7,487	98,205	5,104	61,975	46,284	211,568
Intersegment expenses, net	67,811	24,612	4,954	2,812	100,189	1,149	(100,603)	(735)	—
Total operating expenses	430,203	244,027	47,066	26,336	747,632	106,378	95,502	(22,424)	927,088
Income (loss) before income taxes	96,389	112,957	126,480	14,613	350,439	54,470	121,025	398	526,332
Income tax (expense) benefit	(23,134)	(27,120)	(30,335)	(3,562)	(84,151)	(12,950)	(30,885)	—	(127,986)
Net income (loss)	73,255	85,837	96,145	11,051	266,288	41,520	90,140	398	398,346
Net (income) loss attributable to noncontrolling interests	—	45	(85)	—	(40)	(511)	31,077	(398)	30,128
Net income (loss) attributable to Nelnet, Inc.	$73,255	85,882	96,060	11,051	266,248	41,009	121,217	—	428,474

Total assets as of December 31, 2025	$153,851	541,309	9,860,026	2,069,700	12,624,886	1,144,970	809,762	(515,835)	14,063,783
(a)    Other expenses for each reportable segment includes:
LSS - communications, professional fees, software, and computer services and subscriptions.
ETSP - advertising, professional fees, analysis fees, computer services and subscriptions, and travel.
AGM - trustee and professional fees.
Nelnet Bank - marketing, professional fees, collection costs, software, computer services and subscriptions, FDIC insurance, and management fee expense.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2024
	Reportable Segments					Reconciling Items
	Loan Servicing and Systems (LSS)	Education Technology Services and Payments (ETSP)	Asset Generation and Management	Nelnet Bank	Total Reportable Segments	NFS Other Operating Segments	Corporate and Other Activities	Eliminations/ Reclassifications	Total
Interest income:
Loan interest	$—	—	749,117	38,381	787,498	—	—	—	787,498
Investment interest	4,877	29,891	68,302	45,992	149,062	54,357	11,773	(29,291)	185,901
Total interest income	4,877	29,891	817,419	84,373	936,560	54,357	11,773	(29,291)	973,399
Interest expense	—	—	654,346	44,859	699,205	8,837	1,787	(29,291)	680,537
Net interest income	4,877	29,891	163,073	39,514	237,355	45,520	9,986	—	292,862
Less provision (negative provision) for loan losses	—	—	27,691	26,916	54,607	—	—	—	54,607
Less provision for beneficial interests	—	—	39,491	—	39,491	—	—	—	39,491
Net interest income after provision	4,877	29,891	95,891	12,598	143,257	45,520	9,986	—	198,764
Other income (expense):
LSS revenue	482,408	—	—	—	482,408	—	—	—	482,408
ETSP revenue	—	486,962	—	—	486,962	—	—	—	486,962
Intersegment revenue	24,493	220	—	—	24,713	—	—	(24,713)	—
Reinsurance premiums earned	—	—	—	—	—	62,923	—	—	62,923
Solar construction revenue	—	—	—	—	—	—	56,569	—	56,569
Other, net	2,769	—	14,236	2,951	19,956	8,313	31,613	77	59,959
Gain on partial redemption of ALLO investment	—	—	—	—	—	—	—	—	—
Derivative settlements, net	—	—	5,217	917	6,134	—	—	—	6,134
Derivative market value adjustments, net	—	—	5,422	4,702	10,124	—	—	—	10,124
Total other income (expense), net	509,670	487,182	24,875	8,570	1,030,297	71,236	88,182	(24,636)	1,165,079
Cost of services and expenses:
Total cost of services	1,889	172,763	—	—	174,652	—	77,673	—	252,325
Salaries and benefits	300,366	164,716	4,784	11,122	480,988	1,587	96,148	(1,792)	576,931
Depreciation and amortization	19,475	10,531	—	1,282	31,288	—	26,828	—	58,116
Reinsurance losses and underwriting expenses	—	—	—	—	—	55,246	—	—	55,246
Postage expense	36,820				36,820			(36,820)	—
Servicing fees			31,591	1,373	32,964			(32,964)	—
Impairment expense	736	—	—	—	736	—	2,402	—	3,138
Other expenses (a)	43,282	32,281	4,152	6,972	86,687	3,352	53,581	45,883	189,503
Intersegment expenses, net	71,482	18,886	5,037	2,361	97,766	853	(99,599)	980	—
Total operating expenses	472,161	226,414	45,564	23,110	767,249	61,038	79,360	(24,713)	882,934
Income (loss) before income taxes	40,497	117,896	75,202	(1,942)	231,653	55,718	(58,865)	77	228,584
Income tax (expense) benefit	(9,719)	(28,333)	(18,048)	579	(55,521)	(13,261)	16,114	—	(52,669)
Net income (loss)	30,778	89,563	57,154	(1,363)	176,132	42,457	(42,751)	77	175,915
Net (income) loss attributable to noncontrolling interests	—	158	—	—	158	(463)	8,512	(77)	8,130
Net income (loss) attributable to Nelnet, Inc.	$30,778	89,721	57,154	(1,363)	176,290	41,994	(34,239)	—	184,045

Total assets as of December 31, 2024	$193,390	600,790	10,037,688	1,449,034	12,280,902	903,837	842,692	(249,678)	13,777,753
(a)    Other expenses for each reportable segment includes:
LSS - occupancy, communications, professional fees, collection costs, analysis fees, software, computer services and subscriptions, and travel.
ETSP - advertising, professional fees, analysis fees, computer services and subscriptions, travel, and provision for losses.
AGM - trustee and professional fees.
Nelnet Bank - marketing, consulting and professional fees, software, and FDIC insurance.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Year ended December 31, 2023
	Reportable Segments					Reconciling Items
	Loan Servicing and Systems (LSS)	Education Technology Services and Payments (ETSP)	Asset Generation and Management	Nelnet Bank	Total Reportable Segments	NFS Other Operating Segments	Corporate and Other Activities	Eliminations/ Reclassifications	Total
Interest income:
Loan interest	$—	—	910,139	21,806	931,945	—	—	—	931,945
Investment interest	4,845	26,962	67,019	36,053	134,879	74,857	12,141	(44,021)	177,855
Total interest income	4,845	26,962	977,158	57,859	1,066,824	74,857	12,141	(44,021)	1,109,800
Interest expense	—	—	823,084	34,704	857,788	29,747	1,578	(44,021)	845,091
Net interest income	4,845	26,962	154,074	23,155	209,036	45,110	10,563	—	264,709
Less provision (negative provision) for loan losses	—	—	(360)	8,475	8,115	—	—	—	8,115
Less provision for beneficial interests	—	—	—	—	—	—	—	—	—
Net interest income after provision	4,845	26,962	154,434	14,680	200,921	45,110	10,563	—	256,594
Other income (expense):
LSS revenue	517,954	—	—	—	517,954	—	—	—	517,954
ETSP revenue	—	463,311	—	—	463,311	—	—	—	463,311
Intersegment revenue	28,911	253	—	—	29,164	—	—	(29,164)	—
Reinsurance premiums earned	—	—	—	—	—	20,067	—	—	20,067
Solar construction revenue	—	—	—	—	—	—	31,669	—	31,669
Other, net	2,587	—	(6,393)	1,095	(2,711)	6,581	(95,859)	—	(91,989)
Gain on partial redemption of ALLO investment	—	—	—	—	—	—	—	—	—
Derivative settlements, net	—	—	24,588	484	25,072	—	—	—	25,072
Derivative market value adjustments, net	—	—	(40,250)	(1,523)	(41,773)	—	—	—	(41,773)
Total other income (expense), net	549,452	463,564	(22,055)	56	991,017	26,648	(64,190)	(29,164)	924,311
Cost of services and expenses:
Total cost of services	—	171,183	—	—	171,183	—	48,576	—	219,759
Salaries and benefits	317,885	155,296	4,191	9,074	486,446	1,130	105,531	(1,571)	591,537
Depreciation and amortization	19,257	11,319	—	574	31,150	—	47,969	—	79,118
Reinsurance losses and underwriting expenses	—	—	—	—	—	16,781	—	—	16,781
Postage expense	21,194				21,194			(21,194)	—
Servicing fees			37,389	509	37,898			(37,898)	—
Impairment expense	296	4,310	—	—	4,606	—	27,319	—	31,925
Other expenses (a)	39,323	34,133	4,988	4,994	83,438	2,391	56,307	30,935	173,070
Intersegment expenses, net	78,628	23,184	5,175	(47)	106,940	584	(108,088)	564	—
Total operating expenses	476,583	228,242	51,743	15,104	771,672	20,886	129,038	(29,164)	892,431
Income (loss) before income taxes	77,714	91,101	80,636	(368)	249,083	50,872	(231,241)	—	68,715
Income tax (expense) benefit	(18,651)	(21,891)	(19,353)	153	(59,742)	(12,073)	52,429	—	(19,385)
Net income (loss)	59,063	69,210	61,283	(215)	189,341	38,799	(178,812)	—	49,330
Net (income) loss attributable to noncontrolling interests	—	109	—	—	109	(568)	40,955	—	40,496
Net income (loss) attributable to Nelnet, Inc.	$59,063	69,319	61,283	(215)	189,450	38,231	(137,857)	—	89,826

Total assets as of December 31, 2023	$294,376	490,296	13,488,420	991,252	15,264,344	1,115,292	873,843	(541,095)	16,712,384
(a)    Other expenses for each reportable segment includes:
LSS - occupancy, communications, professional fees, collection costs, analysis fees, software, computer services and subscriptions, and travel.
ETSP - advertising, professional fees, analysis fees, software, computer services and subscriptions, travel, and provision for losses.
AGM - trustee and professional fees.
Nelnet Bank - marketing, consulting and professional fees, software, and FDIC insurance.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
17. Disaggregated Revenue and Deferred Revenue
The following provides additional revenue recognition information for the Company’s fee-based operating segments:
Loan Servicing and Systems Revenue
Loan servicing and systems revenue consists of the following items:
•Loan servicing revenue - Loan servicing revenue consideration is determined from individual contracts with customers and is calculated monthly based on the dollar value of loans, number of loans, number of borrowers serviced for each customer, or number of transactions. Loan servicing requires a significant level of integration and the individual components are not considered distinct. The Company performs various services, including, but not limited to, (i) application processing, (ii) monthly servicing, (iii) conversion processing, and (iv) fulfillment services, during each distinct service period. Even though the mix and quantity of activities that the Company performs each period may differ, the nature of the activities are substantially the same. Revenue is allocated to the distinct service period, typically a month, and recognized as control transfers as customers simultaneously receive and consume benefits. The Company may incur contract fulfillment or acquisition costs and records such costs within “loan servicing contract fulfillment and acquisition costs” in the consolidated statements of income.
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
The following table presents disaggregated revenue by service offering:

	Year ended December 31,
	2025	2024	2023
Government loan servicing (a)	$363,970	380,921	412,478
Private education and consumer loan servicing	94,472	63,453	48,984
FFELP loan servicing	8,878	12,212	13,704
Software services	38,416	21,032	29,208
Outsourced services	3,353	4,790	13,580
Loan servicing and systems revenue	$509,089	482,408	517,954
(a)    Upon reaching a final agreement with the Department, the Company recognized $32.9 million of non-recurring revenue in 2025 on a contract modification for services previously performed. In 2024, the Company recognized $10.9 million of non-recurring revenue to reflect a settlement related to certain provisions included in the legacy contract concerning inflation adjustments.
Loan servicing contract fulfillment and acquisition costs is primarily the amortization of previously capitalized contract fulfillment costs. The costs were pre-contract costs incurred to enhance the resources of the Company to satisfy future performance obligations and are expected to be recovered. The contract fulfillment costs were $23.8 million and $21.1 million as of December 31, 2025 and 2024, respectively, which are included in "other assets" on the consolidated balance sheets.

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
The following table presents disaggregated revenue by service offering:

	Year ended December 31,
	2025	2024	2023
Tuition payment plan services	$141,246	135,851	125,326
Payment processing	193,317	179,043	163,859
Education technology services	171,481	169,065	170,754
Other	1,106	3,003	3,372
Education technology services and payments revenue	$507,150	486,962	463,311
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

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
Solar Construction Revenue
Solar construction revenue is derived principally from individual contracts with customers for engineering, procurement, and construction (EPC) of solar facilities for commercial customers. Solar construction is a single performance obligation which requires a significant level of integration. The individual materials and installation (the inputs) are not considered distinct and are integrated into the solar facilities (the combined output). Revenue for this service is recognized based on the project progress to date. Progress towards completion of the contract is measured by the percentage of total costs incurred to date compared with the estimated total costs to complete the contract. The Company recognizes changes in estimated total costs on a cumulative catch-up basis in the period in which the changes are identified. Such changes in estimates can result in the recognition of revenue in a current period for performance obligations which were satisfied or partially satisfied in prior periods. Changes in estimates may also result in the reversal of previously recognized revenue if the current estimate adversely differs from the previous estimate. The Company will recognize a contract asset or liability depending on the progression of the project to date compared with the amount billed to date.
The following table presents disaggregated revenue by customer type:

	Year ended December 31,
	2025	2024	2023
Commercial revenue (a)	$14,341	53,269	20,969
Residential revenue (b)	30	3,300	10,700
Solar construction revenue	$14,371	56,569	31,669
(a)    The Company sold its ownership interests in Nelnet Renewable Energy during the fourth quarter of 2025. The Company has a handful of remaining construction contracts which it retained to complete.
(b)    In April 2024, the Company announced a change in its solar EPC operations to focus exclusively on the commercial solar market and discontinued its residential solar operations.
Cost to provide solar construction services include direct costs associated with completing a solar facility, including labor, third-party contractor fees, permitting, engineering fees, and construction material. If the Company estimates that a project will have costs in excess of revenue, the Company will recognize the total loss in the period it is identified.
Other Income (Expense)
The following table presents the components of "other, net" in “other income (expense)” on the consolidated statements of income:

	Year ended December 31,
	2025	2024	2023
Investment activity, net	$61,072	12,438	(8,586)
ALLO preferred return	14,548	17,486	9,120
Solar consulting fee income	13,127	6,134	—
Borrower late fee income	11,664	8,828	8,997
Administration/sponsor fee income	6,400	5,823	6,793
Investment advisory services (WRCM)	6,366	5,934	6,760
Loss from ALLO voting membership interest	—	(10,693)	(65,277)
Loss from solar investments, net	(29,029)	(6,477)	(59,645)
(Loss) gain on debt repurchases	(4,849)	54	815
Loss on sale of loans, net	(1,720)	(1,643)	(17,662)
Other	20,008	22,075	26,696
Other, net	$97,587	59,959	(91,989)
•Solar consulting fee income - Solar consulting fee income is earned by the renewable energy solar developments operating segment for due diligence services provided to developers of solar projects to support project qualification. Revenue is allocated to the distinct service period, based on when the transaction is completed.

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
Deferred Revenue
Activity in the deferred revenue balance, which is included in "other liabilities" on the consolidated balance sheets, is shown below:

	Loan Servicing and Systems	Education Technology Services and Payments	Corporate and Other Activities	Total
Balance as of December 31, 2022	$2,310	49,314	5,030	56,654
Deferral of revenue	3,954	149,815	53,019	206,788
Recognition of revenue	(2,808)	(147,405)	(40,676)	(190,889)
Balance as of December 31, 2023	3,456	51,724	17,373	72,553
Deferral of revenue	34,827	155,688	41,548	232,063
Recognition of revenue	(6,719)	(156,251)	(53,361)	(216,331)
Balance as of December 31, 2024	31,564	51,161	5,560	88,285
Deferral of revenue	7,356	165,162	27,384	199,902
Recognition of revenue	(12,453)	(161,265)	(21,953)	(195,671)
Balance as of December 31, 2025	$26,467	55,058	10,991	92,516
18. Reinsurance
Reinsurance premiums written and earned and loss reserves, commissions, and broker fees is summarized below.

	Year ended December 31,
	2025	2024	2023
Premiums written:
Assumed	$197,653	164,858	85,261
Ceded	(73,551)	(82,055)	(43,685)
Net premiums written	$124,102	82,803	41,576
Premiums earned:
Assumed	$183,814	125,876	41,603
Ceded	(76,312)	(62,953)	(21,536)
Net premiums earned	$107,502	62,923	20,067
Loss reserve, commissions, and broker fees:
Assumed	$161,602	109,860	34,756
Ceded	(68,051)	(54,614)	(17,975)
Reinsurance losses and underwriting expenses	$93,551	55,246	16,781
The Company’s loss reserve balance, net of amounts ceded to reinsurers, was $72.3 million and $33.1 million as of December 31, 2025 and 2024, respectively, which is included in "other liabilities" on the consolidated balance sheets.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
19. Major Customer
Government Loan Servicing
The Company earns loan servicing revenue from a servicing contract with the Department. Revenue earned by the Company related to this contract was $364.0 million, $380.9 million, and $412.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
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
20. Leases
The following table presents supplemental balance sheet information related to leases:

	As of December 31,
	2025	2024
Operating lease ROU assets, which is included in "other assets" on the consolidated balance sheets	$9,677	11,016
Operating lease liabilities, which is included in "other liabilities" on the consolidated balance sheets	$13,038	11,522
The following table presents components of lease expense:

	Year ended December 31,
	2025	2024	2023
Rental expense, which is included in “other expenses” on the consolidated statements of income (a)	$5,396	5,423	7,495
(a) Includes short-term and variable lease costs, which are immaterial.
Weighted-average remaining lease term and discount rate are shown below:

	As of December 31,
	2025	2024
Weighted-average remaining lease term (years)	4.55	5.07
Weighted-average discount rate	5.09%	4.90%
Maturity of lease liabilities are shown below:

2026	$4,744
2027	3,687
2028	1,556
2029	1,513
2030	1,091
2031 and thereafter	2,185
Total lease payments	14,776
Imputed interest	(1,738)
Total	$13,038

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
21. Defined Contribution Benefit Plan
The Company has a 401(k) savings plan that covers substantially all of its employees. Employees may contribute up to 100% of their pre-tax salary, subject to IRS limitations. The Company matches up to 100% on the first 3% of contributions and 50% on the next 2%. The Company made contributions to the plan of $12.5 million, $13.4 million, and $14.2 million during the years ended December 31, 2025, 2024, and 2023, respectively.
22. Stock Based Compensation Plans
Restricted Stock Plan
The following table summarizes restricted stock activity:

	Year ended December 31,
	2025		2024		2023
	Number of RSUs	Weighted- Average Grant-Date Fair Value	Number of RSUs	Weighted- Average Grant-Date Fair Value	Number of RSUs	Weighted- Average Grant-Date Fair Value
Non-vested shares at beginning of year	690,065	$82.77	786,762	$77.52	752,622	$70.84
Granted	179,325	120.10	146,045	98.69	239,041	91.50
Vested	(165,464)	78.66	(168,187)	72.99	(156,569)	66.81
Canceled	(64,318)	91.06	(74,555)	80.55	(48,332)	77.40
Non-vested shares at end of year	639,608	93.47	690,065	82.77	786,762	77.52
As of December 31, 2025, there was $30.9 million of unrecognized compensation cost included in equity on the consolidated balance sheet related to restricted stock, which is expected to be recognized as compensation expense in future periods as shown in the table below.

2026	$11,261
2027	7,135
2028	4,621
2029	3,056
2030	1,991
2031 and thereafter	2,869
$30,933
For the years ended December 31, 2025, 2024, and 2023, the Company recognized compensation expense of $12.9 million, $11.7 million, and $16.2 million, respectively, related to shares issued under the restricted stock plan, which is included in "salaries and benefits" on the consolidated statements of income.
Employee Share Purchase Plan
The Company has an employee share purchase plan pursuant to which employees are entitled to purchase Class A common stock from payroll deductions at a 15% discount from market value up to a maximum purchase price of $25,000. During the years ended December 31, 2025, 2024, and 2023, the Company recognized compensation expense of $0.1 million, $0.2 million, and $0.1 million, respectively, in connection with issuing 22,287 shares, 26,884 shares, and 26,585 shares, respectively, under this plan, which is included in "salaries and benefits" on the consolidated statements of income.
Directors Compensation Plan
The Company has a compensation plan for directors pursuant to which directors can elect to receive their annual retainer fees in the form of cash or Class A common stock. If a director elects to receive Class A common stock, the number of shares of Class A common stock that are awarded is equal to the amount of the annual retainer fee otherwise payable in cash divided by 85% of the fair market value of a share of Class A common stock on the date the fee is payable. Directors who choose to receive Class A common stock may also elect to defer receipt of the Class A common stock until termination of their service on the board of directors. The following table presents the number of shares awarded under this plan for the years ended December 31, 2025, 2024, and 2023:

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

	Shares issued - not deferred	Shares issued- deferred	Total
Year ended December 31, 2025	6,018	8,800	14,818
Year ended December 31, 2024	6,919	10,023	16,942
Year ended December 31, 2023	6,782	10,022	16,804
As of December 31, 2025, a cumulative amount of 173,774 shares have been deferred by directors and will be issued upon the termination of their service on the board of directors. These shares are included in the Company's weighted-average shares outstanding calculation.
For the years ended December 31, 2025, 2024, and 2023, the Company recognized $1.6 million, $1.6 million, and $1.7 million, respectively, of expense related to this plan (which includes fees paid in both cash and stock), which is included in "other expenses" on the consolidated statements of income.
23. Related Parties (dollar amounts in this note are not in thousands)
Transactions with Union Bank and Trust Company
Union Bank is controlled by Farmers & Merchants Investment Inc. (F&M), which owns a majority of Union Bank's common stock and a minority share of Union Bank's non-voting, non-convertible preferred stock. Michael S. Dunlap, Executive Chairman and a member of the board of directors and a significant shareholder of the Company, along with his spouse and children, owns or controls a significant portion of the stock of F&M, and Mr. Dunlap's sister, Angela L. Muhleisen, along with her children, also owns or controls a significant portion of F&M stock. Mr. Dunlap serves as a Director and Co-Chairperson of F&M, and as a Director of Union Bank. Ms. Muhleisen serves as a Director and Co-Chairperson of F&M and as a Director, Chairperson, and member of the executive committee of Union Bank. Union Bank is deemed to have beneficial ownership of a significant number of shares of the Company because it serves in a capacity of trustee or account manager for various trusts and accounts holding shares of the Company, and may share voting and/or investment power with respect to such shares. Mr. Dunlap and Ms. Muhleisen beneficially own a significant percent of the voting rights of the Company's outstanding common stock.
The Company has entered into certain contractual arrangements with Union Bank. These transactions are summarized below.
Loan Purchases
The Company purchased $686.0 million (par value), $104.2 million (par value), and $467.6 million (par value) of federally insured loans in 2025, 2024, and 2023, respectively, from Union Bank. The premiums paid by the Company for loan purchases in 2025, 2024, and 2023 were insignificant.
Loan Servicing
The Company serviced $124.9 million, $143.6 million, and $173.8 million of FFELP and private education loans for Union Bank as of December 31, 2025, 2024, and 2023, respectively. Servicing revenue earned by the Company from servicing loans for Union Bank was $0.2 million, $0.2 million, and $0.3 million in 2025, 2024, and 2023, respectively.
Funding - Participation Agreements
The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. The Company uses this facility as a source to fund FFELP student loans. As of December 31, 2025 and 2024, $872.9 million and $687.1 million, respectively, of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The agreement automatically renews annually and is terminable by either party upon five business days' notice. This agreement provides beneficiaries of Union Bank's grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company on a short-term basis. The Company can sell participation interests in loans to Union Bank to the extent of availability under the grantor trusts, up to $900 million or an amount in excess of $900 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company's consolidated balance sheets. Loans sold under this participation agreement during 2025, 2024, and 2023 totaled $949.1 million, $578.6 million, and $57.5 million, respectively.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
The Company maintains an agreement with Union Bank, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in FFELP loan asset-backed securities (investments). As of December 31, 2025 and 2024, $0.1 million of FFELP loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. The FFELP loan asset-backed securities under this agreement have been accounted for by the Company as a secured borrowing.
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
TDP Phase III (TDP) is an entity that was established in 2015 for the sole purpose of acquiring, developing, and owning a commercial real estate property in Lincoln, Nebraska. The Company owns 25% of TDP. On December 30, 2022, Union Bank, as lender, received a $20.0 million promissory note from TDP. The promissory note carries an interest rate of 5.85% and has a maturity date of January 1, 2028. As of December 31, 2025, the outstanding balance of the note was $18.3 million.
Operating Cash Accounts
The majority of the Company's cash operating accounts are maintained at Union Bank. The Company also invests amounts in the Short Term Federal Investment Trust (STFIT) of the Student Loan Trust Division of Union Bank, which are included in “cash and cash equivalents - held at a related party” and “restricted cash - due to customers” on the consolidated balance sheets. As of December 31, 2025 and 2024, the Company had $465.6 million and $511.1 million, respectively, invested in the STFIT or deposited at Union Bank in operating accounts, of which $297.8 million and $365.4 million as of December 31, 2025 and 2024, respectively, represented cash collected for customers. Interest income earned by the Company on the amounts invested in the STFIT and in cash operating accounts in 2025, 2024, and 2023, was $5.3 million, $5.2 million, and $4.7 million, respectively.
Educational 529 College Savings Plan
The Company provides certain Educational 529 College Savings Plan administration services to certain college savings plans (the “College Savings Plans”) through a contract with Union Bank, as the program manager. Union Bank is entitled to a fee as program manager pursuant to its program management agreement with the College Savings Plans. For the years ended December 31, 2025, 2024, and 2023, the Company has received fees of $3.1 million, $2.7 million, and $2.5 million, respectively, from Union Bank related to the administration services provided to the College Savings Plans.
Additionally, Union Bank, as the program manager for the College Savings Plans, has agreed to allocate plan bank deposits to Nelnet Bank. As of December 31, 2025 and 2024, Nelnet Bank had $382.4 million and $269.1 million, respectively, in deposits from the funds offered under the College Savings Plans.
STFIT Deposits at Nelnet Bank
The Union Bank Trust Department (STFIT) held a deposit balance at Nelnet Bank for $37.4 million and $0.1 million as of December 31, 2025 and 2024, respectively.
Lease Arrangements
Prior to the lease agreement expiration in 2023, Union Bank leased approximately 4,100 square feet in the Company's corporate headquarters building. Union Bank paid the Company approximately $55,000 for commercial rent and storage income during 2023.

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
Other Fees Paid to Union Bank
During the years ended December 31, 2025, 2024, and 2023, the Company paid Union Bank approximately $200,000, $373,000, and $592,000, respectively, in investment custodial and correspondent services for Nelnet Bank, cash and flexible spending accounts management, and trustee and health savings account maintenance fees.
Other Fees Received from Union Bank
During the years ended December 31, 2025, 2024, and 2023, Union Bank paid the Company approximately $382,000, $348,000, and $351,000, respectively, under certain employee sharing arrangements.
401(k) Plan Administration
Union Bank administers the Company's 401(k) defined contribution plan. Fees paid to Union Bank to administer the plan are paid by the plan participants and were approximately $717,000, $776,000, and $852,000 during the years ended December 31, 2025, 2024, and 2023, respectively.
Investment Services
Union Bank has established various trusts whereby Union Bank serves as trustee for the purpose of purchasing, holding, managing, and selling investments in student loan asset-backed securities. WRCM has a management agreement with Union Bank under which WRCM performs various advisory and management services on behalf of Union Bank with respect to investments in securities by the trusts, including identifying securities for purchase or sale by the trusts. The agreement provides that Union Bank will pay to WRCM annual fees of 10 basis points to 25 basis points on the outstanding balance of the investments in the trusts. As of December 31, 2025, the outstanding balance of investments in the trusts was $2.3 billion. In addition, Union Bank will pay additional fees to WRCM which equal a share of the gains from the sale of securities from the trusts or securities being called prior to the full contractual maturity. For the years ended December 31, 2025, 2024, and 2023, the Company earned $4.4 million, $3.8 million, and $5.5 million, respectively, of fees under this agreement.
WRCM also has management agreements with Union Bank under which it is designated to serve as investment advisor with respect to the assets (principally Nelnet stock) within several trusts established by Mr. Dunlap and his spouse, and Ms. Muhleisen. Union Bank serves as trustee for the trusts. Per the terms of the agreements, Union Bank pays WRCM five basis points of the aggregate value of the assets of the trusts as of the last day of each calendar quarter. As of December 31, 2025, WRCM was the investment advisor with respect to a total of 401,695 shares and 4.1 million shares of the Company's Class A and Class B common stock, respectively, held directly by these trusts. For the years ended December 31, 2025, 2024, and 2023, the Company earned approximately $286,000, $257,000, and $249,000, respectively, of fees under these agreements.
WRCM has established private investment funds for the primary purpose of purchasing, selling, investing, and trading, directly or indirectly, in loan asset-backed securities, and to engage in financial transactions related thereto. Mr. Dunlap, Jeffrey R. Noordhoek (an executive officer of the Company), Ms. Muhleisen, and WRCM have invested in certain of these funds. Based upon the current level of holdings by non-affiliated limited partners, the management agreements provide non-affiliated limited partners the ability to remove WRCM as manager without cause. WRCM earns 50 basis points annually on the outstanding balance of the investments in these funds, of which WRCM pays approximately 50% of such amount to Union Bank as custodian. As of December 31, 2025, the outstanding balance of investments in these funds was $83.6 million. The Company paid Union Bank $0.2 million in 2025, and $0.3 million in 2024 and 2023 as custodian of the funds.
Hudl
David Graff, who has served on the Company's Board of Directors since 2014, is CEO, co-founder, and a director of Hudl. As of December 31, 2025, the Company and Mr. Dunlap, along with his children, held a combined direct and indirect equity ownership interests in Hudl of approximately 22% and 4%, respectively. In January 2025, December 2024, and February 2023, the Company purchased stock from existing Hudl shareholders for total consideration of $3.8 million, $3.3 million, and $31.5 million, respectively. See note 7 for additional information on the 2025 transaction and the Company’s accounting for its investment in Hudl.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
The Company makes contributions to further diversify the Company both within and outside of its historical core education-related businesses, including contributions in real estate partnerships. Recent real estate contributions have been focused on the development of commercial properties in the Midwest, and particularly in Lincoln, Nebraska, where the Company's headquarters are located. The Company owns 25% of TDP, which is the entity that developed and owns a building in Lincoln's Haymarket District that is the headquarters of Hudl, where Hudl is the primary tenant and Nelnet was a tenant through July 2025. During 2025, 2024, and 2023, the Company paid Hudl approximately $298,000, $594,000, and $558,000, respectively, to provide lunches for Nelnet’s associates in Hudl’s employee cafeteria and for use of certain common areas in the building.
Solar Tax Equity Partnerships
The Company has co-invested in Company-managed limited liability companies with related parties that have made contributions in solar tax equity partnerships (as summarized below). As part of these transactions, the Company receives management and performance fees under a management agreement.

Entity/Relationship	Contribution amount			Revenue recognized by the Company from management and performance fees (a)
	2025	2024	2023	2025	2024	2023
Union Bank	$—	4,200,568	18,456,829	703,323	435,255	152,757
F&M	—	—	—	166,695	148,167	123,077
North Central Bancorp, Inc. (directly and indirectly owned by F&M, Mr. Dunlap, and Ms. Muhleisen)	—	787,606	2,212,394	106,850	94,019	42,769
South Central State Bank (directly and indirectly owned by F&M and Mr. Dunlap)	—	262,535	737,465	8,645	8,000	4,000
Infovisa, Inc. (directly and indirectly owned by F&M, Mr. Dunlap, and Ms. Muhleisen)	—	262,535	737,465	35,821	23,314	12,234
Farm and Home Insurance Agency, Inc. (indirectly owned by Mr. Dunlap and Ms. Muhleisen)	516,213	1,261,305	737,465	34,298	15,682	7,846
(a)    In addition to the co-investments identified above, the related parties in the above table have also contributed directly in tax equity solar partnerships in which are managed by the Company, and the Company receives management and performance fees on such activity. The fees recognized by the Company for these projects are included in the above table.
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
Transactions with Michael Dunlap
Through December 2025, the Company owned an 82.5% interest in an aircraft due to the frequent business travel needs of its executives, as well as the limited availability of commercial air service in Lincoln, Nebraska, where the Company's headquarters are located. An entity owned by Michael Dunlap (MSD) held the remaining 17.5% ownership interest. In December 2025, the Company and MSD disposed of the aircraft, generating total proceeds of $5.5 million, which were distributed in proportion to each party’s ownership interest.
Earlier in 2025, the Company and MSD entered into a similar arrangement for the acquisition of a new aircraft. Under this agreement, the Company’s holds an 80.0% ownership interest and MSD holds a 20.0% ownership interest. During 2025, the parties completed the purchase of the aircraft for a total cost of $11.7 million, with costs allocated based on respective ownership interests.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
24. Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis. There were no transfers into or out of level 1, level 2, or level 3 for the years ended December 31, 2025 and 2024.

	As of December 31, 2025			As of December 31, 2024
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments (a):
Asset-backed debt securities - available-for-sale	$100	1,304,888	1,304,988	100	1,085,726	1,085,826
Equity securities	22,107	—	22,107	455	—	455
Equity securities measured at net asset value (b)			87,541			74,039
Total investments	22,207	1,304,888	1,414,636	555	1,085,726	1,160,320
Derivative instruments (c)	—	614	614	—	3,232	3,232
Total assets	$22,207	1,305,502	1,415,250	555	1,088,958	1,163,552
Liabilities:
Derivative instruments (c)	$—	1,727	1,727	—	53	53
Total liabilities	$—	1,727	1,727	—	53	53
(a)    Investments represent investments recorded at fair value on a recurring basis. Level 1 investments are measured based upon quoted prices and as of December 31, 2025 and 2024, include investments traded on an active exchange and a single U.S. Treasury security. Level 2 investments include student loan asset-backed, mortgage-backed, collateralized loan obligation, and other consumer loan-backed securities. The fair value for the Level 2 securities is determined using indicative quotes from broker-dealers or an income approach valuation technique (present value using the discount rate adjustment technique) that considers, among other things, rates currently observed in publicly traded debt markets for debt of similar terms issued by companies with comparable credit risk.
(b)    In accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.
(c)    The Company’s non-centrally cleared derivatives are accounted for at fair value on a recurring basis. The fair value of derivative financial instruments is determined using a market approach in which derivative pricing models use the stated terms of the contracts and observable yield curves and volatilities from active markets. When determining the fair value of derivatives, the Company takes into account counterparty credit risk for positions where it is exposed to the counterparty on a net basis by assessing exposure net of collateral held. The net exposures for each counterparty are adjusted based on market information available for the specific counterparty.

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)
The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets:

	As of December 31, 2025
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$9,978,262	9,477,759	—	—	9,978,262
Accrued loan interest receivable	528,936	528,936	—	528,936	—
Cash and cash equivalents	295,983	295,983	295,983	—	—
Investments at fair value	1,414,636	1,414,636	22,207	1,304,888	—
Investments - held-to-maturity asset-backed securities	215,722	211,299	—	215,722	—
Notes receivable	32,085	32,085	—	32,085	—
Beneficial interest in loan securitizations	211,398	194,830	—	—	211,398
Restricted cash	357,639	357,639	357,639	—	—
Restricted cash – due to customers	319,924	319,924	319,924	—	—
Derivative instruments	614	614	—	614	—
Financial liabilities:
Bonds and notes payable	7,784,936	7,780,927	—	7,784,936	—
Accrued interest payable	20,426	20,426	—	20,426	—
Bank deposits	1,658,675	1,669,173	1,040,077	618,598	—
Due to customers	457,844	457,844	457,844	—	—
Derivative instruments	1,727	1,727	—	1,727	—

	As of December 31, 2024
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$10,008,165	9,443,461	—	—	10,008,165
Accrued loan interest receivable	549,283	549,283	—	549,283	—
Cash and cash equivalents	194,518	194,518	194,518	—	—
Investments at fair value	1,160,320	1,160,320	555	1,085,726	—
Investments - held-to-maturity asset-backed securities	216,164	210,774	—	216,164	—
Notes receivable	32,258	32,258	—	32,258	—
Beneficial interest in loan securitizations	229,510	213,809	—	—	229,510
Restricted cash	332,100	332,100	332,100	—	—
Restricted cash – due to customers	404,402	404,402	404,402	—	—
Derivative instruments	3,232	3,232	—	3,232	—
Financial liabilities:
Bonds and notes payable	8,343,565	8,309,797	—	8,343,565	—
Accrued interest payable	21,046	21,046	—	21,046	—
Bank deposits	1,172,707	1,186,131	744,721	427,986	—
Due to customers	478,469	478,469	478,469	—	—
Derivative instruments	53	53	—	53	—
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
Bonds and Notes Payable
The fair value of student loan asset-backed securitizations and warehouse facilities was determined from quotes from broker-dealers or through standard bond pricing models using the stated terms of the borrowings, observable yield curves, market credit spreads, and weighted-average life of underlying collateral. For all other bonds and notes payable, the carrying amount approximates fair value due to the variable rate of interest and/or the short maturities of these instruments.
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
26. Condensed Parent Company Financial Statements
The following represents the condensed balance sheets as of December 31, 2025 and 2024 and condensed statements of income, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2025 for Nelnet, Inc.
The Company is limited in the amount of funds that can be transferred to it by its subsidiaries through intercompany loans, advances, or cash dividends. These limitations relate to the restrictions by trust indentures under the lending subsidiaries debt financing arrangements.

Balance Sheets
(Parent Company Only)
As of December 31, 2025 and 2024
	2025	2024
Assets:
Cash and cash equivalents	$47,755	55,515
Investments at fair value	349,832	490,001
Other investments and notes receivable	133,070	545,066
Investment in subsidiary debt	270,351	75,231
Restricted cash	47,556	49,257
Investment in subsidiaries	2,723,511	2,054,583
Notes receivable from subsidiaries	17,071	64,955
Other assets	175,372	131,040
Total assets	$3,764,518	3,465,648
Liabilities:
Notes payable, net of debt issuance costs	$(409)	(986)
Other liabilities	77,297	114,715
Total liabilities	76,888	113,729
Equity:
Nelnet, Inc. shareholders' equity:
Common stock	359	363
Additional paid-in capital	1,481	7,389
Retained earnings	3,681,333	3,340,540
Accumulated other comprehensive earnings, net	2,619	1,470
Total Nelnet, Inc. shareholders' equity	3,685,792	3,349,762
Noncontrolling interests	1,838	2,157
Total equity	3,687,630	3,351,919
Total liabilities and shareholders' equity	$3,764,518	3,465,648

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Income
(Parent Company Only)
Years ended December 31, 2025, 2024, and 2023
	2025	2024	2023
Investment interest income	$47,853	58,829	86,696
Interest expense on bonds and notes payable	298	8,790	31,142
Net interest income	47,555	50,039	55,554
Other income (expense):
Other, net	68,063	34,454	(57,959)
Equity in subsidiaries income	218,643	110,381	101,885
Derivative market value adjustments and derivative settlements, net	(3,195)	10,639	(15,662)
Gain on partial redemption of ALLO investment	175,044	—	—
Total other income (expense), net	458,555	155,474	28,264
Operating expenses	2,626	4,368	5,445
Impairment expense	3,575	537	2,060
Total expenses	6,201	4,905	7,505
Income before income taxes	499,909	200,608	76,313
Income tax (expense) benefit	(71,754)	(17,277)	13,303
Net income	428,155	183,331	89,616
Net loss attributable to noncontrolling interests	319	714	210
Net income attributable to Nelnet, Inc.	$428,474	184,045	89,826

Statements of Comprehensive Income
(Parent Company Only)
Years ended December 31, 2025, 2024, and 2023
	2025		2024		2023
Net income		$428,155		183,331		89,616
Other comprehensive income:
Net changes related to equity in subsidiaries other comprehensive (loss) income	$	(675)		8,091		9,473
Net changes related to available-for-sale debt securities:
Unrealized holding gains arising during period, net	1,973		19,242		6,412
Reclassification of losses (gains) recognized in net income, net	425		(1,481)		3,818
Income tax effect	(574)	1,824	(4,263)	13,498	(2,456)	7,774
Other comprehensive income		1,149		21,589		17,247
Comprehensive income		429,304		204,920		106,863
Comprehensive loss attributable to noncontrolling interests		319		714		210
Comprehensive income attributable to Nelnet, Inc.		$429,623		205,634		107,073

NELNET, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Dollars in thousands, except share amounts, unless otherwise noted)

Statements of Cash Flows
(Parent Company Only)
Years ended December 31, 2025, 2024, and 2023
	2025	2024	2023
Net income attributable to Nelnet, Inc.	$428,474	184,045	89,826
Net loss attributable to noncontrolling interest	(319)	(714)	(210)
Net income	428,155	183,331	89,616
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	635	621	620
Derivative market value adjustments	5,289	(5,422)	40,250
Proceeds from termination of derivative instruments	—	—	164,079
(Payments to) proceeds from clearinghouse - initial and variation margin, net	(5,910)	2,374	(213,923)
Gain on partial redemption of ALLO investment	(175,044)	—	—
Equity in earnings of subsidiaries	(218,643)	(110,381)	(101,885)
(Gain) loss on investments, net	(53,862)	(28,704)	64,634
Deferred income tax expense (benefit)	553	(42,741)	(71,424)
Non-cash compensation expense	13,274	12,045	16,476
Impairment expense	3,575	537	2,060
Other	3,598	(227)	(125)
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(29,144)	5,522	(18,031)
(Decrease) increase in other liabilities	(50,735)	(4,611)	11,049
Total adjustments	(506,414)	(170,987)	(106,220)
Net cash (used in) provided by operating activities	(78,259)	12,344	(16,604)
Cash flows from investing activities:
Purchases of available-for-sale securities	(85,015)	(168,117)	(206,927)
Proceeds from sales of available-for-sale securities	116,388	278,372	569,670
Proceeds from beneficial interest in private loan securitizations	6,897	7,001	6,783
Capital (contributions to) distributions from subsidiaries, net	(133,914)	28,539	355,790
Decrease (increase) in notes receivable from subsidiaries	47,884	37,739	(35,682)
(Purchases of) payments on subsidiary debt, net	(171,983)	211,961	122,999
Purchases of other investments and issuances of notes receivable	(44,581)	(128,583)	(60,707)
Proceeds from other investments and repayments of notes receivable	443,637	63,080	32,732
Net cash provided by investing activities	179,313	329,992	784,658
Cash flows from financing activities:
Payments on notes payable	—	(208,101)	(954,163)
Proceeds from issuance of notes payable	—	37	199,855
Payments of debt issuance costs	(58)	—	—
Dividends paid	(42,993)	(40,836)	(39,419)
Repurchases of common stock	(69,346)	(83,290)	(28,028)
Proceeds from issuance of common stock	1,882	1,946	1,780
Issuance of noncontrolling interest	—	—	2,580
Net cash used in financing activities	(110,515)	(330,244)	(817,395)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(9,461)	12,092	(49,341)
Cash, cash equivalents, and restricted cash, beginning of period	104,772	92,680	142,021
Cash, cash equivalents, and restricted cash, end of period	$95,311	104,772	92,680

Cash disbursements made for:
Interest	$50	10,732	34,895
Income taxes, net of refunds and credits	$68,736	15,238	47,589

Non-cash investing and financing activities:
(Contributions to) distributions from subsidiaries, net	$(315,607)	(27,292)	6,888
Issuance of noncontrolling interest	$—	—	220