Form 10-Q
period 2026-03-31
NELNET INC
filed 2026-05-07
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  to .
Commission File Number: 001-31924
NELNET, INC.
(Exact name of registrant as specified in its charter)

Nebraska                          84-0748903
(State or other jurisdiction of incorporation or organization)         (I.R.S Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 30, 2026, there were 25,317,348 and 10,616,675 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
March 31, 2026

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)

	As of	As of
	March 31, 2026	December 31, 2025
Assets:
Loans and accrued interest receivable (net of allowance for loan losses of $155,191 and $132,078, respectively)	$10,009,471	10,006,695
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	118,660	128,142
Cash and cash equivalents - held at a related party	121,347	167,841
Total cash and cash equivalents	240,007	295,983
Investments and notes receivable:
Investments at fair value	1,523,237	1,414,636
Other investments and notes receivable, net	954,124	933,335
Total investments and notes receivable	2,477,361	2,347,971
Restricted cash	308,177	357,639
Restricted cash - due to customers	282,341	319,924
Accounts receivable (net of allowance for doubtful accounts of $3,069 and $2,758, respectively)	196,910	193,453
Goodwill	203,930	158,029
Intangible assets, net	97,576	29,283
Property and equipment, net	84,606	75,532
Other assets	277,538	279,274
Total assets	$14,177,917	14,063,783
Liabilities:
Bonds and notes payable	$7,699,400	7,780,927
Accrued interest payable	16,916	20,426
Bank deposits	1,744,527	1,669,173
Other liabilities	566,618	558,184
Due to customers	544,444	457,844
Total liabilities	10,571,905	10,486,554
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 25,334,870 shares and 25,259,718 shares, respectively	253	253
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 10,616,675 shares	106	106
Additional paid-in capital	1,535	1,481
Retained earnings	3,732,931	3,681,333
Accumulated other comprehensive (loss) earnings, net	(3,534)	2,619
Total Nelnet, Inc. shareholders' equity	3,731,291	3,685,792
Noncontrolling interests	(125,279)	(108,563)
Total equity	3,606,012	3,577,229
Total liabilities and equity	$14,177,917	14,063,783
Supplemental information - assets and liabilities of consolidated education and other lending variable-interest entities:
Loans and accrued interest receivable	$8,647,181	8,780,878
Restricted cash	296,095	326,281
Bonds and notes payable	(7,975,501)	(8,112,424)
Accrued interest payable and other liabilities	(127,257)	(133,502)
Net assets of consolidated education and other lending variable-interest entities	$840,518	861,233
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)

	Three months ended
	March 31,
	2026	2025
Interest income:
Loan interest	$171,024	166,439
Investment interest	40,202	41,389
Total interest income	211,226	207,828
Interest expense on bonds and notes payable and bank deposits	109,583	125,114
Net interest income	101,643	82,714
Less provision for loan losses	53,244	15,337
Less provision for beneficial interests	4,130	1,510
Net interest income after provision	44,269	65,867
Other income (expense):
Loan servicing and systems revenue	127,842	120,741
Education technology services and payments revenue	154,436	147,330
Reinsurance premiums earned	22,536	24,687
Solar construction revenue	—	3,995
Other, net	10,437	24,603
Derivative market value adjustments and derivative settlements, net	2,167	(5,578)
Total other income (expense), net	317,418	315,778
Cost of services and expenses:
Loan servicing contract fulfillment and acquisition costs	2,087	1,633
Cost to provide education technology services and payments	49,953	48,047
Cost to provide solar construction services	—	7,828
Total cost of services	52,040	57,508
Salaries and benefits	139,371	138,223
Depreciation and amortization	9,170	9,255
Reinsurance losses and underwriting expenses	23,605	22,212
Other expenses	61,840	48,307
Total operating expenses	233,986	217,997
Income before income taxes	75,661	106,140
Income tax expense	(20,061)	(25,010)
Net income	55,600	81,130
Net loss attributable to noncontrolling interests	15,526	1,430
Net income attributable to Nelnet, Inc.	$71,126	82,560
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.97	2.26
Weighted-average common shares outstanding - basic and diluted	36,076,912	36,478,426

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three months ended March 31,
	2026		2025
Net income		$55,600		81,130
Other comprehensive loss:
Net changes related to foreign currency translation adjustments	$	(1,197)		(16)
Net changes related to available-for-sale debt securities:
Unrealized holding losses arising during period, net	(6,459)		(2,767)
Reclassification of gains recognized in net income, net	(422)		(483)
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	5		47
Income tax effect	1,650	(5,226)	769	(2,434)
Net changes related to cash flow hedges:
Fair value adjustments during period, net	302		—
Income tax effect	(72)	230	—	—
Net changes related to equity method investee's other comprehensive income:
Fair value adjustment during period	52		725
Income tax effect	(12)	40	(174)	551
Other comprehensive loss		(6,153)		(1,899)
Comprehensive income		49,447		79,231
Comprehensive loss attributable to noncontrolling interests		15,526		1,430
Comprehensive income attributable to Nelnet, Inc.		$64,973		80,661

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)

	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive earnings (loss)	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of December 31, 2024	—	25,634,748	10,658,604	$—	256	107	7,389	3,340,540	1,470	(50,645)	3,299,117
Net income (loss)	—	—	—	—	—	—	—	82,560	—	(1,430)	81,130
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,899)	—	(1,899)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	2,297	2,297
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(6,736)	(6,736)
Cash dividends on Class A and Class B common stock - $0.28 per share	—	—	—	—	—	—	—	(10,161)	—	—	(10,161)
Issuance of common stock, net of forfeitures	—	101,324	—	—	1	—	663	—	—	—	664
Compensation expense for stock-based awards	—	—	—	—	—	—	3,055	—	—	—	3,055
Repurchase of common stock	—	(38,491)	—	—	—	—	(4,458)	—	—	—	(4,458)
Balance as of March 31, 2025	—	25,697,581	10,658,604	$—	257	107	6,649	3,412,939	(429)	(56,514)	3,363,009

Balance as of December 31, 2025	—	25,259,718	10,616,675	$—	253	106	1,481	3,681,333	2,619	(108,563)	3,577,229
Net income (loss)	—	—	—	—	—	—	—	71,126	—	(15,526)	55,600
Other comprehensive loss	—	—	—	—	—	—	—	—	(6,153)	—	(6,153)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	1,838	1,838
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,993)	(2,993)
Cash dividends on Class A and Class B common stock - $0.33 per share	—	—	—	—	—	—	—	(11,834)	—	—	(11,834)
Issuance of common stock, net of forfeitures	—	201,471	—	—	2	—	6,542	—	—	—	6,544
Compensation expense for stock-based awards	—	—	—	—	—	—	3,561	—	—	—	3,561
Repurchase of common stock	—	(126,319)	—	—	(2)	—	(10,049)	(6,229)	—	—	(16,280)
Redemption of 10% minority interests of WRCM	—	—	—	—	—	—	—	(1,465)	—	(35)	(1,500)
Balance as of March 31, 2026	—	25,334,870	10,616,675	$—	253	106	1,535	3,732,931	(3,534)	(125,279)	3,606,012

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Three months ended
	March 31,
	2026	2025
Net income attributable to Nelnet, Inc.	$71,126	82,560
Net loss attributable to noncontrolling interests	(15,526)	(1,430)
Net income	55,600	81,130
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	21,163	23,123
Loan discount and deferred lender fees accretion	(44,131)	(19,407)
Provision for loan losses	53,244	15,337
Provision for beneficial interests	4,130	1,510
Derivative market value adjustments	(1,587)	6,324
Loss (gain) on sale of loans, net	105	(909)
Loss (gain) on investments, net	14,949	(8,307)
Deferred income tax (benefit) expense	(10,895)	4,316
Non-cash compensation expense	3,628	3,115
Other	(1,424)	216
Changes in operating assets and liabilities:
(Increase) decrease in loan and investment accrued interest receivable	(13,967)	13,488
Decrease in accounts receivable	15,334	30,087
Increase in other assets	(52,299)	(18,835)
Decrease in the carrying amount of ROU asset	1,005	954
Decrease in accrued interest payable	(3,510)	(2,974)
Increase (decrease) in other liabilities	32,939	(37,102)
Decrease in the carrying amount of lease liability	(1,169)	(897)
Total adjustments	17,515	10,039
Net cash provided by operating activities	73,115	91,169
Cash flows from investing activities, net of acquisitions:
Purchases and originations of loans, including cash paid for student loan trusts, net of cash and restricted cash acquired	(3,070,037)	(173,931)
Purchases of loans from a related party	(299,380)	(136,667)
Proceeds from loan repayments, claims, and capitalized interest, net	3,253,780	423,817
Proceeds from sale of loans	213	72,502
Proceeds from sale of loans to a related party	107,969	59,939
Purchases of available-for-sale securities	(143,321)	(139,007)
Proceeds from sales of available-for-sale securities	47,533	74,781
Proceeds from beneficial interest in loan securitizations	14,715	18,948
Purchases of other investments and issuance of notes receivable	(99,521)	(80,091)
Proceeds from other investments and repayments of notes receivable	32,273	15,668
Redemption of held-to-maturity debt securities	1,406	3,776
Purchases of property and equipment	(11,550)	(3,378)
Business acquisitions, net of cash and restricted cash acquired	197,007	—
Net cash provided by investing activities	$31,087	136,357

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Three months ended
	March 31,
	2026	2025
Cash flows from financing activities, net of acquisitions:
Payments on bonds and notes payable	$(353,098)	(347,217)
Proceeds from issuance of bonds and notes payable	270,658	—
Payments of debt issuance costs	(2,056)	(69)
Increase in bank deposits, net	75,354	127,276
Decrease in due to customers	(212,085)	(99,176)
Dividends paid	(11,834)	(10,161)
Repurchases of common stock	(16,280)	(4,458)
Proceeds from issuance of common stock	379	341
Redemption of noncontrolling interest	(1,500)	—
Issuance of noncontrolling interests	7,658	8,869
Distribution to noncontrolling interests	(1,371)	(1,850)
Net cash used in financing activities	(244,175)	(326,445)
Effect of exchange rate changes on cash and restricted cash	(3,048)	26
Net decrease in cash, cash equivalents, and restricted cash	(143,021)	(98,893)
Cash, cash equivalents, and restricted cash, beginning of period	973,546	931,020
Cash, cash equivalents, and restricted cash, end of period	$830,525	832,127

Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$109,449	119,241
Cash disbursements made for income taxes, net of refunds and credits received (a)	$1,269	1,311
Cash disbursements made for operating leases	$1,373	1,179
Non-cash operating, investing and financing activity:
ROU assets obtained in exchange for lease obligations	$3,700	84
Student loans and other assets acquired	$—	672,601
Borrowings and other liabilities assumed in acquisition of student loans	$—	695,243
Distribution to noncontrolling interests	$1,622	4,886
Issuance of noncontrolling interests	$5,820	6,572
(a) The Company utilized $19.6 million and $14.1 million of federal and state tax credits related primarily to renewable energy during the three months ended March 31, 2026 and 2025, respectively.
Supplemental disclosures of non-cash activities regarding the Company's business acquisition are contained in note 6.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows:

	As of	As of	As of	As of
	March 31, 2026	December 31, 2025	March 31, 2025	December 31, 2024
Total cash and cash equivalents	$240,007	295,983	220,517	194,518
Restricted cash	308,177	357,639	317,139	332,100
Restricted cash - due to customers	282,341	319,924	294,471	404,402
Cash, cash equivalents, and restricted cash	$830,525	973,546	832,127	931,020
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)
1.  Basis of Financial Reporting
The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company” or "Nelnet") as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2025 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results for the year ending December 31, 2026. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report").
2.  Loans and Accrued Interest Receivable and Allowance for Loan Losses
Loans and accrued interest receivable consisted of the following:

	As of	As of
	March 31, 2026	December 31, 2025
Non-Nelnet Bank:
Federally insured loans (a):
Stafford and other	$1,819,085	1,772,172
Consolidation	5,246,278	5,665,071
Total	7,065,363	7,437,243
Private education loans	130,217	139,209
Consumer loans and other financing receivables (b)	1,213,599	1,122,717
Non-Nelnet Bank loans	8,409,179	8,699,169
Nelnet Bank:
Federally insured loans (a):
Stafford and other	23,366	23,960
Consolidation	435,205	148,360
Total	458,571	172,320
Private education loans	539,381	518,634
Consumer and other loans	263,498	266,608
Nelnet Bank loans	1,261,450	957,562
Accrued interest receivable	539,758	528,936
Loan discount and deferred lender fees, net of unamortized loan premiums and deferred origination costs	(45,725)	(46,894)
Allowance for loan losses:
Non-Nelnet Bank:
Federally insured loans	(40,043)	(42,080)
Private education loans	(6,385)	(6,894)
Consumer loans and other financing receivables	(79,593)	(57,360)
Non-Nelnet Bank allowance for loan losses	(126,021)	(106,334)
Nelnet Bank:
Federally insured loans	(1,725)	(676)
Private education loans	(13,182)	(12,932)
Consumer and other loans	(14,263)	(12,136)
Nelnet Bank allowance for loan losses	(29,170)	(25,744)
	$10,009,471	10,006,695

(a)    During the first quarter of 2026, the Company's Asset Generation and Management operating segment (non-Nelnet Bank) contributed certain student loan securitization trusts to Nelnet Bank that included $296.0 million in federally insured loans.
(b)    Included in "consumer loans and other financing receivables" in the above table are Pay Later receivables that the Company began to purchase in the third quarter of 2025. As of March 31, 2026 and December 31, 2025, the balance of Pay Later receivables was $766.2 million and $744.2 million, respectively.
The following table summarizes the allowance for loan losses as a percentage of the ending loan balance for each of the Company's loan portfolios:

	As of	As of
	March 31, 2026	December 31, 2025
Non-Nelnet Bank:
Federally insured loans (a)	0.57%	0.57%
Private education loans	4.90%	4.95%
Consumer loans and other financing receivables (b)	6.56%	5.11%
Nelnet Bank:
Federally insured loans (a)	0.38%	0.39%
Private education loans	2.44%	2.49%
Consumer and other loans	5.41%	4.55%
(a)    The allowance for loan losses as a percent of the risk sharing component of federally insured student loans not covered by the federal guaranty for Non-Nelnet Bank was 19.6% and 19.3%, and for Nelnet Bank was 17.7% and 17.3%, as of March 31, 2026 and December 31, 2025, respectively.
(b)    The increase in allowance for loan losses as a percentage of the ending loan balance for consumer loans and other financing receivables was driven by the significant growth in the volume of Pay Later receivables acquired since the third quarter of 2025. As loan acquisitions increased, the Company recorded additional allowance at acquisition in accordance with its expected credit loss methodology. The increase in the allowance primarily reflects the cumulative volume of new loans added to the portfolio rather than a deterioration in credit quality.
Activity in the Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio segment:

	Balance at beginning of period	Provision (negative provision) for loan losses	Charge-offs	Recoveries	Loan sales/contributions	Balance at end of period
	Three months ended March 31, 2026
Non-Nelnet Bank:
Federally insured loans	$42,080	2,072	(2,968)	—	(1,141)	40,043
Private education loans	6,894	(306)	(385)	182	—	6,385
Consumer loans and other financing receivables	57,360	46,700	(26,132)	1,665	—	79,593
Nelnet Bank:
Federally insured loans	676	(31)	(61)	—	1,141	1,725
Private education loans	12,932	1,764	(1,792)	278	—	13,182
Consumer and other loans	12,136	3,373	(1,349)	103	—	14,263
	$132,078	53,572	(32,687)	2,228	—	155,191
	Three months ended March 31, 2025
Non-Nelnet Bank:
Federally insured loans	$49,091	2,634	(2,819)	—	—	48,906
Private education loans	11,130	—	(933)	197	—	10,394
Consumer loans and other financing receivables	38,468	10,378	(5,178)	236	—	43,904
Nelnet Bank:
Federally insured loans	—	365	(3)	—	—	362
Private education loans	10,086	1,085	(1,394)	116	—	9,893
Consumer and other loans	6,115	1,003	(569)	68	—	6,617
	$114,890	15,465	(10,896)	617	—	120,076

The following table summarizes annualized net charge-offs as a percentage of average loans for each of the Company's loan portfolios:

	Three months ended March 31,
	2026	2025
Non-Nelnet Bank:
Federally insured loans	0.17%	0.13%
Private education loans	0.61%	1.39%
Consumer loans and other financing receivables	8.94%	5.44%
Nelnet Bank:
Federally insured loans	0.09%	0.05%
Private education loans	1.14%	1.06%
Consumer and other loans	1.90%	1.25%
During the periods presented above, the primary item impacting provision for loan losses was the establishment of an initial allowance for loans originated and acquired during the periods.
The increase in provision for loan losses and charge-offs for consumer loans and other financing receivables (non-Nelnet Bank loans) during the three month period ended March 31, 2026 compared with the same period in 2025 was driven by the significant increase in the volume of Pay Later receivables acquired since the third quarter of 2025. The increase in provision expense and charge-offs reflects the volume of new loans added to the portfolio rather than a deterioration in credit quality. Credit performance metrics, including delinquency rates and charge‑offs, remained generally consistent with management’s expectations.
Unfunded Loan Commitments
The Company maintains an allowance for unfunded loan commitments that are not unconditionally cancelable, at a level the Company believes is appropriate as of the balance sheet date, to absorb expected credit losses on this exposure. As of March 31, 2026 and December 31, 2025, Nelnet Bank had a liability of approximately $432,000 and $760,000, respectively, related to $48.0 million and $76.5 million, respectively, of unfunded private education, consumer, and other loan commitments. Other than the estimation of the probability of funding, this reserve is estimated in a manner similar to the methodology used for determining reserves for loans included on the consolidated balance sheet. When a new loan commitment is made, the Company records an allowance that is included in "other liabilities" on the consolidated balance sheet. Net adjustments to this reserve are included in "provision for loan losses" on the consolidated income statement. Below is a reconciliation of the provision for loan losses reported in the consolidated statements of income:

	Three months ended
	March 31,
	2026	2025
Provision for loan losses from allowance activity table above	$53,572	15,465
Provision expense (negative provision) for unfunded loan commitments, net	(328)	(128)
Provision for loan losses reported in consolidated statements of income	$53,244	15,337

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

	As of March 31, 2026			As of December 31, 2025			As of March 31, 2025
Federally insured loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$338,990	4.8%		$336,749	4.5%		$401,868	4.6%
Loans in forbearance	497,236	7.0		493,277	6.6		546,170	6.3
Loans in repayment status:
Loans current	5,427,325		87.1%	5,701,660		86.3%	6,536,815		84.7%
Loans delinquent 31-60 days	201,952		3.3	234,259		3.5	306,032		4.0
Loans delinquent 61-90 days	139,095		2.2	147,645		2.2	239,477		3.1
Loans delinquent 91-120 days	89,352		1.4	94,765		1.4	155,641		2.0
Loans delinquent 121-270 days	244,157		3.9	280,899		4.3	326,523		4.2
Loans delinquent 271 days or greater	127,256		2.1	147,989		2.3	157,758		2.0
Total loans in repayment	6,229,137	88.2	100.0%	6,607,217	88.9	100.0%	7,722,246	89.1	100.0%
Total federally insured loans	7,065,363	100.0%		7,437,243	100.0%		8,670,284	100.0%
Accrued interest receivable	501,152			506,943			551,512
Loan discount, net of unamortized premiums and deferred origination costs	(25,898)			(23,513)			(28,020)
Allowance for loan losses	(40,043)			(42,080)			(48,906)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$7,500,574			$7,878,593			$9,144,870
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$3,191	2.4%		$3,094	2.2%		$5,850	2.8%
Loans in forbearance	2,418	1.9		3,049	2.2		1,512	0.7
Loans in repayment status:
Loans current	121,720		97.7%	130,018		97.7%	195,573		97.2%
Loans delinquent 31-60 days	1,324		1.0	1,253		0.9	2,136		1.1
Loans delinquent 61-90 days	498		0.4	515		0.4	1,794		0.9
Loans delinquent 91 days or greater	1,066		0.9	1,280		1.0	1,642		0.8
Total loans in repayment	124,608	95.7	100.0%	133,066	95.6	100.0%	201,145	96.5	100.0%
Total private education loans	130,217	100.0%		139,209	100.0%		208,507	100.0%
Accrued interest receivable	1,038			1,120			1,948
Loan discount, net of unamortized premiums	(3,896)			(4,317)			(5,928)
Allowance for loan losses	(6,385)			(6,894)			(10,394)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$120,974			$129,118			$194,133
Consumer loans and other financing receivables - Non-Nelnet Bank:
Loans in forbearance	$1,654	0.1%		$1,698	0.2%		$205	0.1%
Loans in repayment status:
Loans current	1,175,343		97.0%	1,085,883		96.9%	369,364		97.0%
Loans delinquent 31-60 days	11,498		0.9	13,723		1.2	3,413		0.9
Loans delinquent 61-90 days	11,783		1.0	10,797		1.0	3,170		0.8
Loans delinquent 91 days or greater	13,321		1.1	10,616		0.9	5,063		1.3
Total loans in repayment	1,211,945	99.9	100.0%	1,121,019	99.8	100.0%	381,010	99.9	100.0%
Total consumer loans and other financing receivables	1,213,599	100.0%		1,122,717	100.0%		381,215	100.0%
Accrued interest receivable	1,854			1,497			2,071
Loan discount and deferred lender fees, net of unamortized premiums	(19,669)			(17,845)			(9,437)
Allowance for loan losses	(79,593)			(57,360)			(43,904)
Total consumer loans and other financing receivables and accrued interest receivable, net of allowance for loan losses	$1,116,191			$1,049,009			$329,945

	As of March 31, 2026			As of December 31, 2025			As of March 31, 2025
Federally insured loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$16,937	3.7%		$6,162	3.6%		$3,000	2.7%
Loans in forbearance	20,739	4.5		8,787	5.1		5,433	4.9
Loans in repayment status:
Loans current	377,734		89.7%	141,357		89.9%	92,027		90.4%
Loans delinquent 30-59 days	13,089		3.1	5,686		3.6	3,725		3.7
Loans delinquent 60-89 days	7,796		1.9	2,703		1.7	1,447		1.4
Loans delinquent 90-119 days	4,537		1.1	980		0.6	1,063		1.0
Loans delinquent 120-270 days	12,998		3.1	4,844		3.1	2,423		2.4
Loans delinquent 271 days or greater	4,741		1.1	1,801		1.1	1,069		1.1
Total loans in repayment	420,895	91.8	100.0%	157,371	91.3	100.0%	101,754	92.4	100.0%
Total federally insured loans	458,571	100.0%		172,320	100.0%		110,187	100.0%
Accrued interest receivable	25,824			10,939			5,065
Loan premium	4,677			910			1,307
Allowance for loan losses	(1,725)			(676)			(362)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$487,347			$183,493			$116,197
Private education loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$72,044	13.4%		$56,667	10.9%		$45,026	9.2%
Loans in forbearance	825	0.2		1,684	0.3		1,370	0.3
Loans in repayment status:
Loans current	457,713		98.1%	451,221		98.0%	436,547		98.5%
Loans delinquent 30-59 days	3,956		0.8	4,001		0.9	2,732		0.6
Loans delinquent 60-89 days	2,535		0.6	2,327		0.5	1,937		0.5
Loans delinquent 90 days or greater	2,308		0.5	2,734		0.6	1,839		0.4
Total loans in repayment	466,512	86.4	100.0%	460,283	88.8	100.0%	443,055	90.5	100.0%
Total private education loans	539,381	100.0%		518,634	100.0%		489,451	100.0%
Accrued interest receivable	7,790			6,599			4,636
Loan discount, net of unamortized premiums and deferred origination costs	(4,183)			(5,686)			(3,973)
Allowance for loan losses	(13,182)			(12,932)			(9,893)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$529,806			$506,615			$480,221
Consumer and other loans - Nelnet Bank (a):
Loans in deferment	$10,197	3.9%		$10,006	3.8%		$7,295	4.5%
Loans in repayment status:
Loans current	251,425		99.3%	254,448		99.2%	153,416		99.2%
Loans delinquent 30-59 days	1,251		0.5	1,225		0.5	523		0.3
Loans delinquent 60-89 days	504		0.2	560		0.2	462		0.3
Loans delinquent 90 days or greater	121		—	369		0.1	299		0.2
Total loans in repayment	253,301	96.1	100.0%	256,602	96.2	100.0%	154,700	95.5	100.0%
Total consumer and other loans	263,498	100.0%		266,608	100.0%		161,995	100.0%
Accrued interest receivable	2,100			1,838			1,043
Loan premium, net of unaccreted discount	3,244			3,557			917
Allowance for loan losses	(14,263)			(12,136)			(6,617)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses	$254,579			$259,867			$157,338
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

FICO Scores
An additional key credit quality indicator for Nelnet Bank private education and consumer loans is FICO scores at the time of origination or purchase. The following tables highlight the gross principal balance of Nelnet Bank's portfolios, by year of origination, stratified by FICO score at the time of origination or purchase:
Nelnet Bank Private Education Loans

	Loan balance as of March 31, 2026
	Three months ended March 31, 2026	2025	2024	2023	2022	Prior years	Total	Percent of total
FICO at origination or purchase:
Less than 705	$1,267	7,145	2,689	2,680	3,818	20,757	38,356	7.1%
705 - 734	1,443	12,227	4,648	7,117	16,417	19,946	61,798	11.5
735 - 764	2,100	16,936	5,318	6,957	25,489	30,957	87,757	16.3
765 - 794	3,004	23,267	6,357	4,772	39,552	44,256	121,208	22.5
Greater than 794	8,048	33,630	13,543	11,087	55,118	102,695	224,121	41.5
No FICO score available or required (a)	—	—	2,162	3,979	—	—	6,141	1.1
	$15,862	93,205	34,717	36,592	140,394	218,611	539,381	100.0%

	Loan balance as of December 31, 2025
	2025	2024	2023	2022	2021	Prior years	Total	Percent of total
FICO at origination or purchase:
Less than 705	$5,540	2,788	2,909	4,061	3,519	18,772	37,589	7.2%
705 - 734	9,056	4,795	7,480	17,048	6,565	14,410	59,354	11.4
735 - 764	12,256	5,534	7,073	26,369	11,066	21,511	83,809	16.2
765 - 794	16,293	6,471	5,035	40,851	20,858	26,025	115,533	22.3
Greater than 794	23,370	14,017	11,819	57,404	40,529	68,618	215,757	41.6
No FICO score available or required (a)	—	2,275	4,317	—	—	—	6,592	1.3
	$66,515	35,880	38,633	145,733	82,537	149,336	518,634	100.0%
Nelnet Bank Consumer and Other Loans

	Loan balance as of March 31, 2026
	Three months ended March 31, 2026	2025	2024	2023	2022	Prior years	Total	Percent of total
FICO at origination:
Less than 720	$230	12,875	15,900	1,606	—	1,328	31,939	12.1%
720 - 769	896	24,211	34,391	3,497	14	11,333	74,342	28.2
Greater than 769	3,656	52,019	44,781	5,493	88	7,721	113,758	43.2
No FICO score available or required (a)	902	31,984	9,833	429	258	53	43,459	16.5
	$5,684	121,089	104,905	11,025	360	20,435	263,498	100.0%

	Loan balance as of December 31, 2025
	2025	2024	2023	2022	2021	Prior years	Total	Percent of total
FICO at origination:
Less than 720	$13,054	16,301	1,618	—	275	1,210	32,458	12.2%
720 - 769	24,995	36,292	3,621	15	5,231	6,686	76,840	28.8
Greater than 769	54,681	47,537	5,819	90	5,084	3,161	116,372	43.6
No FICO score available or required (a)	30,719	9,473	431	259	53	3	40,938	15.4
	$123,449	109,603	11,489	364	10,643	11,060	266,608	100.0%
(a)    Loans with no FICO score available or required refers to loans issued to borrowers for which the Company cannot obtain a FICO score or are not required to under a special purpose credit program. Management proactively assesses the risk and size of this loan category and, when necessary, takes actions to mitigate the credit risk.

Nonaccrual Status
The Company does not place federally insured loans on nonaccrual status due to the government guaranty. The amortized cost of private education, consumer, and other loans on nonaccrual status, as well as the allowance for loan losses related to such loans, as of March 31, 2026 and December 31, 2025, was not material.
Amortized Cost Basis by Origination Year
The following table presents the amortized cost of the Company's private education, consumer, and other loans by loan status and delinquency amount as of March 31, 2026 based on year of origination. Effective July 1, 2010, no new loan originations can be made under the Federal Family Education Loan Program (the "FFEL Program" or FFELP) and all new federal loan originations must be made under the Federal Direct Loan Program. As such, all the Company’s federally insured loans were originated prior to July 1, 2010.

	Three months ended March 31, 2026	2025	2024	2023	2022	Prior years	Total
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$—	—	—	—	236	2,955	3,191
Loans in forbearance	—	—	—	—	50	2,368	2,418
Loans in repayment status:
Loans current	—	—	—	162	3,348	118,210	121,720
Loans delinquent 31-60 days	—	—	—	—	14	1,310	1,324
Loans delinquent 61-90 days	—	—	—	—	—	498	498
Loans delinquent 91 days or greater	—	—	—	—	19	1,047	1,066
Total loans in repayment	—	—	—	162	3,381	121,065	124,608
Total private education loans	$—	—	—	162	3,667	126,388	130,217
Accrued interest receivable							1,038
Loan discount, net of unamortized premiums							(3,896)
Allowance for loan losses							(6,385)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$120,974
Gross charge-offs - three months ended March 31, 2026	$—	—	—	—	—	385	385

Consumer loans and other financing receivables - Non-Nelnet Bank:
Loans in forbearance	$56	154	482	962	—	—	1,654
Loans in repayment status:
Loans current	891,217	247,643	19,923	14,833	1,272	455	1,175,343
Loans delinquent 31-60 days	6,599	3,465	840	531	63	—	11,498
Loans delinquent 61-90 days	1,172	9,618	621	309	63	—	11,783
Loans delinquent 91 days or greater	—	10,920	1,532	711	158	—	13,321
Total loans in repayment	898,988	271,646	22,916	16,384	1,556	455	1,211,945
Total consumer loans and other financing receivables	$899,044	271,800	23,398	17,346	1,556	455	1,213,599
Accrued interest receivable							1,854
Loan discount and deferred lender fees, net of unamortized premiums							(19,669)
Allowance for loan losses							(79,593)
Total consumer loans and other financing receivables and accrued interest receivable, net of allowance for loan losses							$1,116,191
Gross charge-offs - three months ended March 31, 2026	$—	14,841	8,004	2,421	833	33	26,132

	Three months ended March 31, 2026	2025	2024	2023	2022	Prior years	Total
Private education loans - Nelnet Bank:
Loans in-school/grace/deferment	$5,567	36,426	15,891	7,673	4,096	2,391	72,044
Loans in forbearance	—	126	—	55	240	404	825
Loans in repayment status:
Loans current	10,186	55,672	18,248	27,822	135,022	210,763	457,713
Loans delinquent 30-59 days	109	657	212	495	591	1,892	3,956
Loans delinquent 60-89 days	—	148	200	340	348	1,499	2,535
Loans delinquent 90 days or greater	—	176	166	207	97	1,662	2,308
Total loans in repayment	10,295	56,653	18,826	28,864	136,058	215,816	466,512
Total private education loans	$15,862	93,205	34,717	36,592	140,394	218,611	539,381
Accrued interest receivable							7,790
Loan discount, net of unamortized premiums and deferred origination costs							(4,183)
Allowance for loan losses							(13,182)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$529,806
Gross charge-offs - three months ended March 31, 2026	$8	84	115	318	215	1,052	1,792

Consumer and other loans - Nelnet Bank:
Loans in deferment	$2,670	7,527	—	—	—	—	10,197
Loans in repayment status:
Loans current	3,014	113,209	103,436	11,025	360	20,381	251,425
Loans delinquent 30-59 days	—	151	1,059	—	—	41	1,251
Loans delinquent 60-89 days	—	140	364	—	—	—	504
Loans delinquent 90 days or greater	—	62	46	—	—	13	121
Total loans in repayment	3,014	113,562	104,905	11,025	360	20,435	253,301
Total consumer and other loans	$5,684	121,089	104,905	11,025	360	20,435	263,498
Accrued interest receivable							2,100
Loan premium, net of unaccreted discount							3,244
Allowance for loan losses							(14,263)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses							$254,579
Gross charge-offs - three months ended March 31, 2026	$—	227	848	71	—	203	1,349

3.  Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of March 31, 2026
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$6,138,826	4.04% - 5.79%	10/25/33 - 11/27/90
Bonds and notes based on auction	12,315	0.01% - 4.77%	3/22/32 - 8/25/37
Total FFELP variable-rate bonds and notes	6,151,141
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	293,183	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facility	484,641	4.69% / 4.71%	7/30/27
Consumer loan warehouse and other facilities	753,040	4.93% - 5.47%	11/13/27 - 2/29/28
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	31,457	5.15% / 5.91%	6/25/49 / 11/25/53
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	23,888	7.15%	11/25/53
Unsecured line of credit	—	—	3/31/31
Participation agreements	1,025	4.39% - 5.82%	5/4/26 / 7/28/32
	7,738,375
Discount on bonds and notes payable and debt issuance costs	(38,975)
Total	$7,699,400

	As of December 31, 2025
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$6,448,212	4.35% - 5.85%	3/22/32 - 11/27/90
Bonds and notes based on auction	24,150	0.01% - 5.10%	3/22/32 - 8/25/37
Total FFELP variable-rate bonds and notes	6,472,362
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	302,791	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facility	213,982	4.83% / 4.84%	1/29/27
Consumer loan warehouse and other facilities	767,951	5.01% - 5.67%	11/13/27 - 2/29/28
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	35,770	5.15% / 6.12%	6/25/49 / 11/25/53
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	27,391	7.15%	11/25/53
Unsecured line of credit	—	—	9/22/26
Participation agreements	1,322	4.53% - 5.82%	5/4/26 / 7/28/32
	7,821,569
Discount on bonds and notes payable and debt issuance costs	(40,642)
Total	$7,780,927

Warehouse and Other Facilities
The Company funds a portion of its loan acquisitions through the use of warehouse and other secured facilities. Loan warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements. The following table summarizes the Company's warehouse and other facilities as of March 31, 2026:

Type of loans	Maximum financing amount	Amount outstanding	Amount available	Expiration of liquidity provisions	Final maturity date	Advance rate	Advanced as equity support
FFELP (a)	$800,000	484,641	315,359	7/31/2026	7/30/2027	note (b)	$31,040
Consumer loans and other financing receivables	$925,000	753,040	171,960	11/13/2026 - 7/31/2027	11/13/2027 - 2/29/2028	50% - 90%	$106,939
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
Unsecured Line of Credit
On March 31, 2026, the Company entered into a new $435.0 million unsecured line of credit. In conjunction with entering into the new line of credit, the Company terminated its $495.0 million line of credit which had a scheduled maturity date of September 22, 2026. There was no outstanding balance on the $495.0 million line of credit on the date of termination.
Borrowings by the Company under the new line of credit will bear interest at rates that will vary based on market conditions, the Company's credit rating, interest elections by the Company under the agreement, and other factors at the time of the borrowings. The maturity date of the new line of credit is March 31, 2031.
The new line of credit contains affirmative and negative covenants, including, but not limited to, certain financial covenants related to maintenance of a minimum consolidated net worth, a limitation on recourse indebtedness to adjusted EBITDA, a limitation on permitted investments, and an asset quality test related to non-FFELP loans held by the Company and its consolidated subsidiaries. Any violation of these covenants could lead to an event of default under the agreement. The Company's obligations under the agreement are guaranteed by certain subsidiaries of the Company.
As of March 31, 2026, no amount was outstanding on the new line of credit and $435.0 million was available for future use.
Debt Repurchases
The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market or retained such instruments upon initial issuance. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties, redeem the notes at par as cash is generated by the trust estate, or pledge the securities as collateral on repurchase agreements. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of March 31, 2026, the Company holds $238.1 million (par value) of its own FFELP asset-backed securities. Upon sale, these notes would be shown as "bonds and notes payable" in the Company's consolidated balance sheet.

4.  Derivative Financial Instruments
The Company uses derivative financial instruments to manage interest rate risk. Derivative instruments used are described in note 6 of the notes to consolidated financial statements included in the 2025 Annual Report.
Non-Nelnet Bank Derivatives
Basis Swaps
The following table summarizes the Company’s Basis Swaps outstanding as of March 31, 2026 and December 31, 2025 used to hedge its basis risk and repricing risk on a portion of its FFELP student loan assets. The Company has entered into basis swaps in which the Company receives payments indexed to three-month SOFR and makes payments based on the one-month SOFR index (plus or minus a spread) as defined in the agreements.

Maturity	Notional amount
2026	$1,150,000
2027	250,000
$1,400,000
Interest Rate Swaps – Floor Income Hedges
The following table summarizes the outstanding derivative instruments used by the Company as of March 31, 2026 and December 31, 2025 to economically hedge loans earning fixed-rate floor income. For these derivative instruments, the Company receives payments based on SOFR, the majority of which reset quarterly.

Maturity	Notional amount	Weighted-average fixed rate paid by the Company
2026	$200,000	3.92%
2028	50,000	3.56
2029	50,000	3.17
2030	100,000	3.63
	$400,000	3.71%
Nelnet Bank Derivatives
Nelnet Bank uses derivative instruments to hedge exposure to variability in cash flows from variable-rate intercompany and third-party deposits to minimize volatility from future changes in interest rates.
Interest Rate Swaps - Intercompany Deposits
Nelnet Bank's derivatives used to hedge intercompany deposits are structured so that each is economically effective; however, because these derivatives are hedging intercompany deposits, the derivative instruments are not eligible for hedge accounting in the consolidated financial statements. The following table summarizes the outstanding derivative instruments used by Nelnet Bank as of March 31, 2026 and December 31, 2025 to hedge intercompany deposits. For these derivatives, the Company receives monthly or quarterly payments based on SOFR that reset daily.

Maturity	Notional amount	Weighted-average fixed rate paid by the Company
2028	$40,000	3.33%
2029	25,000	3.37
2030 (a)	50,000	3.06
2032 (b)	25,000	4.03
2033	25,000	3.90
2035 (c)	30,000	3.79
	$195,000	3.50%
(a)    These $25 million notional amount derivatives have forward effective start dates in April 2026 and May 2026, respectively.
(b)    This $25 million notional amount derivative has a forward effective start date in February 2027.
(c)    This $30 million notional amount derivative has a forward effective start date in May 2028.

Interest Rate Swaps - Third-Party Deposits
The following table summarizes the outstanding derivative instruments used by Nelnet Bank as of March 31, 2026 and December 31, 2025 to hedge third-party deposits. For these derivative instruments, the Company receives monthly payments based on SOFR that reset monthly.

Maturity	Notional amount	Weighted-average fixed rate paid by the Company
2030	$25,000	3.57%
2035	25,000	3.87
	$50,000	3.72%
Consolidated Financial Statement Impact Related to Derivatives
Balance Sheets
Nelnet Bank's derivatives are not cleared post-execution at a regulated clearinghouse. As such, the Company records these derivative instruments in the consolidated balance sheets on a gross basis as either an asset (included in "other assets") or liability (included in "other liabilities") measured at fair value. The following table summarizes the fair value of Nelnet Bank's derivatives as reflected in the consolidated balance sheets:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of March 31, 2026	As of December 31, 2025	As of March 31, 2026	As of December 31, 2025
Interest rate swaps - intercompany deposits	$1,239	614	869	1,243
Interest rate swaps - third-party deposits (cash flow hedges)	—	—	182	484
	$1,239	614	1,051	1,727
Statements of Income
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income related to derivative instruments that do not qualify for hedge accounting:

	Three months ended March 31,
	2026	2025
Settlements:
Basis swaps	$153	153
Interest rate swaps - floor income hedges	(49)	429
Interest rate swaps - Nelnet Bank intercompany deposits	39	164
Other derivative instruments	437	—
Total settlements - income	580	746
Change in fair value:
Basis swaps	(148)	(138)
Interest rate swaps - floor income hedges	1,642	(3,657)
Interest rate swaps - Nelnet Bank intercompany deposits	1,000	(2,529)
Other derivative instruments	(907)	—
Total change in fair value - income (expense)	1,587	(6,324)
Derivative market value adjustments and derivative settlements, net - income (expense)	$2,167	(5,578)

5.  Investments and Notes Receivable
“Total investments and notes receivable” consisted of the following:

	As of March 31, 2026				As of December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investments at fair value:
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan	$37,620	2,940	(138)	40,422	36,824	2,950	(129)	39,645
FFELP loan and other debt securities - restricted	192,496	3,030	(838)	194,688	172,739	3,384	(323)	175,800
Private education loan (a)	187,507	—	(14,228)	173,279	197,568	20	(13,436)	184,152
Other debt securities	52,105	2,438	(113)	54,430	55,874	2,528	—	58,402
Total Non-Nelnet Bank	469,728	8,408	(15,317)	462,819	463,005	8,882	(13,888)	457,999
Nelnet Bank:
FFELP loan	251,671	6,225	(764)	257,132	258,208	6,513	(798)	263,923
Private education loan	12,815	—	(36)	12,779	13,623	—	(37)	13,586
Other debt securities	684,772	319	(5,092)	679,999	569,528	1,433	(1,481)	569,480
Total Nelnet Bank	949,258	6,544	(5,892)	949,910	841,359	7,946	(2,316)	846,989
Total available-for-sale asset-backed securities	$1,418,986	14,952	(21,209)	1,412,729	1,304,364	16,828	(16,204)	1,304,988
Equity securities and funds measured at net asset value				110,508				109,648
Total investments at fair value				1,523,237				1,414,636
Other investments and notes receivable (not measured at fair value):
Nelnet Bank: Held-to-maturity asset-backed securities - FFELP loan				210,145				211,299
Venture capital, funds, and other:
Measurement alternative				229,112				227,962
Equity method				255,290				248,253
Total venture capital and funds				484,402				476,215
Real estate equity method				256,192				233,167
ALLO:
Voting interest/equity method				—				—
Preferred membership interest and accrued and unpaid preferred return				24,626				10,148
Total interest in ALLO				24,626				10,148
Beneficial interest in loan securitizations (b):
Consumer and private education loans, net of allowance for credit losses of $54,932 and $50,802 as of March 31, 2026 and December 31, 2025, respectively				182,487				180,262
Federally insured student loans				15,270				14,568
Total beneficial interest in loan securitizations, net of allowance				197,757				194,830
Solar (c)				(268,466)				(240,370)
Notes receivable				32,090				32,085
Tax liens, affordable housing, and other				17,378				15,961
Total other investments and notes receivable (not measured at fair value)				954,124				933,335
Total investments and notes receivable				$2,477,361				$2,347,971
(a)    As sponsor of certain private education loan securitizations, the Company is required to provide a certain level of risk retention, and has purchased bonds issued in such securitizations to satisfy this requirement. The Company must retain these investment securities until the aggregate outstanding loan or bond balances in the securitization are met, at which time the Company can sell its investment securities (bonds) to a third party. The bonds purchased to satisfy the risk retention requirement are included in the above table and as of March 31, 2026, the par value and fair value of these securities was $187.5 million and $172.9 million, respectively.
(b)    The Company has partial ownership in certain securitizations. As of the latest remittance reports filed by the various trusts prior to or as of March 31, 2026, the Company's ownership correlates to approximately $990 million, $370 million, and $280 million of consumer, private education, and federally insured student loans, respectively, included in these securitizations.

The Company has recorded an allowance for credit losses (and related provision expense) related to certain loan securitizations, due primarily to an increase in cumulative loss expectations, of $4.1 million and $1.5 million during the three months ended March 31, 2026 and 2025, respectively, which is included in “provision for beneficial interests” on the consolidated statements of income.
(c)    As of March 31, 2026, the Company has contributed a total of $360.3 million and its third-party partners have contributed $418.7 million in tax equity to renewable energy solar partnerships. The Company's carrying value in a solar project is reduced by tax credits earned when the solar project is placed in service. As of March 31, 2026, the Company and its third-party partners have earned $420.1 million and $456.0 million, respectively, of tax credits on those projects that remain outstanding. The Company’s negative carrying value related to solar tax partnerships on the consolidated balance sheet of $268.5 million as of March 31, 2026 represents the sum of total tax credits earned on solar projects placed in service through March 31, 2026 and the calculated HLBV cumulative net losses being larger than the total contributions made by the Company and its syndication partners on such projects. The negative carrying value as of March 31, 2026, excluding the portion owned by syndication partners that is reflected as "noncontrolling interests" on the consolidated balance sheet, was $123.4 million.
The following table presents (i) HLBV losses recognized by the Company and gains recognized upon the sale of partnership interests, including amounts attributable to third-party noncontrolling interest partners (syndication partners), which are included in “other, net” in "other income (expense)" on the consolidated statements of income, (ii) solar net losses attributed to noncontrolling interest partners included in “net loss attributable to noncontrolling interests” on the consolidated statements of income, and (iii) the recognized pre-tax net (loss) gain attributable to the Company:

	Three months ended March 31,
	2026	2025
Losses from HLBV accounting (gross)	$(22,531)	(2,616)
Gains from sales (gross)	—	3,072
(Losses) gains from solar investments, (gross)	(22,531)	456
Less: losses attributable to noncontrolling members, net	(13,445)	(1,046)
Net (loss) gain attributable to the Company	$(9,086)	1,502
The following table presents, by remaining contractual maturity, the amortized cost and fair value of debt securities as of March 31, 2026:

	As of March 31, 2026
	1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan	$—	205	2,538	34,877	37,620
FFELP loan and other debt securities - restricted	—	8,014	50,150	134,332	192,496
Private education loan	—	—	390	187,117	187,507
Other debt securities	2,823	100	7,682	41,500	52,105
Total Non-Nelnet Bank	2,823	8,319	60,760	397,826	469,728
Fair value	2,790	8,394	60,507	391,128	462,819
Nelnet Bank:
FFELP loan	44,096	12,316	20,015	175,244	251,671
Private education loan	—	—	12,667	148	12,815
Other debt securities	—	33,389	113,569	537,814	684,772
Total Nelnet Bank	44,096	45,705	146,251	713,206	949,258
Fair value	43,806	45,777	145,743	714,584	949,910
Total available-for-sale asset-backed securities at amortized cost	$46,919	54,024	207,011	1,111,032	1,418,986
Total available-for-sale asset-backed securities at fair value	$46,596	54,171	206,250	1,105,712	1,412,729
Held-to-maturity asset-backed securities
Nelnet Bank:
FFELP loan - amortized cost	$—	2,412	12,807	194,926	210,145
FFELP loan - fair value	$—	2,420	12,625	199,270	214,315
Beneficial interest in loan securitizations (a):
Amortized cost	$—	—	—	—	197,757
Fair value	$—	—	—	—	208,678
(a) The Company's beneficial interest in loan securitizations is not due at a single maturity date.

The following table summarizes the unrealized positions for held-to-maturity asset-backed securities investments and the beneficial interest in loan securitizations as of March 31, 2026:

	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Asset-backed securities	$210,145	4,937	(767)	214,315
Beneficial interest in loan securitizations	197,757	12,796	(1,875)	208,678
The following table presents securities classified as available-for-sale that have gross unrealized losses as of March 31, 2026 and the fair value of such securities as of March 31, 2026. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities in the table below have been evaluated to determine if a credit loss exists. As part of that assessment, the Company concluded it currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses.

	As of March 31, 2026
	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan	$(9)	2,271	(129)	2,128	(138)	4,399
FFELP loan and other debt securities - restricted	(648)	120,361	(190)	7,749	(838)	128,110
Private education loan	(154)	33,708	(14,074)	139,571	(14,228)	173,279
Other debt securities	(113)	14,651	—	—	(113)	14,651
Total Non-Nelnet Bank	(924)	170,991	(14,393)	149,448	(15,317)	320,439
Nelnet Bank:
FFELP loan	(152)	42,124	(612)	53,856	(764)	95,980
Private education loan	(26)	9,025	(10)	3,605	(36)	12,630
Other debt securities	(3,828)	546,098	(1,264)	15,989	(5,092)	562,087
Total Nelnet Bank	(4,006)	597,247	(1,886)	73,450	(5,892)	670,697
Total available-for-sale asset-backed securities	$(4,930)	768,238	(16,279)	222,898	(21,209)	991,136
The following table summarizes the gross proceeds received and gross realized gains and losses related to sales of available-for-sale asset-backed securities:

	Three months ended
	March 31,
	2026	2025
Gross proceeds from sales	$47,533	74,781

Gross realized gains	$430	933
Gross realized losses	(8)	(450)
Net gains	$422	483

Equity securities and funds measured at net asset value
The following table summarizes the unrealized gains and losses related to equity securities and funds measured at net asset value held at March 31, 2026 and 2025. Realized and unrealized gains/losses are included in "other, net" in "other income (expense)" on the consolidated statements of income.

	Three months ended
	March 31,
	2026	2025
Unrealized (losses) gains recognized during the period, net	$(7,801)	1,383
Less: realized losses on securities sold during the period, net	1,457	—
Unrealized (losses) gains on securities still held as of the reporting date, net	$(9,258)	1,383
6. Business Combination
Nelnet Diversified Services Canada, Inc.
On February 2, 2026, the Company acquired 100 percent of the outstanding stock of a wholly owned subsidiary of DH Corporation for total consideration of CAD $144.2 million (USD $105.8 million). The acquired entity was subsequently renamed Nelnet Diversified Services Canada, Inc. ("NDS Canada"). NDS Canada is a Canadian student loan servicing business that services the Canada Student Loan Program for federal and provincial student financial assistance programs, including loan origination, disbursement, servicing, customer support, delinquency management, and reporting. The acquisition of NDS Canada has expanded the Company's portfolio of loans it services. The operating results of NDS Canada are included in the Loan Servicing and Systems operating segment.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The fair value of the assets and liabilities related to NDS Canada are subject to refinement as the Company completes its analysis relative to the fair values at the date of acquisition.

Restricted cash - due to customers	$302,901
Accounts receivable	18,068
Property and equipment	2,933
Other assets	355
Intangible assets	69,072
Excess cost over fair value of net assets acquired (goodwill)	46,969
Other liabilities	(31,635)
Due to customers	(302,901)
Net assets acquired	$105,762
The $69.1 million of acquired intangible assets on the date of acquisition had a weighted-average useful life of approximately 6 years. The intangible assets that made up this amount include customer relationships of $42.8 million (7-year useful life) and software of $26.3 million (5-year useful life).
The $47.0 million of goodwill was assigned to the Loan Servicing and Systems operating segment and is not expected to be deductible for tax purposes. The amount allocated to goodwill was primarily attributed to expected future economic benefits associated with the Company's servicing expertise and scale supporting NDS Canada's ongoing operations, along with the deferred tax liability related to the differences between the carrying amounts and tax bases of acquired identifiable intangible assets.
Nelnet Canada's assets acquired and liabilities assumed were recorded by the Company at their respective fair values at the date of acquisition, and Nelnet Canada's operating results from the date of acquisition forward are included in the Company's consolidating operating results. The pro forma impacts of the Nelnet Canada acquisition on the Company's historical results prior to the acquisition were not material.

7. Intangible Assets
Intangible assets consisted of the following:

	Weighted-average remaining useful life as of March 31, 2026 (months)
		As of	As of
		March 31, 2026	December 31, 2025
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $61,218 and $58,561, respectively)	81	$71,587	29,283
Computer software (net of accumulated amortization of $959)	57	25,989	—
Total amortizable intangible assets, net	74	$97,576	29,283
The Company recorded amortization expense on its intangible assets of $3.7 million and $1.5 million for the three months ended March 31, 2026 and 2025, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of March 31, 2026, the Company estimates it will record amortization expense as follows:

2026 (April 1 - December 31)	$13,630
2027	18,105
2028	17,860
2029	15,044
2030	14,882
2031 and thereafter	18,055
$97,576
8. Goodwill
The change in the carrying amount of goodwill by reportable operating segment was as follows:

			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Total
Goodwill as of December 31, 2025	$23,639	92,507	41,883	—	—	—	158,029
Goodwill acquired during the period	46,969	—	—	—	—	—	46,969
Effect of foreign currency fluctuations	(1,068)	—	—	—	—	—	(1,068)
Goodwill as of March 31, 2026	$69,540	92,507	41,883	—	—	—	203,930
9.  Bank Deposits
The following table summarizes Nelnet Bank’s deposits, excluding intercompany deposits:

	As of	As of
	March 31, 2026	December 31, 2025
Retail and other savings	$1,376,955	1,337,873
Brokered CDs, net of brokered deposit fees	350,218	311,015
Retail and other CDs, net of issuance fees	17,354	20,285
Total interest-bearing deposits	$1,744,527	1,669,173
As of March 31, 2026 and December 31, 2025, Nelnet Bank had intercompany deposits from Nelnet, Inc. and its subsidiaries totaling $212.2 million and $93.8 million, respectively, including a $40.0 million pledged deposit from Nelnet, Inc. as required under a Capital and Liquidity Maintenance Agreement with the FDIC. All intercompany deposits held at Nelnet Bank are eliminated for consolidated financial reporting purposes.

The following table presents the remaining maturities of certificates of deposit as of March 31, 2026:

One year or less	$213,218
After one year to two years	9,945
After two years to three years	13,718
After three years to four years	61,959
After four years to five years	14,744
After five years	53,988
Total	$367,572
Deposits that exceeded the FDIC insurance limits as of March 31, 2026 were $41.1 million, the majority of which were intercompany deposits from Nelnet, Inc. and its subsidiaries.
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

	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
	Three months ended March 31,
	2026			2025
Numerator:
Net income attributable to Nelnet, Inc.	$69,855	1,271	71,126	81,017	1,543	82,560
Denominator:
Weighted-average common shares outstanding - basic and diluted	35,432,329	644,583	36,076,912	35,796,531	681,895	36,478,426
Earnings per share - basic and diluted	$1.97	1.97	1.97	2.26	2.26	2.26

11.  Segment Reporting
See note 16 of the notes to consolidated financial statements included in the 2025 Annual Report for a description of the Company's operating segments. The following tables present the results of each of the Company's reportable operating segments reconciled to the consolidated financial statements:

	Three months ended March 31, 2026
	Reportable Segments					Reconciling Items
	Loan Servicing and Systems (LSS)	Education Technology Services and Payments (ETSP)	Asset Generation and Management	Nelnet Bank	Total Reportable Segments	NFS Other Operating Segments	Corporate and Other Activities	Eliminations/ Reclassifications	Total
Interest income:
Loan interest	$—	—	152,353	18,671	171,024	—	—	—	171,024
Investment interest	1,139	6,118	10,659	16,565	34,481	8,517	3,136	(5,932)	40,202
Total interest income	1,139	6,118	163,012	35,236	205,505	8,517	3,136	(5,932)	211,226
Interest expense	548	—	95,557	17,407	113,512	1,374	629	(5,932)	109,583
Net interest income	591	6,118	67,455	17,829	91,993	7,143	2,507	—	101,643
Less provision for loan losses	—	—	48,466	4,778	53,244	—	—	—	53,244
Less provision for beneficial interests	—	—	4,130	—	4,130	—	—	—	4,130
Net interest income after provision	591	6,118	14,859	13,051	34,619	7,143	2,507	—	44,269
Other income (expense):
LSS revenue	127,842	—	—	—	127,842	—	—	—	127,842
ETSP revenue	—	154,436	—	—	154,436	—	—	—	154,436
Intersegment revenue	5,006	72	—	—	5,078	—	—	(5,078)	—
Reinsurance premiums earned	—	—	—	—	—	22,536	—	—	22,536
Solar construction revenue	—	—	—	—	—	—	—	—	—
Other, net	(211)	—	26,246	1,558	27,593	(3,586)	(13,578)	8	10,437
Derivative settlements, net	—	—	104	39	143	—	437	—	580
Derivative market value adjustments, net	—	—	1,494	1,000	2,494	—	(907)	—	1,587
Total other income (expense), net	132,637	154,508	27,844	2,597	317,586	18,950	(14,048)	(5,070)	317,418
Cost of services and expenses:
Total cost of services	2,087	49,953	—	—	52,040	—	—	—	52,040
Salaries and benefits	67,621	42,696	1,628	2,915	114,860	1,512	23,015	(16)	139,371
Depreciation and amortization	4,002	2,369	—	352	6,723	—	2,447	—	9,170
Reinsurance losses and underwriting expenses	—	—	—	—	—	23,605	—	—	23,605
Postage expense	8,805				8,805			(8,805)	—
Servicing fees			8,152	1,227	9,379			(9,379)	—
Other expenses (a)	14,193	11,761	1,051	1,278	28,283	1,261	19,102	13,194	61,840
Intersegment expenses, net	16,719	6,034	1,352	657	24,762	457	(25,147)	(72)	—
Total operating expenses	111,340	62,860	12,183	6,429	192,812	26,835	19,417	(5,078)	233,986
Income (loss) before income taxes	19,801	47,813	30,520	9,219	107,353	(742)	(30,958)	8	75,661
Income tax (expense) benefit	(4,752)	(11,475)	(7,321)	(2,106)	(25,654)	162	5,431	—	(20,061)
Net income (loss)	15,049	36,338	23,199	7,113	81,699	(580)	(25,527)	8	55,600
Net (income) loss attributable to noncontrolling interests	—	—	(18)	—	(18)	69	15,483	(8)	15,526
Net income (loss) attributable to Nelnet, Inc.	$15,049	36,338	23,181	7,113	81,681	(511)	(10,044)	—	71,126

Total assets as of March 31, 2026	$479,061	452,962	9,490,162	2,515,559	12,937,744	1,129,447	771,091	(660,365)	14,177,917
(a)    Other expenses for each reportable segment includes:
LSS - occupancy, professional fees, software, and computer services and subscriptions.
ETSP - advertising, professional fees, analysis fees, computer services and subscriptions, and provision for losses.
AGM - trustee fees, subscriptions and memberships, professional fees, and travel.
Nelnet Bank - occupancy, marketing, consulting and professional fees, software, FDIC insurance, and management fee expense.

	Three months ended March 31, 2025
	Reportable Segments					Reconciling Items
	Loan Servicing and Systems (LSS)	Education Technology Services and Payments (ETSP)	Asset Generation and Management	Nelnet Bank	Total Reportable Segments	NFS Other Operating Segments	Corporate and Other Activities	Eliminations/ Reclassifications	Total
Interest income:
Loan interest	$—	—	154,469	11,971	166,440	—	—	—	166,439
Investment interest	721	6,939	12,769	12,496	32,925	8,820	2,312	(2,669)	41,389
Total interest income	721	6,939	167,238	24,467	199,365	8,820	2,312	(2,669)	207,828
Interest expense	—	—	114,303	12,077	126,380	770	633	(2,669)	125,114
Net interest income	721	6,939	52,935	12,390	72,985	8,050	1,679	—	82,714
Less provision for loan losses	—	—	13,012	2,325	15,337	—	—	—	15,337
Less provision for beneficial interests	—	—	1,510	—	1,510	—	—	—	1,510
Net interest income after provision	721	6,939	38,413	10,065	56,138	8,050	1,679	—	65,867
Other income (expense):
LSS revenue	120,741	—	—	—	120,741	—	—	—	120,741
ETSP revenue	—	147,330	—	—	147,330	—	—	—	147,330
Intersegment revenue	5,684	64	—	—	5,748	—	—	(5,748)	—
Reinsurance premiums earned	—	—	—	—	—	24,687	—	—	24,687
Solar construction revenue	—	—	—	—	—	—	3,995	—	3,995
Other, net	112	—	4,904	142	5,158	1,110	18,238	97	24,603
Derivative settlements, net	—	—	582	164	746	—	—	—	746
Derivative market value adjustments, net	—	—	(3,795)	(2,529)	(6,324)	—	—	—	(6,324)
Total other income (expense), net	126,537	147,394	1,691	(2,223)	273,399	25,797	22,233	(5,651)	315,778
Cost of services and expenses:
Total cost of services	1,633	48,047	—	—	49,680	—	7,828	—	57,508
Salaries and benefits	69,574	41,741	1,221	2,816	115,352	478	22,496	(104)	138,223
Depreciation and amortization	2,654	2,430	—	339	5,423	—	3,833	—	9,255
Reinsurance losses and underwriting expenses	—	—	—	—	—	22,212	—	—	22,212
Postage expense	7,575				7,575			(7,575)	—
Servicing fees			6,911	667	7,578			(7,578)	—
Other expenses (a)	10,832	9,048	888	1,358	22,126	853	15,586	9,741	48,307
Intersegment expenses, net	16,478	5,605	1,250	710	24,043	244	(24,055)	(232)	—
Total operating expenses	107,113	58,824	10,270	5,890	182,097	23,787	17,860	(5,748)	217,997
Income (loss) before income taxes	18,512	47,462	29,834	1,952	97,760	10,060	(1,776)	97	106,140
Income tax (expense) benefit	(4,443)	(11,402)	(7,156)	(434)	(23,435)	(2,385)	810	—	(25,010)
Net income (loss)	14,069	36,060	22,678	1,518	74,325	7,675	(966)	97	81,130
Net (income) loss attributable to noncontrolling interests	—	45	(17)	—	28	(124)	1,623	(97)	1,430
Net income (loss) attributable to Nelnet, Inc.	$14,069	36,105	22,661	1,518	74,353	7,551	657	—	82,560

Total assets as of March 31, 2025	$184,142	469,706	10,362,549	1,689,633	12,706,030	874,667	873,211	(261,950)	14,191,958
(a)    Other expenses for each reportable segment includes:
LSS - communications, professional fees, collection costs, software, and computer services and subscriptions.
ETSP - advertising, professional fees, analysis fees, computer services and subscriptions, and travel.
AGM - trustee fees and professional fees.
Nelnet Bank - occupancy, marketing, consulting and professional fees, software, FDIC insurance, and management fee expense.

Three months ended March 31, 2026

Three months ended March 31, 2025

12. Disaggregated Revenue
The following tables present disaggregated revenue for the Company's fee-based operating segments:
Loan Servicing and Systems

	Three months ended March 31,
	2026	2025
Department of Education loan servicing	$76,119	87,358
Canada Student Loan Program loan servicing (a)	11,332	—
Private education and consumer loan servicing	25,661	22,696
FFELP loan servicing	2,254	2,633
Software services	11,763	6,992
Outsourced services	713	1,062
Loan servicing and systems revenue	$127,842	120,741
(a)    On February 2, 2026, the Company acquired a Canadian student loan servicing business, NDS Canada. The operating results of NDS Canada are included in the Company's consolidated operating results beginning on the acquisition date. See note 6 for additional information.
Education Technology Services and Payments

	Three months ended March 31,
	2026	2025
Tuition payment plan services	$41,855	40,072
Payment processing	55,887	51,536
Education technology services	56,114	55,695
Other	580	27
Education technology services and payments revenue	$154,436	147,330
Other Income (Expense)
The following table presents the components of "other, net" in "other income (expense)" on the consolidated statements of income:

	Three months ended March 31,
	2026	2025
Investment activity, net	$15,169	5,161
Borrower late fee income	8,457	1,587
Administration/sponsor fee income	1,549	1,305
Investment advisory services (WRCM)	1,336	1,473
ALLO preferred return	978	8,416
Loss from solar investments, net	(22,531)	456
Other	5,479	6,205
Other, net	$10,437	24,603

13.  Reinsurance
The following table presents reinsurance premiums written and earned and loss reserves, commissions, and broker fees:

	Three months ended March 31,
	2026	2025
Premiums written:
Assumed	$68,320	60,853
Ceded	(16,983)	(23,229)
Net premiums written	$51,337	37,624
Premiums earned:
Assumed	$40,326	47,723
Ceded	(17,790)	(23,036)
Net premiums earned	$22,536	24,687
Loss reserve, commissions, and broker fees:
Assumed	$39,975	42,641
Ceded	(16,370)	(20,429)
Reinsurance losses and underwriting expenses	$23,605	22,212
The Company’s loss reserve balance, net of amounts ceded to reinsurers, was $78.2 million and $72.3 million as of March 31, 2026 and December 31, 2025, respectively, which is included in "other liabilities" on the consolidated balance sheets.
14.  Major Customer
The Company earns loan servicing revenue from a servicing contract with the U.S. Department of Education (the "Department") that became effective in April 2023 and has a five-year base period, with 2 two-year and 1 one-year possible extensions. Revenue earned by the Company related to this contract was $76.1 million and $87.4 million for the three months ended March 31, 2026 and 2025, respectively.
15.  Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	As of March 31, 2026			As of December 31, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
Asset-backed debt securities - available-for-sale	$100	1,412,629	1,412,729	100	1,304,888	1,304,988
Equity securities	18,428	—	18,428	22,107	—	22,107
Equity securities measured at net asset value (a)			92,080			87,541
Total investments	18,528	1,412,629	1,523,237	22,207	1,304,888	1,414,636
Derivative instruments	—	1,239	1,239	—	614	614
Total assets	$18,528	1,413,868	1,524,476	22,207	1,305,502	1,415,250
Liabilities:
Derivative instruments	$—	1,051	1,051	—	1,727	1,727
Total liabilities	$—	1,051	1,051	—	1,727	1,727
(a)    In accordance with the Fair Value Measurements Topic of the FASB Accounting Standards Codification, certain investments that are measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

The following table summarizes the fair values of all of the Company’s financial instruments on the consolidated balance sheets. The methodologies for estimating the fair value of financial assets and liabilities are described in note 24 of the notes to consolidated financial statements included in the 2025 Annual Report.

	As of March 31, 2026
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$9,954,184	9,469,713	—	—	9,954,184
Accrued loan interest receivable	539,758	539,758	—	539,758	—
Cash and cash equivalents	240,007	240,007	240,007	—	—
Investments at fair value	1,523,237	1,523,237	18,528	1,412,629	—
Investments - held-to-maturity asset-backed securities	214,315	210,145	—	214,315	—
Notes receivable	32,090	32,090	—	32,090	—
Beneficial interest in loan securitizations	208,678	197,757	—	—	208,678
Restricted cash	308,177	308,177	308,177	—	—
Restricted cash – due to customers	282,341	282,341	282,341	—	—
Derivative instruments	1,239	1,239	—	1,239	—
Financial liabilities:
Bonds and notes payable	7,692,383	7,699,400	—	7,692,383	—
Accrued interest payable	16,916	16,916	—	16,916	—
Bank deposits	1,756,076	1,744,527	1,129,702	626,374	—
Due to customers	544,444	544,444	544,444	—	—
Derivative instruments	1,051	1,051	—	1,051	—

	As of December 31, 2025
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$9,978,262	9,477,759	—	—	9,978,262
Accrued loan interest receivable	528,936	528,936	—	528,936	—
Cash and cash equivalents	295,983	295,983	295,983	—	—
Investments at fair value	1,414,636	1,414,636	22,207	1,304,888	—
Investments - held-to-maturity asset-backed securities	215,722	211,299	—	215,722	—
Notes receivable	32,085	32,085	—	32,085	—
Beneficial interest in loan securitizations	211,398	194,830	—	—	211,398
Restricted cash	357,639	357,639	357,639	—	—
Restricted cash – due to customers	319,924	319,924	319,924	—	—
Derivative instruments	614	614	—	614	—
Financial liabilities:
Bonds and notes payable	7,784,936	7,780,927	—	7,784,936	—
Accrued interest payable	20,426	20,426	—	20,426	—
Bank deposits	1,658,675	1,669,173	1,040,077	618,598	—
Due to customers	457,844	457,844	457,844	—	—
Derivative instruments	1,727	1,727	—	1,727	—
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three months ended March 31, 2026 and 2025. All dollars are in thousands, except per share amounts, unless otherwise noted.)
The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of the Company. The discussion and analysis should be read in conjunction with the Company’s consolidated financial statements included in the 2025 Annual Report.

Forward-looking and cautionary statements
This report contains forward-looking statements and information that are based on management's current expectations as of the date of this document. Statements that are not historical facts, including statements about the Company's plans and expectations for future financial condition, results of operations or economic performance, or that address management's plans and objectives for future operations, and statements that assume or are dependent upon future events, are forward-looking statements. The words “anticipate,” “assume,” “believe,” “continue,” “could,” “ensure,” “estimate,” “expect,” "focus," “forecast,” “future,” “intend,” “may,” "objective," “plan,” “potential,” “predict,” "pursue," “scheduled,” “should,” "strategy," “will,” “would,” and similar expressions, as well as statements in future tense, are intended to identify forward-looking statements.
The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” section of the 2025 Annual Report and include such risks and uncertainties as:
•risks related to the ability to successfully maintain and increase allocated volumes of student loans serviced by the Company under existing and future servicing contracts with the Department, risks related to unfavorable contract modifications or interpretations, risks related to consistently meeting service requirements to avoid the assessment of performance penalties, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of Federal Direct Loan Program, Canada Student Loan Program, FFEL Program, private education, and consumer loans;
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

	Three months ended March 31,
	2026	2025
GAAP net income attributable to Nelnet, Inc.	$71,126	82,560
Realized and unrealized derivative market value adjustments (a)	(1,587)	6,324
Tax effect (b)	381	(1,519)
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$69,920	87,365
Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$1.97	2.26
Realized and unrealized derivative market value adjustments (a)	(0.04)	0.17
Tax effect (b)	0.01	(0.04)
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$1.94	2.39
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

Operating Segments
The Company's reportable operating segments are described in note 1 of the notes to consolidated financial statements included in the 2025 Annual Report. They include:
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
In addition to AGM and Nelnet Bank being part of the NFS division, NFS's other operating segments that are not reportable include the operating results of:
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
•Shared service activities related to human resources, accounting, legal, enterprise risk management, information technology, occupancy, and marketing. These costs are allocated to each operating segment based on estimated use of such activities and services
•Corporate costs and overhead functions not allocated to operating segments, including executive management, innovation initiatives, and other holding company organizational costs
•The operating results of the Company’s participation in renewable energy solar developments through tax equity structures and administrative and management services provided by the Company on solar tax equity investments made by third parties
•The operating results of Nelnet Renewable Energy (NRE), a solar engineering, procurement, and construction business, which the Company sold during the fourth quarter of 2025, but retained a limited number of construction contracts to complete following the sale
•The operating results of certain of the Company’s investment activities, including its ownership in ALLO and early-stage and emerging growth companies (venture capital)
•Interest income earned on cash balances held at the corporate level
•Other product and service offerings that are not considered reportable operating segments

The information below presents the operating results (net income (loss) before taxes) for each of the Company's reportable and certain other operating segments reconciled to the consolidated financial statements. See "Results of Operations" for additional detail regarding each reportable operating segment, the NFS operating segments, and Corporate and Other Activities under this Item 2.

	Three months ended March 31,
	2026	2025
NDS	$19,801	18,512
NBS	47,813	47,462
Nelnet Financial Services division:
AGM	30,520	29,834
Nelnet Bank	9,219	1,952
NFS other operating segments	(742)	10,060
Corporate:
Unallocated shared services and corporate costs	(11,106)	(9,988)
Solar tax equity	(22,044)	1,205
Other corporate operating segments	2,200	7,104
Net income before taxes	75,661	106,140
Income tax expense	(20,061)	(25,010)
Net loss attributable to noncontrolling interests	15,526	1,430
Net income	$71,126	82,560
Impact of Transactions on 2026 Operating Results
Operating results for the three months ended March 31, 2026 were influenced by several transactions that significantly affected certain components of income. The impacts of these items are summarized below to provide additional context for the Company’s financial performance during the period.
AGM Operating Segment
Growth in Pay Later receivable volumes contributed to higher loan interest income during the quarter, along with increased provision for loan losses and borrower late fee income. AGM began acquiring Pay Later receivables during the third quarter of 2025; these receivables are generally purchased at a discount and have short expected durations. As of March 31, 2026, the balance of Pay Later receivables was $766.2 million.
In addition, AGM holds interests in certain joint ventures engaged in the acquisition and management of loan portfolios. During the three months ended March 31, 2026, AGM recognized $15.4 million of income from these joint ventures.
Equity Investments
During the three months ended March 31, 2026, the Company recognized $10.8 million of losses related to marketable equity securities with readily determinable fair values. These losses were primarily unrealized and resulted from changes in market values during the period. The majority of these losses are included in “NFS other operating segments” in the table above.
Solar Tax Equity
During the three months ended March 31, 2026, the Company recognized $22.5 million of losses related to its solar tax equity partnerships. These losses reflect the accounting treatment required under the hypothetical liquidation at book value (“HLBV”) method and were influenced by contributions made to these partnerships in recent periods. Losses attributable to noncontrolling interest partners totaled $13.4 million for the quarter and are included in “net loss attributable to noncontrolling interests.”
The Company consolidates its solar tax equity partnerships because it holds management and control rights, with third‑party investor interests reflected as noncontrolling interests. The HLBV method commonly results in the recognition of accelerated losses in the early years of a partnership.

CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's consolidated operating results for the three months ended March 31, 2026 compared with the same period in 2025 is provided below.
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

	Three months ended
	March 31,
	2026	2025	Additional information
Loan interest	$171,024	166,439	Increase was due to an increase in the average balance of consumer and other loans held within the AGM and Nelnet Bank operating segments, partially offset by a decrease in the average balance of FFELP loans at AGM and gross yield earned on loans.
Investment interest	40,202	41,389	Includes income from operating cash, investments, and restricted cash in asset-backed securitizations. Decrease was due to a decrease in interest rates and interest earned on restricted cash in asset-backed securitizations due to lower balances. These decreases were partially offset by an increase in the average balance of investments.
Total interest income	211,226	207,828
Interest expense	109,583	125,114	Decrease was due to a decrease in the average balance of debt outstanding and decrease in cost of funds. These decreases were partially offset by an increase in interest expense on larger deposit balances at Nelnet Bank.
Net interest income	101,643	82,714
Less provision for loan losses	53,244	15,337
Represents the current period provision to reflect the lifetime expected credit losses related to the Company's loan portfolio. The increase was driven by the significant increase in the volume of Pay Later receivables acquired since the third quarter of 2025. See note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional factors impacting provision for loan losses for the periods presented.

Less provision for beneficial interests	4,130	1,510
Represents the current period provision expense related to the Company’s beneficial interest in certain loan securitizations. See note 5 of the notes to consolidated financial statements in this report for additional information.

Net interest income after provision	44,269	65,867
Other income (expense):
LSS revenue	127,842	120,741	See LSS operating segment - results of operations.
ETSP revenue	154,436	147,330	See ETSP operating segment - results of operations.
Reinsurance premiums earned	22,536	24,687	Represents premiums earned, net of ceded portion, from reinsurance treaties on primarily property and casualty policies. Decrease was primarily due to timing of premium recognition under certain reinsurance treaties.
Solar construction revenue	—	3,995	Represents revenue earned from NRE providing solar construction services. The Company sold NRE in November 2025.
Other, net	10,437	24,603	See table below for the components of "other, net."
Derivative settlements, net	580	746	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility.
Derivative market value adjustments, net	1,587	(6,324)	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP.
Total other income (expense), net	317,418	315,778
Cost of services and expenses:
Loan servicing contract fulfillment and acquisition costs	2,087	1,633	Represents primarily the amortization of previously capitalized contract fulfillment costs.
Cost to provide education technology services and payments	49,953	48,047	Represents direct costs to provide payment processing and instructional services in ETSP. See ETSP operating segment - results of operations.
Cost to provide solar construction services	—	7,828	Represents direct costs related to NRE providing solar construction services. The Company sold NRE in November 2025.
Total cost of services	52,040	57,508
Salaries and benefits	139,371	138,223
Increase was primarily due to higher headcount at the ETSP operating segment to support the growth of its customer base and the investment in the development of new technologies, as well as increased headcount in the NFS division to support growth. These increases were partially offset by lower headcount in the LSS operating segment, reflecting ongoing cost-efficiency initiatives.

Depreciation and amortization	9,170	9,255	Includes depreciation of property and equipment and the amortization of intangibles from prior business acquisitions. Decrease was primarily due to certain information technology activities moved to cloud computing and such expenses classified as other expenses. These decreases were partially offset by an increase in amortization due to the acquisition of NDS Canada during the first quarter of 2026.
Reinsurance losses and underwriting expenses	23,605	22,212	Represents case reserve, estimated loss reserve, and amortization of acquisition costs, which consist primarily of commissions and brokerage expenses, net of ceded portion, from reinsurance treaties on primarily property and casualty policies.

Other expenses	61,840	48,307	Includes expenses such as postage and distribution, consulting and professional fees, servicing fees, marketing, travel, communications, and certain information technology-related costs. Increase was primarily due to higher legal and transition service costs related to closing the NDS Canada acquisition and subsequent integration activities, as well as increased expenses related to certain information technology activities moved to cloud computing.
Total operating expenses	233,986	217,997
Income before income taxes	75,661	106,140
Income tax expense	(20,061)	(25,010)
The effective tax rate was 22.00% and 23.25% for the three months ended March 31, 2026 and 2025, respectively. The Company expects its effective tax rate will range between 22.0% and 24.5% for the remainder of 2026.

Net income	55,600	81,130
Net loss attributable to noncontrolling interests	15,526	1,430	Represents the net loss attributable to the holders of noncontrolling membership interests, the majority of which are related to renewable energy solar developments.
Net income attributable to Nelnet, Inc.	$71,126	82,560
Additional information:			See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP financial information.
Net income attributable to Nelnet, Inc.	$71,126	82,560
Derivative market value adjustments, net	(1,587)	6,324
Tax effect	381	(1,519)
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$69,920	87,365

The following table summarizes the components of "other, net" in "other income (expense)" on the consolidated statements of income:

	Three months ended March 31,
	2026	2025	Additional information
Investment activity, net (a)	$15,169	5,161	See note (b) below for additional information.
Borrower late fee income	8,457	1,587	See NFS division - results of operations - AGM operating segment.
Administration/sponsor fee income	1,549	1,305	See NFS division - results of operations - AGM operating segment.
Investment advisory services (WRCM)	1,336	1,473	See NFS division - results of operations - NFS other operating segments.
ALLO preferred return	978	8,416	See Corporate - results of operations.
Loss from solar investments, net	(22,531)	456	See Corporate - results of operations and note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Other	5,479	6,205
Other, net	$10,437	24,603
(a)    The Company anticipates fluctuations in future periodic earnings resulting from investment purchases, sales, and valuation adjustments.
(b)    Investment activity by operating segment and investment type follows:

	Real Estate	Venture Capital and Funds	Equity Securities	Bonds	Total	Real Estate	Venture Capital and Funds	Equity Securities	Bonds	Total
	Three months ended March 31,
	2026					2025
NFS - AGM	$—	15,361	—	—	15,361	—	1,047	—	—	1,047
NFS - Nelnet Bank	—	1,067	—	333	1,400	—	(62)	—	287	225
NFS - Other Operating Segments	2,733	—	(9,658)	1,658	(5,267)	(1,643)	—	—	1,040	(603)
Corporate	—	4,803	(1,128)	—	3,675	—	4,492	—	—	4,492
	$2,733	21,231	(10,786)	1,991	15,169	(1,643)	5,477	—	1,327	5,161

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
On February 2, 2026, the Company acquired a Canadian student loan servicing business for CAD $144.2 million (USD $105.8 million). The acquired business (“NDS Canada”) delivers technology-enabled student loan servicing for governments and a financial institution, managing 2.7 million borrowers on proprietary platforms. Beginning on the acquisition date, the operating results of NDS Canada are included in the Loan Servicing and Systems reportable operating segment.
Summary and Comparison of Operating Results

	Three months ended March 31,
	2026	2025
Interest income	$591	721
Loan servicing and systems revenue (see disaggregated revenue by service offering below)	127,842	120,741
Intersegment servicing revenue	5,006	5,684
Other income	(211)	112
Total other income	132,637	126,537
Contract fulfillment and acquisition costs	2,087	1,633
Salaries and benefits	67,621	69,574
Depreciation and amortization	4,002	2,654
Postage expense	8,805	7,575
Other expenses	14,193	10,832
Intersegment expenses	16,719	16,478
Total operating expenses	111,340	107,113
Income before income taxes	19,801	18,512
Income tax expense	(4,752)	(4,443)
Net income	$15,049	14,069
GAAP before tax operating margin	15.2%	14.8%
Amortization expense related to acquired intangibles from NDS Canada acquisition	1.4	—
Non-GAAP before tax operating margin, excluding amortization expense (a)	16.6%	14.8%
(a)    Before tax operating margin, excluding amortization expense, is a non-GAAP measure of before tax operating profitability as a percentage of revenue, and for the LSS segment is calculated as income before income taxes (less amortization expense related to the acquired intangibles from the NDS Canada acquisition that was $1.9 million for the three months ended March 31, 2026) divided by the total of loan servicing and systems revenue (less contract fulfillment and acquisition costs), intersegment servicing revenue, and other income. The Company uses this metric to monitor and assess the segment’s performance, manage operating costs, identify and evaluate business trends affecting the segment, and make strategic decisions, and believes that it provides additional information to facilitate an understanding of the operating performance of the segment and provides a meaningful comparison of the results of operations between periods.
Before‑tax operating margin, excluding amortization expense, improved primarily due to lower salaries and benefits associated with headcount reductions, excluding the impact of employees added through the NDS Canada acquisition, reflecting ongoing cost-efficiency initiatives.

Loan Servicing Volumes

	As of
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Servicing volume (dollars in millions):
Department of Education	$431,049	434,479	458,679	465,689	482,786	489,877
Canada Student Loan Program	42,692	—	—	—	—	—
FFELP	11,195	11,594	11,982	12,386	12,826	13,260
Private and consumer	40,785	40,088	38,060	38,018	46,728	29,226
Total	$525,721	486,161	508,721	516,093	542,340	532,363

Number of servicing borrowers:
Department of Education	11,048,314	11,426,789	12,387,665	12,694,386	13,453,127	14,049,550
Canada Student Loan Program	2,708,392	—	—	—	—	—
FFELP	443,028	463,109	482,696	502,205	524,421	549,861
Private and consumer	1,327,471	1,349,414	1,325,037	1,326,451	1,350,999	1,168,293
Total	15,527,205	13,239,312	14,195,398	14,523,042	15,328,547	15,767,704

Number of remote hosted borrowers:	2,824,963	2,886,458	2,839,493	2,056,358	1,427,800	842,200
Loan servicing and systems revenue
The following table presents disaggregated revenue by service offering for each reporting period:

	Three months ended March 31,
	2026	2025	Additional information
Department of Education loan servicing	$76,119	87,358
Represents revenue from the Company’s servicing contract with the Department. The decrease was primarily attributable to a reduction in the number of borrowers serviced. Borrower volume declined throughout 2025 as servicing volume was transferred, at the Department’s direction, from the Company to its remote-hosted servicing customer to support the stand‑up of a new servicer. In addition, borrower volume declined beginning in the fourth quarter of 2025 as certain borrowers exiting the CARES Act forbearance period failed to resume payment activity and were transferred to the Department’s Debt Management and Collections System for management of defaulted federal student loans.

Canada Student Loan Program loan servicing	11,332	—	Represents revenue from NDS Canada's student loan servicing contract with the Government of Canada, including direct agreements with three provinces and a program administered through a financial institution. NDS Canada earns a monthly servicing fee based on borrower volume. The Company also earns additional revenue for approved change requests related to platform enhancements, achieving delinquency and default performance targets, and certain transactional servicing activities, including disbursements, application processing, and postage. Canada loan servicing revenue was recognized by the Company beginning February 2, 2026, the date the Company acquired NDS Canada.
Private education and consumer loan servicing	25,661	22,696
Increase was due to an increase in loan servicing volume from the conversion of Discover Financial Services and SoFi Lending Corp. loan portfolios during the first quarter of 2025. Over time, revenue earned on the Discover Financial Services portfolio will decrease as borrowers pay off their loans.

FFELP loan servicing	2,254	2,633	Represents revenue from servicing third-party customers' FFELP portfolios. Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios pay off.
Software services	11,763	6,992
Represents revenue from providing remote hosted servicing software, primarily to one of the Department’s servicers, as well as diversified technology services. The increase was driven primarily by higher revenue from the Company's Department remote hosted servicing customer, as the Company transferred borrower volume to this new servicer throughout 2025 at the Department’s direction to establish initial volume. The Company does not expect to transfer additional volume to this servicer in 2026.

Outsourced services	713	1,062	Represents revenue from providing contact center and back office operational outsourcing services.
Loan servicing and systems revenue	$127,842	120,741

EDUCATION TECHNOLOGY SERVICES AND PAYMENTS OPERATING SEGMENT – RESULTS OF OPERATIONS
As discussed further in the Company's 2025 Annual Report, this segment of the Company’s business is subject to seasonal fluctuations which correspond, or are related to, the traditional school year. Based on the timing of revenue recognition and when expenses are incurred, revenue and before tax operating margin are higher in the first quarter compared with the remainder of the year.
Summary and Comparison of Operating Results

	Three months ended March 31,
	2026	2025
Interest income	$6,118	6,939
Education technology services and payments revenue (see disaggregated revenue by service offering below)	154,436	147,330
Intersegment revenue	72	64
Total other income	154,508	147,394
Cost of services (see disaggregated revenue by service offering below)	49,953	48,047
Salaries and benefits	42,696	41,741
Depreciation and amortization	2,369	2,430
Other expenses	11,761	9,048
Intersegment expenses, net	6,034	5,605
Total operating expenses	62,860	58,824
Income before income taxes	47,813	47,462
Income tax expense	(11,475)	(11,402)
Net income	36,338	36,060
Net loss attributable to noncontrolling interests	—	45
Net income	$36,338	36,105
GAAP before tax operating margin	45.8%	47.8%
Net interest income	(5.9)	(7.0)
Non-GAAP before tax operating margin, excluding net interest income (a)	39.9%	40.8%
(a)    Before tax operating margin, excluding net interest income, is a non-GAAP measure of before tax operating profitability as a percentage of revenue, and for the ETSP segment is calculated as income before income taxes less net interest income divided by net revenue. The Company uses this metric to monitor and assess the segment’s performance, manage operating costs, identify and evaluate business trends affecting the segment, and make strategic decisions, and believes that it facilitates an understanding of the operating performance of the segment and provides a meaningful comparison of the results of operations between periods.
ETSP before tax operating margin decreased due to an increase in operating expenses to support the growth in the customer base and investments in the development of new technologies.

Education technology services and payments revenue
The following table presents disaggregated revenue by service offering for each reporting period:

	Three months ended March 31,
	2026	2025	Additional information
Tuition payment plan services	$41,855	40,072	Increase was due to a higher number of payment plans in the K-12 and higher education markets for both new and existing customers.
Payment processing	55,887	51,536	Increase was due to an increase in payment volumes for both the K-12 and higher education markets due to new customers and an increase in volume from existing customers.
Education technology services	56,114	55,695
Increase was primarily driven by growth in student information system revenue. The increase was partially offset by a decline in FACTS education services revenue, reflecting the end of economic aid provided to private schools ("EANS program") in response to the COVID-19 pandemic. Revenue recognized under the EANS program totaled $1.6 million for the first quarter of 2025, which was the last quarter for revenue related to that program.

Other	580	27
Education technology services and payments revenue	154,436	147,330
Cost of services	49,953	48,047	Represents direct costs to provide payment processing revenue and such costs decrease/increase in relationship to payment volumes. Costs to provide instructional services are also a component of this expense and decrease/increase in relationship to instructional services revenues.
Net revenue	$104,483	99,283

NELNET FINANCIAL SERVICES DIVISION - RESULTS OF OPERATIONS
Asset Generation and Management Operating Segment
Loan Portfolio
As of March 31, 2026, the AGM operating segment had an $8.41 billion loan portfolio, consisting primarily of federally insured loans. For a summary of the Company’s loan portfolio as of March 31, 2026 and December 31, 2025, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans in the AGM operating segment:

	FFELP	Private	Consumer loans and other financing receivables	Total
	Three months ended March 31, 2026
Balance as of December 31, 2025	$7,437,243	139,209	1,122,717	8,699,169
Loan acquisitions (a)	299,549	—	3,035,923	3,335,472
Repayments, claims, capitalized interest, participations, and other, net	(225,321)	(8,247)	(2,944,723)	(3,178,291)
Loans lost to external parties	(42,146)	(745)	—	(42,891)
Loans sold	(107,969)	—	(318)	(108,287)
Loans contributed to Nelnet Bank	(295,993)	—	—	(295,993)
Balance as of March 31, 2026	$7,065,363	130,217	1,213,599	8,409,179
	Three months ended March 31, 2025
Balance as of December 31, 2024	$8,388,564	221,744	345,560	8,955,868
Loan acquisitions	702,800	—	129,787	832,587
Repayments, claims, capitalized interest, participations, and other, net	(230,558)	(12,535)	(93,984)	(337,077)
Loans lost to external parties	(58,764)	(702)	—	(59,466)
Loans sold	(131,758)	—	(148)	(131,906)
Balance as of March 31, 2025	$8,670,284	208,507	381,215	9,260,006
(a)    The Company began to acquire Pay Later receivables during the third quarter of 2025. Consumer loan acquisitions excluding Pay Later receivables was $182.1 million during the three months ended March 31, 2026.
The Company has partial ownership in certain consumer, private education, and federally insured student loan securitizations that are accounted for as held-to-maturity beneficial interest investments and included in "other investments and notes receivable, net" in the Company's consolidated financial statements. As of the latest remittance reports filed by the various trusts prior to or as of March 31, 2026, the Company’s ownership correlates to approximately $1.64 billion of loans included in these securitizations. The loans held in these securitizations are not included in the above table. Investment interest income earned by the Company from the beneficial interest in loan securitizations is included in "investment interest" on the Company's consolidated statements of income and is not a component of the Company's loan interest income.
Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance, loan status, delinquency amounts, and other key credit quality indicators for each of AGM’s loan portfolios as of March 31, 2026 and December 31, 2025; and the activity in AGM's allowance for loan losses and net charge-offs as a percentage of average loans for the three months ended March 31, 2026 and 2025, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Spread Analysis
The following table analyzes the loan spread on AGM’s portfolio of loans, which represents the spread between the yield earned on loan assets and the costs of the liabilities used to fund the assets. The spread amounts included in the following table are calculated by using the notional dollar values found in the table under the caption "Net loan interest income" below, divided by the average balance of loans or debt outstanding.

	Three months ended March 31,
	2026	2025
Variable loan yield, gross	6.77%	7.43%
Consolidation rebate fees	(0.79)	(0.79)
Discount accretion, net of premium and deferred origination costs amortization	1.23	(0.13)
Variable loan yield, net	7.21	6.51
Loan cost of funds - interest expense	(4.82)	(5.39)
Variable loan spread	2.39	1.12
Fixed-rate floor income, gross	0.08	0.04
Loan spread	2.47%	1.16%

Average balance of AGM's loans	$8,481,420	9,544,317
Average balance of AGM's debt outstanding	7,798,205	8,451,699
Variable loan spread was higher during the three months ended March 31, 2026 compared with the same period in 2025 due to an increase in consumer loans as a percentage of AGM’s overall loan portfolio. Consumer loans earn a higher yield than FFELP loans. The difference between variable loan spread and core loan spread is fixed-rate floor income earned on a portion of AGM's federally insured student loan portfolio. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on AGM's federally insured student loans earning fixed-rate floor income.
The relationship between the indices in which AGM earns interest on its loans and funds such loans has a significant impact on loan spread. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on AGM’s FFELP student loan assets and related funding for those assets.
Summary and Comparison of Operating Results

	Three months ended March 31,
	2026	2025	Additional information
Interest income:
Loan interest	$152,353	154,469	See table below for additional analysis.
Investment interest:
Residual interest	6,445	8,666	Represents residual interest earned on beneficial interest investments.
Other investment interest	4,214	4,103	Represents investment interest earned on restricted cash included in student loan securitizations and other secured borrowings.
Total investment interest	10,659	12,769
Total interest income	163,012	167,238
Loan interest expense	92,552	112,411	See table below for additional analysis.
Intercompany interest expense	3,005	1,892	Represents interest paid by AGM to Nelnet, Inc. (parent company) related to (i) internal borrowings to fund equity advances on certain AGM debt facilities; and (ii) AGM-issued bonds held by Nelnet, Inc. Intercompany interest is eliminated for consolidated financial reporting purposes.
Total interest expense	95,557	114,303
Net interest income	67,455	52,935
Less provision for loan losses	48,466	13,012
The increase was driven by the significant increase in the volume of Pay Later receivables acquired since the third quarter of 2025. See note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional factors impacting provision for loan losses for the periods presented.

Less provision for beneficial interests	4,130	1,510	During the periods presented, the Company recorded an allowance for credit losses (and related provision expense) related to the Company's beneficial interest in certain loan securitizations.
Net interest income after provision	14,859	38,413
Other income, net	26,246	4,904	Represents primarily borrower late fees, income from providing administration activities for third parties, sponsor fee income, and income/losses from AGM's investment in joint ventures. Increase in 2026 compared with 2025 was due to an increase in income from AGM's joint ventures and borrower late fee income. See "Overview - Consolidated Results of Operations" for further detail included in other income.
Derivative settlements, net	104	582	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility.
Derivative market value adjustments, net	1,494	(3,795)	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP.
Total other income, net	27,844	1,691

Salaries and benefits	1,628	1,221
Servicing fees	8,152	6,911
Represents servicing fees paid to third parties and LSS for the servicing of AGM’s loans. Increase was due to an increase in volume of Pay Later receivables the Company began to purchase during the third quarter of 2025, partially offset by the amortization of the FFELP student loan portfolio, the majority of which is serviced by LSS. Intercompany servicing expense of $4.3 million and $4.9 million during the three months ended March 31, 2026 and 2025, respectively, was eliminated for consolidated financial reporting purposes.

Other expenses	1,051	888
Intersegment expenses	1,352	1,250	Includes costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	12,183	10,270
Total operating expenses were 57 basis points and 43 basis points of the average balance of loans for the three months ended March 31, 2026 and 2025, respectively. The increase in expenses compared to the average balance of loans was due to an increase in costs associated with the Company actively expanding into new asset classes and a decrease in the average balance of loans.

Income before income taxes	30,520	29,834
Income tax expense	(7,321)	(7,156)	Represents income tax expense at an effective tax rate of 24%.
Net income	23,199	22,678
Net income attributable to noncontrolling interests	(18)	(17)
Net income	$23,181	22,661
Additional information:
GAAP net income	$23,181	22,661	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP financial information.
Derivative market value adjustments, net	(1,494)	3,795
Tax effect	359	(911)
Non-GAAP net income, excluding derivative market value adjustments	$22,046	25,545
Net loan interest income
The following table summarizes the components of "loan interest" and "loan interest expense" from the table above.

	Three months ended March 31,
	2026	2025	Additional information
Variable interest income, gross	$141,852	175,306	Decrease was due to a decrease in the average balance of loans and gross yield earned on loans.
Consolidation rebate fees	(16,717)	(18,748)	Decrease was due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	25,655	(3,064)
Increase in discount accretion was due to a forward flow agreement of Pay Later receivables the Company began to purchase during the third quarter of 2025 at a discount that have a short estimated life.

Variable interest income, net	150,790	153,494
Interest on bonds and notes payable	(92,552)	(112,411)	Decrease was due to a decrease in the average balance of debt outstanding and cost of funds.
Variable loan interest margin	58,238	41,083
Fixed-rate floor income	1,563	975	Increase was due to lower interest rates.
Net loan interest income	$59,801	42,058
Factors Affecting Operating Results
•AGM began to acquire Pay Later receivables during the third quarter of 2025. These receivables are generally purchased at a discount and have a short expected duration. As of March 31, 2026, the balance of Pay Later receivables was $766.2 million. Growth in Pay Later receivable volumes contributed to increase in loan interest income, higher provision for loan losses, and increased borrower late fee income.
•AGM holds interests in certain joint ventures engaged in the acquisition and management of loan portfolios. For the three months ended March 31, 2026, AGM recognized $15.4 million of income from these joint ventures, compared with $1.0 million in the comparable period of 2025. Such amounts are included in “Other income, net” in the table above titled “Summary and Comparison of Operating Results.”

Nelnet Bank Operating Segment
Loan Portfolio
As of March 31, 2026, Nelnet Bank had a $1.26 billion loan portfolio. For a summary of Nelnet Bank’s loan portfolio as of March 31, 2026 and December 31, 2025, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans in the Nelnet Bank operating segment:

	FFELP	Private	Consumer and other	Total
	Three months ended March 31, 2026
Balance as of December 31, 2025	$172,320	518,634	266,608	957,562
Loan acquisitions and originations	—	45,096	11,666	56,762
Repayments	(9,742)	(24,349)	(14,776)	(48,867)
Loans contributed from AGM	295,993	—	—	295,993
Balance as of March 31, 2026	$458,571	539,381	263,498	1,261,450
	Three months ended March 31, 2025
Balance as of December 31, 2024	$—	482,445	162,152	644,597
Loan acquisitions and originations	111,002	29,041	4,555	144,598
Repayments	(815)	(22,035)	(4,712)	(27,562)
Balance as of March 31, 2025	$110,187	489,451	161,995	761,633
Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance, loan status, delinquency amounts, and other key credit quality indicators for each of Nelnet Bank's loan portfolios as of March 31, 2026 and December 31, 2025; and the activity in Nelnet Bank's allowance for loan losses and net charge-offs as a percentage of average loans for the three months ended March 31, 2026 and 2025, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Investments
As of March 31, 2026, Nelnet Bank had a $1.18 billion investment portfolio, consisting primarily of asset-backed securities. For a summary of Nelnet Bank's asset-backed securities investments as of March 31, 2026 and December 31, 2025, see note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Deposits
As of March 31, 2026, Nelnet Bank had $1.96 billion of deposits, which included $212.2 million from Nelnet, Inc. (parent company) and its subsidiaries (intercompany), and thus have been eliminated for consolidated financial reporting purposes. For a summary of deposits as of March 31, 2026 and December 31, 2025, see note 9 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Average Balance Sheet
The following table reflects the rates earned on interest-earning assets and paid on interest-bearing liabilities:

	Three months ended March 31, (a)
	2026		2025
	Balance	Rate	Balance	Rate
Average assets
Federally insured student loans	$270,655	5.48%	$25,621	6.55%
Private education loans	539,383	6.42	489,211	6.10
Consumer and other loans	266,204	9.86	162,602	10.47
Cash and investments	1,144,173	5.87	793,537	6.39
Total interest-earning assets	2,220,415	6.44%	1,470,971	6.75%
Non-interest-earning assets	57,703		14,646
Total assets	$2,278,118		$1,485,617
Average liabilities and equity
Brokered deposits	$303,714	2.54%	$249,259	1.95%
Intercompany deposits	195,816	3.71	72,836	3.41
Retail and other deposits	1,359,995	3.80	962,954	4.21
Federal funds purchased and other borrowed money	90,224	4.14	10,404	4.69
Total interest-bearing liabilities	1,949,749	3.61%	1,295,453	3.73%
Non-interest-bearing liabilities	15,528		8,602
Equity	312,841		181,562
Total liabilities and equity	$2,278,118		$1,485,617
Net interest margin		3.26%		3.46%
(a) Calculated using average daily balances.

Summary and Comparison of Operating Results

	Three months ended March 31,
	2026	2025
Interest income:
Loan interest	$18,671	11,971
Investment interest	16,565	12,496
Total interest income	35,236	24,467
Interest expense	17,407	12,077
Net interest income	17,829	12,390
Provision for loan losses	4,778	2,325
Net interest income after provision for loan losses	13,051	10,065
Other income, net	1,558	142
Derivative settlements, net	39	164
Derivative market value adjustments, net	1,000	(2,529)
Total other income, net	2,597	(2,223)
Salaries and benefits	2,915	2,816
Depreciation	352	339
Servicing fees	1,227	667
Other expenses	1,278	1,358
Intersegment expenses	657	710
Total operating expenses	6,429	5,890
Income before income taxes	9,219	1,952
Income tax expense	(2,106)	(434)
Net income	$7,113	1,518

Additional information:
Net income	$7,113	1,518
Derivative market value adjustments, net	(1,000)	2,529
Tax effect	240	(607)
Net income, excluding derivative market value adjustments	$6,353	3,440
Factors Affecting Operating Results
•Nelnet Bank’s growth was driven by higher loan and investment balances, funded primarily through increased deposit balances. In its early years, Nelnet Bank experienced operating losses as it invested in building the personnel and infrastructure necessary to support future growth. As Nelnet Bank has matured, operating expenses have stabilized while loans and deposits have continued to grow. This operating leverage has driven increased net interest income and net income for the three months ended March 31, 2026 as compared to the same period of 2025.

NFS Other Operating Segments
The following table summarizes the operating results of other operating segments included in NFS that are not reportable. Income taxes are allocated based on 24% of income (loss) before taxes for each activity.
Summary and Comparison of Operating Results

	Nelnet Insurance Services	WRCM	Real estate	Bond portfolio	Total
	Three months ended March 31, 2026
Investment interest	$2,861	4	—	5,652	8,517
Interest expense	(1,373)	—	—	(1)	(1,374)
Net interest income	1,488	4	—	5,651	7,143
Reinsurance premiums earned	22,536	—	—	—	22,536
Other income, net	435	1,338	2,733	(8,092)	(3,586)
Salaries and benefits	(599)	(34)	(879)	—	(1,512)
Reinsurance losses and underwriting expenses	(23,605)	—	—	—	(23,605)
Other expenses	(1,092)	(93)	(73)	(3)	(1,261)
Intersegment expenses, net	(146)	(5)	(275)	(31)	(457)
(Loss) income before income taxes	(983)	1,210	1,506	(2,475)	(742)
Income tax benefit (expense)	236	(290)	(378)	594	162
Net (income) loss attributable to noncontrolling interests	—	—	69	—	69
Net (loss) income	$(747)	920	1,197	(1,881)	(511)
	Three months ended March 31, 2025
Investment interest	$1,994	4	—	6,822	8,820
Interest expense	(769)	—	—	(1)	(770)
Net interest income	1,225	4	—	6,821	8,050
Reinsurance premiums earned	24,687	—	—	—	24,687
Other income, net	574	1,473	(1,643)	706	1,110
Salaries and benefits	(249)	(32)	(197)	—	(478)
Reinsurance losses and underwriting expenses	(22,212)	—	—	—	(22,212)
Other expenses	(677)	(63)	(112)	(1)	(853)
Intersegment expenses, net	(109)	(4)	(99)	(32)	(244)
(Loss) income before income taxes	3,239	1,378	(2,051)	7,494	10,060
Income tax benefit (expense)	(777)	(298)	489	(1,799)	(2,385)
Net (income) loss attributable to noncontrolling interests	—	(138)	14	—	(124)
Net (loss) income	$2,462	942	(1,548)	5,695	7,551

Factors Affecting Operating Results
•During the three months ended March 31, 2026, the Company recognized an unrealized loss on certain marketable equity securities of $9.7 million that is included under "Bond portfolio" in "other income, net" in the table above. These losses resulted from changes in market values during the period.

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
Summary and Comparison of Operating Results

	Shared services	Solar tax equity	Nelnet Renewable Energy (NRE)	ALLO	Venture capital	Other	Total
	Three months ended March 31, 2026
Investment interest	$—	300	—	—	—	2,836	3,136
Interest expense	—	(2)	—	—	—	(627)	(629)
Net interest income (expense)	—	298	—	—	—	2,209	2,507
Solar construction revenue	—	282	(282)	—	—	—	—
Other income, net	511	(21,797)	403	978	4,803	1,524	(13,578)
Derivative settlements	—	—	—	—	—	437	437
Derivative market value adjustments	—	—	—	—	—	(907)	(907)
Cost to provide solar construction services	—	—	—	—	—	—	—
Salaries and benefits	(20,182)	(563)	(179)	(38)	(205)	(1,848)	(23,015)
Depreciation and amortization	(2,064)	(11)	(3)	—	—	(369)	(2,447)
Other expenses	(15,120)	(163)	(2,386)	(1)	(48)	(1,384)	(19,102)
Intersegment expenses, net	25,749	(90)	(15)	(2)	(60)	(435)	25,147
(Loss) income before income taxes	(11,106)	(22,044)	(2,462)	937	4,490	(773)	(30,958)
Income tax benefit (expense)	2,665	1,575	591	(225)	(1,078)	1,903	5,431
Net loss attributable to noncontrolling interests	—	15,483	—	—	—	—	15,483
Net (loss) income	$(8,441)	(4,986)	(1,871)	712	3,412	1,130	(10,044)

	Three months ended March 31, 2025
Investment interest	$—	5	—	—	—	2,307	2,312
Interest expense	—	—	(2)	—	—	(631)	(633)
Net interest income (expense)	—	5	(2)	—	—	1,676	1,679
Solar construction revenue	—	—	3,995	—	—	—	3,995
Other income, net	619	1,730	—	8,416	4,492	2,981	18,238
Derivative settlements	—	—	—	—	—	—	—
Derivative market value adjustments	—	—	—	—	—	—	—
Cost to provide solar construction services	—	—	(7,828)	—	—	—	(7,828)
Salaries and benefits	(18,720)	(388)	(1,644)	—	(207)	(1,537)	(22,496)
Depreciation and amortization	(3,519)	—	(276)	—	(1)	(37)	(3,833)
Other expenses	(13,184)	(77)	(421)	—	(24)	(1,880)	(15,586)
Intersegment expenses, net	24,816	(65)	(399)	—	(40)	(257)	24,055
(Loss) income before income taxes	(9,988)	1,205	(6,575)	8,416	4,220	946	(1,776)
Income tax benefit (expense)	2,397	(678)	1,578	(2,020)	(1,013)	546	810
Net loss attributable to noncontrolling interests	—	1,623	—	—	—	—	1,623
Net (loss) income	$(7,591)	2,150	(4,997)	6,396	3,207	1,492	657

Factors Affecting Operating Results
•Solar tax equity: The Company holds equity interests in partnerships that invest in solar tax equity projects intended to promote renewable energy generation. Because the Company has management and control over these partnerships, they are consolidated in the Company’s consolidated financial statements, with third-party interests presented as noncontrolling interests. The Company accounts for its solar tax equity interests using the hypothetical liquidation at book value (“HLBV”) method, which commonly results in the recognition of accelerated losses in the early years of a partnership. Based on contributions made to these partnerships in recent periods, the Company recognized losses of $22.5 million related to its solar tax equity partnerships during the three months ended March 31, 2026, compared to a gain of $0.5 million for the same period in 2025. These amounts are included in “other income, net” in the table above. Losses attributable to noncontrolling interest partners were $13.4 million and $1.0 million for the three months ended March 31, 2026 and 2025, respectively, and are included in “net loss attributable to noncontrolling interests” in the table above. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
•NRE: NRE was the Company’s solar construction subsidiary, providing full‑service engineering, procurement, and construction services. Following its acquisition, NRE experienced low and, in certain cases, negative project margins. In addition, changes in legislation reducing clean energy tax incentives, tariff uncertainty, and rising construction costs adversely affected NRE's revenue and operating results. As a result of these factors, the Company sold NRE in November 2025. Although the Company retained a limited number of construction contracts to complete following the sale, the Company does not expect the operating results from such contracts to be significant in future periods.
•ALLO: In June 2025, ALLO redeemed all of the Company's preferred membership interests that were outstanding at that time. Included in the Company's operating results for the three months ended March 31, 2025 was $8.4 million of ALLO preferred return. In the fourth quarter of 2025 and first quarter of 2026, the Company contributed a total of $23.5 million of additional capital in return for preferred membership interest in ALLO that earns a 20% preferred return. During the first quarter of 2026, the Company recognized $1.0 million of ALLO preferred return related to this new capital.
•Equity securities: During the three months ended March 31, 2026, the Company recognized realized and unrealized losses on a certain marketable equity security of $1.1 million that is included under "Other" in "other income, net" in the table above. These losses resulted from changes in market values during the period.

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
Sources of Liquidity
As of March 31, 2026, the Company's sources of liquidity included:

Cash and cash equivalents	$240,007
Less: Cash and cash equivalents held at Nelnet Bank (a)	(19,577)
Net cash and cash equivalents	220,430

Available-for-sale (AFS) debt securities (investments) - at fair value	1,412,729
Less: AFS debt securities held at Nelnet Bank - at fair value (a)	(949,910)
AFS private education and consumer loan debt securities - held as risk retention - at fair value (b)	(179,397)
Restricted investments - at fair value (c)	(194,688)
Unencumbered AFS debt securities (investments) - at fair value	88,734

Unencumbered federally insured, private, consumer, and other loans (Non-Nelnet Bank) - at par	317,598

Unencumbered repurchased Nelnet issued asset-backed debt securities - at par (not included on consolidated financial statements) (d)	238,148

Unused capacity on unsecured line of credit (e)	435,000

Sources of liquidity as of March 31, 2026	$1,299,910
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
(e)    On March 31, 2026, the Company entered into a $435.0 million unsecured line of credit that matures on March 31, 2031. See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report. As of March 31, 2026, there was no amount outstanding on the unsecured line of credit and $435.0 million was available for future use.
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

Cash Flows
The Company has historically generated positive cash flow from operations. During the three months ended March 31, 2026 and 2025, the Company generated $73.1 million and $91.2 million, respectively, in cash from operating activities. The decrease in 2026 compared with 2025 was due to:
•A decrease in net income;
•Adjustments to net income for certain non-cash items, including loan discount and deferred lender fees accretion and deferred income taxes; and
•The impact of changes to accrued interest receivable, accounts receivable, and other assets during the three months ended March 31, 2026 compared with the same period in 2025.
These factors were partially offset by:
•Adjustments to net income for certain non-cash items, including provision for loan losses and loss on investments; and
•The impact of changes to other liabilities during the three months ended March 31, 2026 compared with the same period in 2025.
The primary items included in the statement of cash flows for investing activities are the purchase, origination, repayment, and sale of loans, the purchase and sale of available-for-sale securities, the purchase and sale of other investments, and business acquisitions. The primary items included in financing activities are the payments on and proceeds from bonds and notes payable and the change in deposits at Nelnet Bank used to fund loans and investment activity, and the change in due to customers. Cash provided by investing activities and used in financing activities for the three months ended March 31, 2026 was $31.1 million and $244.2 million, respectively. Cash provided by investing activities and used in financing activities for the three months ended March 31, 2025 was $136.4 million and $326.4 million, respectively. Investing and financing activities are further addressed in the discussion that follows.
Sources and Needs of Liquidity - AGM Operating Segment
The Company plans to fund additional loan acquisitions (or residual interests therein) through a combination of current cash; cash generated from operating activities and expected future cash flows from loan securitizations; proceeds from the sale of certain investments; borrowings under its unsecured line of credit, Union Bank student loan participation agreement, and Union Bank student loan asset-backed securities participation agreement, or similar secured and unsecured borrowing facilities; utilization of existing warehouse facilities; expansion of capacity under existing and/or establishment of new warehouse facilities; and continued access to the asset-backed securities market.
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
There were no asset-backed securitization transactions completed during the three months ended March 31, 2026.
Warehouse Facilities
Warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements. See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for a discussion of the Company's warehouse facilities outstanding as of March 31, 2026.
Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. The agreement automatically renews annually and is terminable by either party upon five business days' notice. As of March 31, 2026, $659.0 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can sell participation interests in loans to Union Bank to the extent of availability under the grantor trusts, up to $900.0 million or an amount in excess of $900.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
Liquidity Impact Related to Debt Obligations Secured by Loan Assets and Related Collateral
The following table shows AGM's debt obligations outstanding that are secured by loan assets and related collateral:

	As of March 31, 2026
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$6,420,865	10/25/33 - 11/27/90
FFELP and consumer loan warehouse and other facilities	1,237,681	7/30/27 - 2/29/28
	$7,658,546
Warehouse Facilities
Upon termination or expiration of the warehouse and other secured facilities, the Company would expect to access the securitization market, obtain replacement facilities, use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
Bonds and Notes Issued in Asset-backed Securitizations
Cash generated from student loans funded in asset-backed securitizations provides the source of liquidity to satisfy all obligations related to the outstanding bonds and notes issued in such securitizations. In addition, due to (i) the difference between the yield AGM receives on the loans and cost of financing within these transactions, and (ii) the servicing and administration fees AGM earns from these transactions, AGM has created a portfolio that the Company expects to generate earnings and significant cash flow over the life of these transactions. As of March 31, 2026, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, AGM expects future undiscounted cash flows from its portfolio funded in asset-backed securitizations to be approximately $1.00 billion as detailed below. The actual timing of cash flows released from the securitizations could be impacted based on when and if the Company terminates a securitization by exercising clean-up calls on the underlying securities when the assets in such securitization reach a certain threshold.
The forecasted cash flow presented below includes loans funded in asset-backed securitizations as of March 31, 2026, the majority of which are federally insured student loans. As of March 31, 2026, AGM had $6.7 billion of loans included in asset-backed securitizations, which represented 79.6% of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive in relation to loans funded in its warehouse facilities, unencumbered federally insured, private education, consumer, and other loans funded with operating cash, its ownership of beneficial interest in loan securitizations (such beneficial interest investments are classified as "other investments and notes receivable, net" on the Company's consolidated balance sheets), loans acquired subsequent to March 31, 2026, and loans owned by Nelnet Bank.

Asset-backed Securitization Cash Flow Forecast
$1.00 billion
(dollars in millions)

$350
$300
$250
$200
$150
$100
$50
$-
$305
$115
$95
$65
$50
$125
$20
$30
$15
$85
$95
2026 (Q2-Q4)
2027
2028
2029
2030
2031
2032
2033
2034
2035
2036 and after

The forecasted future undiscounted cash flows of approximately $1.00 billion include approximately $0.73 billion (as of March 31, 2026) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are included in the consolidated balance sheets in the balances of "loans and accrued interest receivable, net" and "restricted cash." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $0.27 billion, or approximately $0.20 billion after income taxes based on the estimated effective tax rate, represents estimated future net interest income (earnings) from the portfolio and is expected to be accretive to the Company's balance of consolidated shareholders' equity from the March 31, 2026 balance.
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
The following table summarizes the estimated impact to the above forecasted cash flows if prepayments were greater than the prepayment rate assumptions used to calculate the forecasted cash flows:

Increase in prepayment rate	Reduction in forecasted cash flow from table above	Forecasted cash flow using increased prepayment rate
2x	$0.06 billion	$0.94 billion
4x	$0.17 billion	$0.83 billion
If the entire AGM student loan portfolio was prepaid, the Company would receive the full amount of overcollateralization included in the asset-backed securitizations of approximately $0.73 billion (as of March 31, 2026); however, the Company would not receive the $0.27 billion ($0.20 billion after tax) of estimated future earnings from the portfolio.

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
Liquidity Impact Related to Beneficial Interest in Loan Securitizations
The Company has partial ownership in consumer, private education, and federally insured student loan third-party securitizations that are classified as "beneficial interest in loan securitizations" and included in "other investments and notes receivable, net" on the Company's consolidated balance sheets. These residual interests were acquired by the Company or have been received by the Company as consideration from selling portfolios of loans to unrelated third parties who securitized such loans. As of the latest remittance reports filed by the various trusts prior to or as of March 31, 2026, the Company's ownership correlates to approximately $1.64 billion of loans included in these securitizations. Investment interest income earned by the Company from the beneficial interest in loan securitizations is included in "investment interest" on the Company's consolidated statements of income and is not a component of the Company's loan interest income.
As of March 31, 2026, the investment balance on the Company's consolidated balance sheet of its beneficial interest in loan securitizations was $197.8 million. For a summary of this investment balance, see note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
The Company's partial ownership percentage in each loan securitization grants the Company the right to receive the corresponding percentage of cash flows generated by the securitization. As of March 31, 2026, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its partial ownership in these securitizations to be approximately $276.8 million. The vast majority of these cash flows are expected to be received over the next 5 years.
The difference between the total estimated future undiscounted cash flows from these residual interests ($276.8 million) and the investment carrying value ($197.8 million) of $79.0 million, or $60.0 million after income taxes based on the estimated effective tax rate, represents estimated future investment interest income (earnings) from these investments and is expected to be accretive to the Company's balance of consolidated shareholders' equity from the March 31, 2026 balance.
The undiscounted future cash flows from the consumer and private education loan securitizations are highly subject to credit risk (defaults). If defaults are higher than management's current estimate, the forecasted cash flows and estimated future investment interest income (earnings) from these securitizations would be adversely impacted.
Sources and Needs of Liquidity - Nelnet Bank
Nelnet Bank’s growth strategy is supported by a combination of parent company capital support, diversified deposit funding, and access to supplemental liquidity sources. Nelnet Bank’s primary liquidity needs relate to funding loan originations and acquisitions while maintaining appropriate capital and liquidity levels.
Nelnet Bank operates under a capital and liquidity maintenance agreement that requires Nelnet, Inc., Nelnet Bank's parent company, to serve as a source of financial strength to Nelnet Bank. Nelnet, Inc. has provided capital contributions to support Nelnet Bank’s growth since inception and expects to continue to provide equity capital as necessary to support balance sheet growth and to meet regulatory capital requirements. During the first quarter of 2026, Nelnet, Inc. contributed two student loan securitization trusts that included $44.6 million of net assets. Through March 31, 2026, the Company has contributed $322.6 million of initial and ongoing capital to Nelnet Bank (such capital contributions have included cash, investments, loans, and equity in student loan trusts).
Nelnet Bank funds the majority of its assets through a diversified deposit base, including retail, commercial, institutional, and brokered deposits sourced through direct banking platforms and deposit marketplaces. Deposit products include both liquid and term deposits with varying maturities, which provide funding stability and flexibility. Management expects continued deposit growth to be the primary source of funding for future loan growth.

In addition to deposit funding, Nelnet Bank maintains access to unsecured federal funds lines with correspondent banks and has established borrowing capacity with the Federal Reserve Bank and the Federal Home Loan Bank. These sources provide additional liquidity and funding flexibility as needed.
Other Sources of Liquidity
Unsecured Line of Credit
On March 31, 2026, the Company entered into a new $435.0 million unsecured line of credit with a maturity date of March 31, 2031. In conjunction with entering into the new line of credit, the Company terminated its $495.0 million line of credit which had a scheduled maturity date of September 22, 2026. There was no outstanding balance on the $495.0 million line of credit on the date of termination. As of March 31, 2026, the new unsecured line of credit had no amount outstanding and $435.0 million was available for future use. Upon the maturity date of the new facility, there can be no assurance that the Company will be able to maintain this line of credit, increase or maintain the amount outstanding under the line, or find alternative funding if necessary.
Union Bank Participation Agreement
The Company has an agreement with Union Bank under which Union Bank has agreed to purchase from the Company participation interests in FFELP loan asset-backed securities (bond investments). The agreement automatically renews annually and is terminable by either party upon five business days' notice. The Company can participate FFELP loan asset-backed securities (investments) to Union Bank to the extent of availability under the grantor trusts, up to $400.0 million or an amount in excess of $400.0 million if mutually agreed to by both parties. As of March 31, 2026, $0.1 million (par value) of FFELP loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement.
Stock Repurchases
The Board of Directors authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ended May 8, 2028. As of March 31, 2026, 4,398,221 shares remained authorized for repurchase under the Company's stock repurchase program. Shares may be repurchased from time to time on the open market, in private transactions (including with related parties), or otherwise, depending on various factors, including share prices and other potential uses of liquidity.
Shares repurchased by the Company during the three months ended March 13, 2026 are shown below. For additional information on stock repurchases during the first quarter of 2026, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share)

Quarter ended March 31, 2026	126,319	$16,280	128.88
Dividends
On March 13, 2026, the Company paid a first quarter 2026 cash dividend on the Company's Class A and Class B common stock of $0.33 per share. In addition, the Company's Board of Directors has declared a second quarter 2026 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.33 per share. The second quarter cash dividend will be paid on June 15, 2026 to shareholders of record at the close of business on June 1, 2026.
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
The following table sets forth AGM’s loan assets and debt instruments by rate characteristics:

	As of March 31, 2026		As of December 31, 2025
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$1,770,383	21.1%	$1,611,772	18.5%
Variable-rate loan assets	6,638,796	78.9	7,087,397	81.5
Total	$8,409,179	100.0%	$8,699,169	100.0%

Fixed-rate debt instruments	$317,999	4.2%	$331,404	4.2%
Variable-rate debt instruments	7,341,475	95.8	7,490,065	95.8
Total	$7,659,474	100.0%	$7,821,469	100.0%
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
The Company earned no variable-rate floor income in 2026 or 2025.
The following table shows AGM’s federally insured student loan assets that were earning fixed-rate floor income as of March 31, 2026:

Fixed interest rate range	Borrower/lender weighted-average yield	Estimated variable conversion rate (a)	Loan balance
6.5 - 6.99%	6.71%	4.07%	$97,565
7.0 - 7.49%	7.16%	4.52%	40,034
7.5 - 7.99%	7.73%	5.09%	77,915
8.0 - 8.99%	8.18%	5.54%	186,142
> 9.0%	9.06%	6.42%	79,387
			$481,043
(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of March 31, 2026, the weighted-average estimated variable conversion rate was 5.23% and the short-term interest rate was 386 basis points.
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

A summary of fixed-rate floor income earned by the AGM operating segment follows:

	Three months ended March 31,
	2026	2025
Fixed-rate floor income, gross	$1,563	975
Derivative settlements (a)	(49)	429
Fixed-rate floor income, net	$1,514	1,404
(a)    Derivative settlements consist of settlements received related to the Company's derivatives used to hedge student loans earning fixed-rate floor income. See note 4 of the notes to consolidated financial statements included in Part I, Item 1 of this report for a summary of fixed-rate floor derivatives.
AGM is also exposed to interest rate risk in the form of repricing risk and basis risk because the interest rate characteristics of AGM’s assets do not match the interest rate characteristics of the funding for those assets. In a decreasing interest rate environment, student loan spread on FFELP loans decreases in the short term because of the timing of interest rate resets on the Company's assets occurring daily in contrast to the timing of the interest rate resets on the Company's debt occurring either monthly or quarterly. This also results in student loan spread increasing in the short term in an increasing interest rate environment. The following table presents AGM’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of March 31, 2026:

Index	Frequency of variable resets	Assets	Funding of student loan assets
30-day average SOFR (a)	Daily	$6,617,827	—
3-month Treasury bill	Daily	227,220	—
3-month H15 financial commercial paper	Daily	220,316	—
30-day average SOFR / 1-month CME Term SOFR	Monthly	—	4,795,919
90-day average SOFR / 3-month CME Term SOFR (a)	Quarterly	—	1,265,503
Asset-backed commercial paper / SOFR (b)	Varies	—	484,641
Fixed rate	—	—	293,183
Auction-rate (c)	Varies	—	10,915
Other (d)	—	716,863	932,065
		$7,782,226	7,782,226
(a)    The Company has certain basis swaps outstanding in which the Company receives payments indexed to three-month SOFR and makes payments based on the one-month SOFR index (plus or minus a spread) as defined in the agreements (the "Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the Basis Swaps outstanding as of March 31, 2026:

Maturity	Notional amount
2026	$1,150,000
2027	250,000
$1,400,000
(b)    The interest rates on the Company's FFELP warehouse facility is indexed to asset-backed commercial paper rates and daily SOFR.
(c)    As of March 31, 2026, the Company was sponsor for $10.9 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (the “Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to SOFR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
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

	Asset and funding index mismatches
	Increase of 10 basis points		Increase of 30 basis points		Increase of 10 basis points		Increase of 30 basis points
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended March 31, 2026				Three months ended March 31, 2025
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(643)	(0.9)%	$(1,930)	(2.6)%	$(761)	(0.7)%	$(2,282)	(2.1)%
Impact of derivative settlements	345	0.5	1,036	1.4	345	0.3	1,036	1.0
Increase (decrease) in net income before taxes	$(298)	(0.4)%	$(894)	(1.2)%	$(416)	(0.4)%	$(1,246)	(1.1)%
Increase (decrease) in basic and diluted earnings per share	$(0.01)		$(0.02)		$(0.01)		$(0.03)
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
The following table presents Nelnet Bank's loan assets, asset-backed security investments, deposits (including intercompany deposits), and bonds and notes payable (debt) by rate characteristics:

	As of March 31, 2026		As of December 31, 2025
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$677,615		$630,570
Fixed-rate investments	122,442		83,020
Total fixed-rate assets	800,057	33.0%	713,590	35.4%
Variable-rate loan assets	583,835		326,992
Variable-rate investments	1,037,612		975,268
Total variable-rate assets	1,621,447	67.0	1,302,260	64.6
Total assets	$2,421,504	100.0%	$2,015,850	100.0%

Fixed-rate deposits	$620,801	29.0%	$635,293	36.0%
Variable-rate deposits (a)	1,335,953		1,127,667
Variable-rate debt	181,663		—
Total variable-rate deposits and debt	1,517,616	71.0	1,127,667	64.0
Total deposits and debt instruments	$2,138,417	100.0%	$1,762,960	100.0%
(a)    Nelnet Bank uses derivative instruments to hedge exposure to variability in cash flows of variable-rate deposits to minimize the exposure to volatility in cash flows from future changes in interest rates. The derivatives are not reflected in the above table. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for a summary of Nelnet Bank's derivatives outstanding as of March 31, 2026.

Interest Rate and Market Risk - Investments
The following table presents the rates earned on the Company’s available-for-sale debt securities (investments), excluding securities (investments) held by Nelnet Bank.

	Three months ended March 31,
	2026			2025
	Average balance	Interest income	Average yield	Average balance	Interest income	Average yield
Asset-backed securities available-for-sale (a) (b)	$700,294	8,493	4.92%	$589,299	7,995	5.50%
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
(b)    The majority of the Company’s asset-backed securities earn floating rates with expected returns of approximately SOFR + 50 to 350 basis points to maturity. As of March 31, 2026, $205.8 million (par value) of the Company’s asset-backed securities earn a weighted-average fixed rate of 3.72%.
The Company’s portfolio of asset-backed investment securities has limited liquidity, and the Company could incur a significant loss if the investments were sold prior to maturity at an amount less than the original purchase price. As of March 31, 2026, the gross unrealized loss on the Company’s available-for-sale debt securities (including available-for-sale securities held at Nelnet Bank) was $21.2 million, and the aggregate fair value of available-for-sale debt securities with unrealized losses was $991.1 million. The Company currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.

Consolidated Sensitivity Analysis
The following table summarizes the effect on the Company’s consolidated earnings, based upon a sensitivity analysis performed on the Company’s significant interest-earning assets and interest-bearing liabilities assuming hypothetical increases and decreases in interest rates of 100 basis points and 300 basis points, while funding spreads remain constant:

	Interest rates
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from decrease of 100 basis points		Change from decrease of 300 basis points
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended March 31, 2026
Effect on earnings:
AGM operating segment (a)	$(462)		$1,330		$1,666		$7,682
Nelnet Bank operating segment (b)	614		1,842		(614)		(1,842)
NFS other operating segments (c)	1,172		3,517		(1,172)		(3,517)
ETSP operating segment (d)	1,601		4,802		(1,601)		(4,802)
Corporate and Other Activities (d)	697		2,091		(697)		(2,091)
Increase (decrease) in net income before taxes	$3,622	4.8%	$13,582	18.0%	$(2,418)	(3.2)%	$(4,570)	(6.0)%
Increase (decrease) in basic and diluted earnings per share	$0.08		$0.29		$(0.05)		$(0.10)

	Three months ended March 31, 2025
Effect on earnings:
AGM operating segment (a)	$402		$5,267		$355		$3,252
Nelnet Bank operating segment (b)	728		2,184		(728)		(2,184)
NFS other operating segments (c)	916		2,747		(916)		(2,747)
ETSP operating segment (d)	1,567		4,702		(1,567)		(4,702)
Corporate and Other Activities (d)	1,392		4,177		(1,392)		(4,177)
Increase (decrease) in net income before taxes	$5,005	4.7%	$19,077	18.0%	$(4,248)	(4.0)%	$(10,558)	(9.9)%
Increase (decrease) in basic and diluted earnings per share	$0.10		$0.40		$(0.09)		$(0.22)
(a)Impact associated with variable-rate restricted cash, variable-rate loans, and variable-rate bonds and notes payable, including the impact of derivative settlements.
(b)Impact associated with variable-rate loans and debt securities (investments) and variable-rate deposits and bonds and notes payable, including the impact of derivative settlements.
(c)Impact associated with variable-rate debt securities (investments).
(d)Impact associated with interest earning operating and restricted cash accounts.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2026. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
There have been no material changes from the information referred to in the Legal Proceedings section of the Company's Annual Report on Form 10-K for the year ended December 31, 2025 under Part I, Item 3 of such Form 10-K.
ITEM 1A.  RISK FACTORS
There have been no material changes from the risk factors described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 in response to Part I, Item 1A of such Form 10-K.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the first quarter of 2026 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (b)	Maximum number of shares that may yet be purchased under the plans or programs (b)
January 1 - January 31, 2026	—	$—	—	4,488,349
February 1 - February 28, 2026	10,367	128.46	10,367	4,477,982
March 1 - March 31, 2026	115,952	128.91	79,761	4,398,221
Total	126,319	$128.88	90,128
(a)    The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (b) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 36,191 shares in March 2026. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.
(b)    On May 8, 2025, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2028. As of March 31, 2026, 4,398,221 shares remained authorized for repurchase under the Company's stock repurchase program.
Working capital and dividend restrictions/limitations
The Company's $435.0 million unsecured line of credit, which is available through March 31, 2031, imposes restrictions on the payment of dividends through covenants requiring a minimum consolidated net worth. In addition, trust indentures and other financing agreements governing debt issued by the Company's lending subsidiaries generally have limitations on the amounts of funds that can be transferred to the Company by its subsidiaries through cash dividends at certain times. Further, Nelnet Bank and Nelnet Insurance Services' consolidated captive insurance companies are subject to laws and regulations that restrict the ability to pay dividends to the Company and authorize regulatory authorities to prohibit or limit the payment of dividends by these subsidiaries to the Company. These provisions do not currently materially limit the Company's ability to pay dividends and, based on the Company's current financial condition and recent results of operations, the Company does not currently anticipate that these provisions will materially limit the future payment of dividends.
ITEM 5.  OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the first quarter of 2026, none of the Company's officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of the Company's securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans, or any non-Rule 10b5-1 trading arrangement.

ITEM 6.  EXHIBITS

10.1
Credit Agreement dated as of March 31, 2026, between Nelnet, Inc., U.S. Bank National Association, as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, Royal Bank of Canada, as Documentation Agent, U.S. Bank National Association and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Book Runners, and various lender parties thereto, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on April 2, 2026 and incorporated herein by reference.

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

NELNET, INC.

Date:	May 7, 2026	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

Date:	May 7, 2026	By:	/s/ JAMES D. KRUGER
		Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer