Form 10-Q
period 2026-06-30
NELNET INC
filed 2026-08-06
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 31, 2026, there were 25,162,763 and 10,616,675 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
June 30, 2026

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)

	As of	As of
	June 30, 2026	December 31, 2025
Assets:
Loans and accrued interest receivable (net of allowance for loan losses of $165,065 and $132,078, respectively)	$9,802,215	10,006,695
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	46,783	128,142
Cash and cash equivalents - held at a related party	125,647	167,841
Total cash and cash equivalents	172,430	295,983
Investments and notes receivable:
Investments at fair value	1,701,392	1,414,636
Other investments and notes receivable, net	967,352	933,335
Total investments and notes receivable	2,668,744	2,347,971
Restricted cash	285,845	357,639
Restricted cash - due to customers	508,039	319,924
Accounts receivable (net of allowance for doubtful accounts of $4,098 and $2,758, respectively)	169,922	193,453
Goodwill	206,835	158,029
Intangible assets, net	96,003	29,283
Property and equipment, net	80,732	75,532
Other assets	284,299	279,274
Total assets	$14,275,064	14,063,783
Liabilities:
Bonds and notes payable	$7,043,156	7,780,927
Accrued interest payable	16,265	20,426
Bank deposits	2,219,249	1,669,173
Other liabilities	521,048	558,184
Due to customers	839,910	457,844
Total liabilities	10,639,628	10,486,554
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 25,163,944 shares and 25,259,718 shares, respectively	252	253
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 10,616,675 shares	106	106
Additional paid-in capital	1,777	1,481
Retained earnings	3,770,251	3,681,333
Accumulated other comprehensive (loss) earnings, net	(1,847)	2,619
Total Nelnet, Inc. shareholders' equity	3,770,539	3,685,792
Noncontrolling interests	(135,103)	(108,563)
Total equity	3,635,436	3,577,229
Total liabilities and equity	$14,275,064	14,063,783
Supplemental information - assets and liabilities of consolidated education and other lending variable-interest entities:
Loans and accrued interest receivable	$7,742,049	8,780,878
Restricted cash	271,573	326,281
Bonds and notes payable	(7,189,895)	(8,112,424)
Accrued interest payable and other liabilities	(121,220)	(133,502)
Net assets of consolidated education and other lending variable-interest entities	$702,507	861,233
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Interest income:
Loan interest	$164,598	172,104	335,622	338,543
Investment interest	40,315	40,185	80,517	81,574
Total interest income	204,913	212,289	416,139	420,117
Interest expense on bonds and notes payable and bank deposits	108,902	132,854	218,485	257,968
Net interest income	96,011	79,435	197,654	162,149
Less provision for loan losses	41,077	17,930	94,321	33,267
Less provision for beneficial interests	2,441	4,977	6,571	6,487
Net interest income after provision	52,493	56,528	96,762	122,395
Other income (expense):
Loan servicing and systems revenue	132,244	120,724	260,086	241,465
Education technology services and payments revenue	118,884	118,184	273,319	265,515
Reinsurance premiums earned	40,625	26,112	63,161	50,799
Solar construction revenue	—	1,259	—	5,254
Other, net	18,399	22,976	28,836	47,579
Gain on partial redemption of ALLO investment	—	175,044	—	175,044
Derivative market value adjustments and derivative settlements, net	3,852	(3,122)	6,019	(8,701)
Total other income (expense), net	314,004	461,177	631,421	776,955
Cost of services and expenses:
Loan servicing contract fulfillment and acquisition costs	2,087	1,845	4,174	3,478
Cost to provide education technology services and payments	39,183	39,844	89,136	87,891
Cost to provide solar construction services	—	14,050	—	21,878
Total cost of services	41,270	55,739	93,310	113,247
Salaries and benefits	152,664	134,699	292,035	272,922
Depreciation and amortization	10,142	7,624	19,312	16,879
Reinsurance losses and underwriting expenses	32,809	25,662	56,414	47,874
Other expenses	64,199	56,617	126,038	104,924
Total operating expenses	259,814	224,602	493,799	442,599
Income before income taxes	65,413	237,364	141,074	343,504
Income tax expense	(19,942)	(59,510)	(40,003)	(84,521)
Net income	45,471	177,854	101,071	258,983
Net loss attributable to noncontrolling interests	21,191	3,605	36,717	5,035
Net income attributable to Nelnet, Inc.	$66,662	181,459	137,788	264,018
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$1.85	4.97	3.82	7.24
Weighted-average common shares outstanding - basic and diluted	36,037,509	36,485,605	36,057,102	36,482,035
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
Net income		$45,471		177,854		101,071		258,983
Other comprehensive income (loss):
Net changes related to foreign currency translation adjustments	$	(1,575)		(131)		(2,772)		(147)
Net changes related to available-for-sale debt securities:
Unrealized holding gains (losses) arising during period, net	4,213		(657)		(2,245)		(3,425)
Reclassification of gains recognized in net income, net	(479)		(595)		(902)		(1,077)
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	8		94		13		141
Income tax effect	(898)	2,844	278	(880)	752	(2,382)	1,047	(3,314)
Net changes related to cash flow hedges:
Fair value adjustments during period, net	565		(625)		867		(625)
Income tax effect	(136)	429	150	(475)	(208)	659	150	(475)
Net changes related to equity method investee's other comprehensive income:
Cash flow hedge fair value adjustment during period	(15)		(385)		37		340
Income tax effect	4	(11)	92	(293)	(8)	29	(82)	258
Other comprehensive income (loss)		1,687		(1,779)		(4,466)		(3,678)
Comprehensive income		47,158		176,075		96,605		255,305
Comprehensive loss attributable to noncontrolling interests		21,191		3,605		36,717		5,035
Comprehensive income attributable to Nelnet, Inc.		$68,349		179,680		133,322		260,340

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)

	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of March 31, 2025	—	25,697,581	10,658,604	$—	257	107	6,649	3,412,939	(429)	(56,514)	3,363,009
Net income (loss)	—	—	—	—	—	—	—	181,459	—	(3,605)	177,854
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,779)	—	(1,779)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	3,882	3,882
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(30,670)	(30,670)
Cash dividends on Class A and Class B common stock - $0.28 per share	—	—	—	—	—	—	—	(10,162)	—	—	(10,162)
Issuance of common stock, net of forfeitures	—	24,703	—	—	—	—	2,153	—	—	—	2,153
Compensation expense for stock-based awards	—	—	—	—	—	—	3,296	—	—	—	3,296
Repurchase of common stock	—	(183,554)	—	—	(2)	—	(11,461)	(9,897)	—	—	(21,360)
Acquisition of remaining 20% of NextGen, net of tax	—	—	—	—	—	—	—	1,853	—	(5,383)	(3,530)
Balance as of June 30, 2025	—	25,538,730	10,658,604	$—	255	107	637	3,576,192	(2,208)	(92,290)	3,482,693

Balance as of March 31, 2026	—	25,334,870	10,616,675	$—	253	106	1,535	3,732,931	(3,534)	(125,279)	3,606,012
Net income (loss)	—	—	—	—	—	—	—	66,662	—	(21,191)	45,471
Other comprehensive income	—	—	—	—	—	—	—	—	1,687	—	1,687
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	22,557	22,557
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(11,190)	(11,190)
Cash dividends on Class A and Class B common stock - $0.33 per share	—	—	—	—	—	—	—	(11,820)	—	—	(11,820)
Issuance of common stock, net of forfeitures	—	19,355	—	—	—	—	1,935	—	—	—	1,935
Compensation expense for stock-based awards	—	—	—	—	—	—	5,137	—	—	—	5,137
Repurchase of common stock	—	(190,281)	—	—	(1)	—	(6,830)	(17,522)	—	—	(24,353)
Balance as of June 30, 2026	—	25,163,944	10,616,675	$—	252	106	1,777	3,770,251	(1,847)	(135,103)	3,635,436
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)

	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of December 31, 2024	—	25,634,748	10,658,604	$—	256	107	7,389	3,340,540	1,470	(50,645)	3,299,117
Net income (loss)	—	—	—	—	—	—	—	264,018	—	(5,035)	258,983
Other comprehensive loss	—	—	—	—	—	—	—	—	(3,678)	—	(3,678)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	6,179	6,179
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(37,406)	(37,406)
Cash dividends on Class A and Class B common stock - $0.56 per share	—	—	—	—	—	—	—	(20,322)	—	—	(20,322)
Issuance of common stock, net of forfeitures	—	126,027	—	—	1	—	2,816	—	—	—	2,817
Compensation expense for stock-based awards	—	—	—	—	—	—	6,351	—	—	—	6,351
Repurchase of common stock	—	(222,045)	—	—	(2)	—	(15,919)	(9,897)	—	—	(25,818)
Acquisition of remaining 20% of NextGen, net of tax	—	—	—	—	—	—	—	1,853	—	(5,383)	(3,530)
Balance as of June 30, 2025	—	25,538,730	10,658,604	$—	255	107	637	3,576,192	(2,208)	(92,290)	3,482,693

Balance as of December 31, 2025	—	25,259,718	10,616,675	$—	253	106	1,481	3,681,333	2,619	(108,563)	3,577,229
Net income (loss)	—	—	—	—	—	—	—	137,788	—	(36,717)	101,071
Other comprehensive loss	—	—	—	—	—	—	—	—	(4,466)	—	(4,466)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	24,395	24,395
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(14,183)	(14,183)
Cash dividends on Class A and Class B common stock - $0.66 per share	—	—	—	—	—	—	—	(23,655)	—	—	(23,655)
Issuance of common stock, net of forfeitures	—	220,826	—	—	2	—	8,477	—	—	—	8,479
Compensation expense for stock-based awards	—	—	—	—	—	—	8,699	—	—	—	8,699
Repurchase of common stock	—	(316,600)	—	—	(3)	—	(16,880)	(23,750)	—	—	(40,633)
Redemption of 10% minority interests of WRCM	—	—	—	—	—	—	—	(1,465)	—	(35)	(1,500)
Balance as of June 30, 2026	—	25,163,944	10,616,675	$—	252	106	1,777	3,770,251	(1,847)	(135,103)	3,635,436
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Six months ended
	June 30,
	2026	2025
Net income attributable to Nelnet, Inc.	$137,788	264,018
Net loss attributable to noncontrolling interests	(36,717)	(5,035)
Net income	101,071	258,983
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	42,933	52,406
Loan discount and deferred lender fees accretion	(86,264)	(42,502)
Provision for loan losses	94,321	33,267
Provision for beneficial interests	6,571	6,487
Derivative market value adjustments	(5,273)	10,190
Gain on partial redemption of ALLO investment	—	(175,044)
Loss (gain) on sale of loans, net	132	(909)
Loss (gain) on investments, net	25,060	(19,650)
Deferred income tax benefit	(12,192)	(88,924)
Non-cash compensation expense	8,868	6,513
Impairment expense	—	5,392
Other	(1,692)	(3,019)
Changes in operating assets and liabilities:
(Increase) decrease in loan and investment accrued interest receivable	(23,468)	15,218
Decrease in accounts receivable	41,565	32,523
(Increase) decrease in other assets	(50,126)	23,510
Decrease in the carrying amount of ROU asset	2,152	1,958
Decrease in accrued interest payable	(4,161)	(6,072)
Increase in other liabilities	13,951	65,986
Decrease in the carrying amount of lease liability	(2,439)	(3,384)
Total adjustments	49,938	(86,054)
Net cash provided by operating activities	151,009	172,929
Cash flows from investing activities, net of acquisitions:
Purchases and originations of loans, including cash paid for student loan trusts, net of cash and restricted cash acquired	(6,140,240)	(368,499)
Purchases of loans from a related party	(415,039)	(136,667)
Proceeds from loan repayments, claims, and capitalized interest, net	6,596,556	881,096
Proceeds from sale of loans	262	72,626
Proceeds from sale of loans to a related party	157,861	60,181
Purchases of available-for-sale securities	(408,618)	(240,476)
Proceeds from sales of available-for-sale securities	148,021	109,609
Proceeds from beneficial interest in loan securitizations	42,193	38,235
Purchases of other investments and issuance of notes receivable	(271,653)	(161,828)
Proceeds from other investments and repayments of notes receivable	83,476	454,829
Purchases of held-to-maturity debt securities	(2,279)	—
Redemption of held-to-maturity debt securities	3,190	7,796
Purchases of property and equipment	(17,875)	(7,074)
Business acquisitions, net of cash and restricted cash acquired	189,286	—
Net cash (used in) provided by investing activities	$(34,859)	709,828

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Six months ended
	June 30,
	2026	2025
Cash flows from financing activities, net of acquisitions:
Payments on bonds and notes payable	$(995,241)	(1,117,852)
Proceeds from issuance of bonds and notes payable	255,059	25
Payments of debt issuance costs	(2,181)	(3,999)
Increase in bank deposits, net	550,076	195,911
Increase (decrease) in due to customers	94,491	(49,489)
Dividends paid	(23,655)	(20,322)
Repurchases of common stock	(40,633)	(25,818)
Proceeds from issuance of common stock	952	920
Redemption of noncontrolling interest	(1,500)	(3,944)
Issuance of noncontrolling interests	56,249	15,580
Distribution to noncontrolling interests	(3,276)	(3,351)
Net cash used in financing activities	(109,659)	(1,012,339)
Effect of exchange rate changes on cash and restricted cash	(13,723)	338
Net decrease in cash, cash equivalents, and restricted cash	(7,232)	(129,244)
Cash, cash equivalents, and restricted cash, beginning of period	973,546	931,020
Cash, cash equivalents, and restricted cash, end of period	$966,314	801,776

Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$215,947	244,109
Cash disbursements made for income taxes, net of refunds and credits received (a)	$3,900	26,886
Cash disbursements made for operating leases	$2,901	2,604
Non-cash operating, investing and financing activity:
ROU assets obtained in exchange for lease obligations	$5,525	6,495
Student loans and other assets acquired	$—	672,601
Borrowings and other liabilities assumed in acquisition of student loans	$—	705,439
Distribution to noncontrolling interests	$10,907	34,055
Issuance of noncontrolling interests	$31,854	9,401
(a) The Company utilized $33.1 million and $36.6 million of federal and state tax credits related primarily to renewable energy during the six months ended June 30, 2026 and 2025, respectively.
Supplemental disclosures of non-cash activities regarding the Company's business acquisitions are contained in note 6.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows:

	As of	As of	As of	As of
	June 30, 2026	December 31, 2025	June 30, 2025	December 31, 2024
Total cash and cash equivalents	$172,430	295,983	225,753	194,518
Restricted cash	285,845	357,639	317,958	332,100
Restricted cash - due to customers	508,039	319,924	258,065	404,402
Cash, cash equivalents, and restricted cash	$966,314	973,546	801,776	931,020
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)
1.  Basis of Financial Reporting
The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company” or "Nelnet") as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2025 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the results for the year ending December 31, 2026. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report").
2.  Loans and Accrued Interest Receivable and Allowance for Loan Losses
Loans and accrued interest receivable consisted of the following:

	As of	As of
	June 30, 2026	December 31, 2025
Non-Nelnet Bank:
Federally insured loans (a):
Stafford and other	$1,744,658	1,772,172
Consolidation	4,748,739	5,665,071
Total	6,493,397	7,437,243
Private education loans	122,818	139,209
Consumer loans and other financing receivables (b)	1,213,556	1,122,717
Non-Nelnet Bank loans	7,829,771	8,699,169
Nelnet Bank:
Federally insured loans (a):
Stafford and other	53,525	23,960
Consolidation	799,816	148,360
Total	853,341	172,320
Private education loans	521,159	518,634
Consumer and other loans	264,597	266,608
Nelnet Bank loans	1,639,097	957,562
Accrued interest receivable	542,799	528,936
Loan discount and deferred lender fees, net of unamortized loan premiums and deferred origination costs	(44,387)	(46,894)
Allowance for loan losses:
Non-Nelnet Bank:
Federally insured loans	(38,173)	(42,080)
Private education loans	(6,239)	(6,894)
Consumer loans and other financing receivables	(92,215)	(57,360)
Non-Nelnet Bank allowance for loan losses	(136,627)	(106,334)
Nelnet Bank:
Federally insured loans	(3,016)	(676)
Private education loans	(12,609)	(12,932)
Consumer and other loans	(12,813)	(12,136)
Nelnet Bank allowance for loan losses	(28,438)	(25,744)
	$9,802,215	10,006,695

(a)    During 2026, the Company's Asset Generation and Management operating segment (non-Nelnet Bank) contributed certain student loan securitization trusts to Nelnet Bank that included $716.3 million in federally insured loans.
(b)    Included in "consumer loans and other financing receivables" in the above table are Pay Later receivables that the Company began to purchase in the third quarter of 2025. As of June 30, 2026 and December 31, 2025, the balance of Pay Later receivables was $699.8 million and $744.2 million, respectively.
The following table summarizes the allowance for loan losses as a percentage of the ending loan balance for each of the Company's loan portfolios:

	As of	As of
	June 30, 2026	December 31, 2025
Non-Nelnet Bank:
Federally insured loans (a)	0.59%	0.57%
Private education loans	5.08%	4.95%
Consumer loans and other financing receivables (b)	7.60%	5.11%
Nelnet Bank:
Federally insured loans (a)	0.35%	0.39%
Private education loans	2.42%	2.49%
Consumer and other loans	4.84%	4.55%
(a)    The allowance for loan losses as a percent of the risk sharing component of federally insured student loans not covered by the federal guaranty for Non-Nelnet Bank was 20.1% and 19.3%, and for Nelnet Bank was 17.1% and 17.3%, as of June 30, 2026 and December 31, 2025, respectively.
(b)    The increase in allowance for loan losses as a percentage of the ending loan balance for consumer loans and other financing receivables was driven by (1) a shift in loan mix, reflecting growth in certain consumer loans (non-Pay Later receivables) that carry a higher expected loss rate than the overall portfolio; and (2) the seasoning of Pay Later receivables, which the Company began acquiring in the third quarter of 2025. This increase was not due to a deterioration in credit quality, and delinquency and net charge-off rates remained consistent with management's expectations during the period.
Activity in the Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio segment:

	Balance at beginning of period	Provision (negative provision) for loan losses	Charge-offs	Recoveries	Initial allowance on loans purchased with credit deterioration	Loan sales/contributions	Balance at end of period
	Three months ended June 30, 2026
Non-Nelnet Bank:
Federally insured loans	$40,043	2,387	(2,687)	—	—	(1,570)	38,173
Private education loans	6,385	—	(392)	246	—	—	6,239
Consumer loans and other financing receivables	79,593	38,939	(29,396)	3,079	—	—	92,215
Nelnet Bank:
Federally insured loans	1,725	(158)	(121)	—	—	1,570	3,016
Private education loans	13,182	572	(1,498)	353	—	—	12,609
Consumer and other loans	14,263	(717)	(829)	96	—	—	12,813
	$155,191	41,023	(34,923)	3,774	—	—	165,065
	Three months ended June 30, 2025
Non-Nelnet Bank:
Federally insured loans	$48,906	2,112	(3,391)	—	—	—	47,627
Private education loans	10,394	(2,760)	(523)	295	—	—	7,406
Consumer loans and other financing receivables	43,904	11,781	(7,967)	310	—	—	48,028
Nelnet Bank:
Federally insured loans	362	9	(16)	—	—	—	355
Private education loans	9,893	2,839	(1,739)	307	1,060	—	12,360
Consumer and other loans	6,617	3,731	(878)	103	—	—	9,573
	$120,076	17,712	(14,514)	1,015	1,060	—	125,349

	Balance at beginning of period	Provision (negative provision) for loan losses	Charge-offs	Recoveries	Initial allowance on loans purchased with credit deterioration	Loan sales/contributions	Balance at end of period
	Six months ended June 30, 2026
Non-Nelnet Bank:
Federally insured loans	$42,080	4,459	(5,655)	—	—	(2,711)	38,173
Private education loans	6,894	(306)	(777)	428	—	—	6,239
Consumer loans and other financing receivables	57,360	85,639	(55,529)	4,745	—	—	92,215
Nelnet Bank:
Federally insured loans	676	(191)	(180)	—	—	2,711	3,016
Private education loans	12,932	2,337	(3,291)	631	—	—	12,609
Consumer and other loans	12,136	2,657	(2,178)	198	—	—	12,813
	$132,078	94,595	(67,610)	6,002	—	—	165,065
	Six months ended June 30, 2025
Non-Nelnet Bank:
Federally insured loans	$49,091	4,746	(6,210)	—	—	—	47,627
Private education loans	11,130	(2,760)	(1,457)	493	—	—	7,406
Consumer loans and other financing receivables	38,468	22,158	(13,143)	545	—	—	48,028
Nelnet Bank:
Federally insured loans	—	374	(19)	—	—	—	355
Private education loans	10,086	3,925	(3,134)	423	1,060	—	12,360
Consumer and other loans	6,115	4,734	(1,447)	171	—	—	9,573
	$114,890	33,177	(25,410)	1,632	1,060	—	125,349
During the periods presented above, the primary item impacting provision for loan losses was the establishment of an initial allowance for loans originated and acquired during the periods.
The increase in provision for loan losses and charge-offs for Non-Nelnet Bank consumer loans and other financing receivables during the three and six month periods ended June 30, 2026 compared with the same periods in 2025 was due to an increase in consumer loans and Pay Later receivables acquired during 2026 as compared with 2025. The Company began to purchase Pay Later receivables in the third quarter of 2025. The increase in provision expense and charge-offs reflects the volume of new loans added to the portfolio rather than a deterioration in credit quality. Credit performance metrics, including delinquency rates and charge-offs, remained consistent with management’s expectations.
The following table summarizes annualized net charge-offs as a percentage of average loans for each of the Company's loan portfolios:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Non-Nelnet Bank:
Federally insured loans	0.16%	0.16%	0.16%	0.14%
Private education loans	0.46%	0.55%	0.54%	1.02%
Consumer loans and other financing receivables	8.78%	7.62%	8.86%	6.58%
Nelnet Bank:
Federally insured loans	0.07%	0.06%	0.07%	0.06%
Private education loans	0.87%	1.10%	1.00%	1.08%
Consumer and other loans	1.10%	1.71%	1.50%	1.49%
Annualized net charge-offs as a percentage of average loans for the Company's Non-Nelnet Bank consumer and other financing receivables portfolio increased during the three and six months ended June 30, 2026 compared with the same periods in 2025. This increase was primarily attributable to the cumulative growth in the volume of Pay Later receivables acquired since the third quarter of 2025 and the seasoning of the portfolio, and was not indicative of a deterioration in credit quality. Delinquency and net charge-off rates remained consistent with management's expectations during the period.
Unfunded Loan Commitments
The Company maintains an allowance for unfunded loan commitments that are not unconditionally cancelable, at a level the Company believes is appropriate as of the balance sheet date, to absorb expected credit losses on this exposure. As of June 30, 2026 and December 31, 2025, Nelnet Bank had a liability of approximately $0.5 million and $0.8 million, respectively, related to $79.5 million and $76.5 million, respectively, of unfunded private education, consumer, and other loan commitments. Other than the estimation of the probability of funding, this reserve is estimated in a manner similar to the methodology used for determining reserves for loans included on the consolidated balance sheet. When a new loan commitment is made, the Company records an allowance that is included in "other liabilities" on the consolidated balance sheet. Net adjustments to this reserve are included in "provision for loan losses" on the consolidated income statement. Below is a reconciliation of the provision for loan losses reported in the consolidated statements of income:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Provision for loan losses from allowance activity table above	$41,023	17,712	94,595	33,177
Provision expense (negative provision) for unfunded loan commitments, net	54	218	(274)	90
Provision for loan losses reported in consolidated statements of income	$41,077	17,930	94,321	33,267
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

	As of June 30, 2026			As of December 31, 2025			As of June 30, 2025
Federally insured loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$304,960	4.7%		$336,749	4.5%		$393,460	4.7%
Loans in forbearance	504,082	7.8		493,277	6.6		555,469	6.6
Loans in repayment status:
Loans current	5,013,702		88.2%	5,701,660		86.3%	6,378,571		86.0%
Loans delinquent 31-60 days	184,769		3.2	234,259		3.5	261,809		3.5
Loans delinquent 61-90 days	126,576		2.2	147,645		2.2	175,562		2.4
Loans delinquent 91-120 days	71,368		1.3	94,765		1.4	111,678		1.5
Loans delinquent 121-270 days	190,828		3.4	280,899		4.3	360,754		4.9
Loans delinquent 271 days or greater	97,112		1.7	147,989		2.3	129,782		1.7
Total loans in repayment	5,684,355	87.5	100.0%	6,607,217	88.9	100.0%	7,418,156	88.7	100.0%
Total federally insured loans	6,493,397	100.0%		7,437,243	100.0%		8,367,085	100.0%
Accrued interest receivable	482,085			506,943			545,288
Loan discount, net of unamortized premiums and deferred origination costs	(26,000)			(23,513)			(26,523)
Allowance for loan losses	(38,173)			(42,080)			(47,627)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$6,911,309			$7,878,593			$8,838,223

	As of June 30, 2026			As of December 31, 2025			As of June 30, 2025
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$2,852	2.3%		$3,094	2.2%		$4,433	2.8%
Loans in forbearance	2,679	2.2		3,049	2.2		1,530	1.0
Loans in repayment status:
Loans current	114,669		97.8%	130,018		97.7%	147,690		98.0%
Loans delinquent 31-60 days	858		0.7	1,253		0.9	1,246		0.8
Loans delinquent 61-90 days	854		0.7	515		0.4	564		0.4
Loans delinquent 91 days or greater	906		0.8	1,280		1.0	1,151		0.8
Total loans in repayment	117,287	95.5	100.0%	133,066	95.6	100.0%	150,651	96.2	100.0%
Total private education loans	122,818	100.0%		139,209	100.0%		156,614	100.0%
Accrued interest receivable	1,062			1,120			1,299
Loan discount, net of unamortized premiums	(3,474)			(4,317)			(5,162)
Allowance for loan losses	(6,239)			(6,894)			(7,406)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$114,167			$129,118			$145,345
Consumer loans and other financing receivables - Non-Nelnet Bank:
Loans in forbearance	$1,489	0.1%		$1,698	0.2%		$1,355	0.3%
Loans in repayment status:
Loans current	1,173,003		96.8%	1,085,883		96.9%	399,263		97.3%
Loans delinquent 31-60 days	15,436		1.3	13,723		1.2	3,731		0.9
Loans delinquent 61-90 days	11,384		0.9	10,797		1.0	3,096		0.8
Loans delinquent 91 days or greater	12,244		1.0	10,616		0.9	4,025		1.0
Total loans in repayment	1,212,067	99.9	100.0%	1,121,019	99.8	100.0%	410,115	99.7	100.0%
Total consumer loans and other financing receivables	1,213,556	100.0%		1,122,717	100.0%		411,470	100.0%
Accrued interest receivable	2,238			1,497			2,260
Loan discount and deferred lender fees, net of unamortized premiums	(20,524)			(17,845)			(6,296)
Allowance for loan losses	(92,215)			(57,360)			(48,028)
Total consumer loans and other financing receivables and accrued interest receivable, net of allowance for loan losses	$1,103,055			$1,049,009			$359,406

Federally insured loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$29,991	3.5%		$6,162	3.6%		$2,665	2.5%
Loans in forbearance	43,723	5.1		8,787	5.1		5,550	5.2
Loans in repayment status:
Loans current	713,274		91.5%	141,357		89.9%	88,408		89.9%
Loans delinquent 30-59 days	19,771		2.5	5,686		3.6	2,806		2.9
Loans delinquent 60-89 days	13,982		1.8	2,703		1.7	2,001		2.0
Loans delinquent 90-119 days	6,700		0.9	980		0.6	1,683		1.7
Loans delinquent 120-270 days	18,696		2.4	4,844		3.1	2,495		2.5
Loans delinquent 271 days or greater	7,204		0.9	1,801		1.1	947		1.0
Total loans in repayment	779,627	91.4	100.0%	157,371	91.3	100.0%	98,340	92.3	100.0%
Total federally insured loans	853,341	100.0%		172,320	100.0%		106,555	100.0%
Accrued interest receivable	46,323			10,939			5,194
Loan premium and deferred origination costs, net of unaccreted discount	6,174			910			1,221
Allowance for loan losses	(3,016)			(676)			(355)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$902,822			$183,493			$112,615

	As of June 30, 2026			As of December 31, 2025			As of June 30, 2025
Private education loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$69,136	13.3%		$56,667	10.9%		$45,107	8.7%
Loans in forbearance	1,342	0.3		1,684	0.3		1,926	0.4
Loans in repayment status:
Loans current	443,365		98.3%	451,221		98.0%	460,426		98.0%
Loans delinquent 30-59 days	2,639		0.6	4,001		0.9	3,102		0.7
Loans delinquent 60-89 days	2,091		0.5	2,327		0.5	2,710		0.6
Loans delinquent 90 days or greater	2,586		0.6	2,734		0.6	3,392		0.7
Total loans in repayment	450,681	86.4	100.0%	460,283	88.8	100.0%	469,630	90.9	100.0%
Total private education loans	521,159	100.0%		518,634	100.0%		516,663	100.0%
Accrued interest receivable	8,726			6,599			5,540
Loan discount, net of unamortized premiums and deferred origination costs	(3,567)			(5,686)			(8,589)
Allowance for loan losses	(12,609)			(12,932)			(12,360)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$513,709			$506,615			$501,254
Consumer and other loans - Nelnet Bank (a):
Loans in deferment	$9,911	3.7%		$10,006	3.8%		$8,538	4.2%
Loans in repayment status:
Loans current	252,216		99.0%	254,448		99.2%	194,507		99.3%
Loans delinquent 30-59 days	985		0.4	1,225		0.5	1,001		0.5
Loans delinquent 60-89 days	935		0.4	560		0.2	193		0.1
Loans delinquent 90 days or greater	550		0.2	369		0.1	184		0.1
Total loans in repayment	254,686	96.3	100.0%	256,602	96.2	100.0%	195,885	95.8	100.0%
Total consumer and other loans	264,597	100.0%		266,608	100.0%		204,423	100.0%
Accrued interest receivable	2,365			1,838			1,346
Loan premium, net of unaccreted discount	3,004			3,557			2,444
Allowance for loan losses	(12,813)			(12,136)			(9,573)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses	$257,153			$259,867			$198,640
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
FICO Scores
An additional key credit quality indicator for Nelnet Bank private education and consumer loans is FICO scores at the time of origination or purchase. The following tables highlight the gross principal balance of Nelnet Bank's portfolios, by year of origination, stratified by FICO score at the time of origination or purchase:
Nelnet Bank Private Education Loans

	Loan balance as of June 30, 2026
	Six months ended June 30, 2026	2025	2024	2023	2022	Prior years	Total	Percent of total
FICO at origination or purchase:
Less than 705	$1,959	6,907	2,641	2,550	3,621	19,626	37,304	7.2%
705 - 734	2,379	12,104	4,444	6,651	15,689	19,047	60,314	11.6
735 - 764	2,948	16,514	5,118	6,536	24,589	29,207	84,912	16.3
765 - 794	4,502	22,812	6,183	4,600	38,357	41,690	118,144	22.7
Greater than 794	9,618	32,452	12,988	10,312	52,963	96,730	215,063	41.2
No FICO score available or required (a)	—	—	1,858	3,564	—	—	5,422	1.0
	$21,406	90,789	33,232	34,213	135,219	206,300	521,159	100.0%

	Loan balance as of December 31, 2025
	2025	2024	2023	2022	2021	Prior years	Total	Percent of total
FICO at origination or purchase:
Less than 705	$5,540	2,788	2,909	4,061	3,519	18,772	37,589	7.2%
705 - 734	9,056	4,795	7,480	17,048	6,565	14,410	59,354	11.4
735 - 764	12,256	5,534	7,073	26,369	11,066	21,511	83,809	16.2
765 - 794	16,293	6,471	5,035	40,851	20,858	26,025	115,533	22.3
Greater than 794	23,370	14,017	11,819	57,404	40,529	68,618	215,757	41.6
No FICO score available or required (a)	—	2,275	4,317	—	—	—	6,592	1.3
	$66,515	35,880	38,633	145,733	82,537	149,336	518,634	100.0%
Nelnet Bank Consumer and Other Loans

	Loan balance as of June 30, 2026
	Six months ended June 30, 2026	2025	2024	2023	2022	Prior years	Total	Percent of total
FICO at origination:
Less than 720	$413	12,537	15,245	1,600	—	1,220	31,015	11.7%
720 - 769	2,099	22,707	32,934	3,485	13	10,749	71,987	27.2
Greater than 769	8,285	47,706	43,070	5,371	56	7,421	111,909	42.3
No FICO score available or required (a)	3,108	34,946	10,879	428	272	53	49,686	18.8
	$13,905	117,896	102,128	10,884	341	19,443	264,597	100.0%

	Loan balance as of December 31, 2025
	2025	2024	2023	2022	2021	Prior years	Total	Percent of total
FICO at origination:
Less than 720	$13,054	16,301	1,618	—	275	1,210	32,458	12.2%
720 - 769	24,995	36,292	3,621	15	5,231	6,686	76,840	28.8
Greater than 769	54,681	47,537	5,819	90	5,084	3,161	116,372	43.6
No FICO score available or required (a)	30,719	9,473	431	259	53	3	40,938	15.4
	$123,449	109,603	11,489	364	10,643	11,060	266,608	100.0%
(a)    Loans with no FICO score available or required refers to loans issued to borrowers for which the Company cannot obtain a FICO score or are not required to under a special purpose credit program. Management proactively assesses the risk and size of this loan category and, when necessary, takes actions to mitigate the credit risk.
Nonaccrual Status
The Company does not place federally insured loans on nonaccrual status due to the government guaranty. The amortized cost of private education, consumer, and other loans on nonaccrual status, as well as the allowance for loan losses related to such loans, as of June 30, 2026 and December 31, 2025, was not material.

Amortized Cost Basis by Origination Year
The following table presents the amortized cost of the Company's private education, consumer, and other loans by loan status and delinquency amount as of June 30, 2026 based on year of origination. Effective July 1, 2010, no new loan originations can be made under the Federal Family Education Loan Program (the "FFEL Program" or FFELP) and all new federal loan originations must be made under the Federal Direct Loan Program. As such, all the Company’s federally insured loans were originated prior to July 1, 2010.

	Six months ended June 30, 2026	2025	2024	2023	2022	Prior years	Total
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$—	—	—	—	226	2,626	2,852
Loans in forbearance	—	—	—	—	68	2,611	2,679
Loans in repayment status:
Loans current	—	—	—	157	3,203	111,309	114,669
Loans delinquent 31-60 days	—	—	—	—	17	841	858
Loans delinquent 61-90 days	—	—	—	—	—	854	854
Loans delinquent 91 days or greater	—	—	—	—	7	899	906
Total loans in repayment	—	—	—	157	3,227	113,903	117,287
Total private education loans	$—	—	—	157	3,521	119,140	122,818
Accrued interest receivable							1,062
Loan discount, net of unamortized premiums							(3,474)
Allowance for loan losses							(6,239)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$114,167
Gross charge-offs - six months ended June 30, 2026	$—	—	—	—	20	757	777

Consumer loans and other financing receivables - Non-Nelnet Bank:
Loans in forbearance	$62	171	441	815	—	—	1,489
Loans in repayment status:
Loans current	970,862	173,954	15,398	11,232	1,181	376	1,173,003
Loans delinquent 31-60 days	12,195	1,915	730	525	57	14	15,436
Loans delinquent 61-90 days	8,994	1,442	622	312	12	2	11,384
Loans delinquent 91 days or greater	7,409	2,936	995	808	72	24	12,244
Total loans in repayment	999,460	180,247	17,745	12,877	1,322	416	1,212,067
Total consumer loans and other financing receivables	$999,522	180,418	18,186	13,692	1,322	416	1,213,556
Accrued interest receivable							2,238
Loan discount and deferred lender fees, net of unamortized premiums							(20,524)
Allowance for loan losses							(92,215)
Total consumer loans and other financing receivables and accrued interest receivable, net of allowance for loan losses							$1,103,055
Gross charge-offs - six months ended June 30, 2026	$5,794	36,101	9,724	2,949	927	34	55,529
Private education loans - Nelnet Bank:
Loans in-school/grace/deferment	$8,027	34,463	13,978	6,579	3,701	2,388	69,136
Loans in forbearance	—	33	—	84	517	708	1,342
Loans in repayment status:
Loans current	13,280	55,638	18,831	26,815	130,182	198,619	443,365
Loans delinquent 30-59 days	67	222	173	105	467	1,605	2,639
Loans delinquent 60-89 days	15	208	106	422	221	1,119	2,091
Loans delinquent 90 days or greater	17	225	144	208	131	1,861	2,586
Total loans in repayment	13,379	56,293	19,254	27,550	131,001	203,204	450,681
Total private education loans	$21,406	90,789	33,232	34,213	135,219	206,300	521,159
Accrued interest receivable							8,726
Loan discount, net of unamortized premiums and deferred origination costs							(3,567)
Allowance for loan losses							(12,609)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$513,709
Gross charge-offs - six months ended June 30, 2026	$20	240	325	559	494	1,653	3,291

	Six months ended June 30, 2026	2025	2024	2023	2022	Prior years	Total
Consumer and other loans - Nelnet Bank:
Loans in deferment	$5,687	4,107	117	—	—	—	9,911
Loans in repayment status:
Loans current	8,218	112,636	101,003	10,659	341	19,359	252,216
Loans delinquent 30-59 days	—	274	600	107	—	4	985
Loans delinquent 60-89 days	—	696	162	—	—	77	935
Loans delinquent 90 days or greater	—	183	246	118	—	3	550
Total loans in repayment	8,218	113,789	102,011	10,884	341	19,443	254,686
Total consumer and other loans	$13,905	117,896	102,128	10,884	341	19,443	264,597
Accrued interest receivable							2,365
Loan premium, net of unaccreted discount							3,004
Allowance for loan losses							(12,813)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses							$257,153
Gross charge-offs - six months ended June 30, 2026	$—	518	1,360	71	—	229	2,178

3.  Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of June 30, 2026
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$5,520,346	3.99% - 5.76%	10/25/33 - 11/27/90
Bonds and notes based on auction	10,915	4.74%	8/25/37
Total FFELP variable-rate bonds and notes	5,531,261
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	277,696	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facility	469,041	4.72% / 4.73%	7/30/27
Consumer loan warehouse and other facilities	752,435	4.92% - 5.42%	11/13/27 - 2/29/28
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	27,414	5.15% / 5.88%	6/25/49 / 11/25/53
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	20,534	7.15%	11/25/53
Unsecured line of credit	—	—	3/31/31
Participation agreements	796	4.37% - 5.82%	5/4/27 / 7/28/32
	7,079,177
Discount on bonds and notes payable and debt issuance costs	(36,021)
Total	$7,043,156

	As of December 31, 2025
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$6,448,212	4.35% - 5.85%	3/22/32 - 11/27/90
Bonds and notes based on auction	24,150	0.01% - 5.10%	3/22/32 - 8/25/37
Total FFELP variable-rate bonds and notes	6,472,362
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	302,791	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facility	213,982	4.83% / 4.84%	1/29/27
Consumer loan warehouse and other facilities	767,951	5.01% - 5.67%	11/13/27 - 2/29/28
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	35,770	5.15% / 6.12%	6/25/49 / 11/25/53
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	27,391	7.15%	11/25/53
Unsecured line of credit	—	—	9/22/26
Participation agreements	1,322	4.53% - 5.82%	5/4/26 / 7/28/32
	7,821,569
Discount on bonds and notes payable and debt issuance costs	(40,642)
Total	$7,780,927

Warehouse and Other Facilities
The Company funds a portion of its loan acquisitions through the use of warehouse and other secured facilities. Loan warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements. The following table summarizes the Company's warehouse and other facilities as of June 30, 2026:

Type of loans	Maximum financing amount	Amount outstanding	Amount available	Expiration of liquidity provisions	Final maturity date	Advance rate	Advanced as equity support
FFELP (a)	$500,000	469,041	30,959	7/31/2026	7/30/2027	note (b)	$30,143
Consumer loans and other financing receivables	$925,000	752,435	172,565	11/13/2026 - 7/31/2027	11/13/2027 - 2/29/2028	50% - 90%	$107,953
(a)    On January 30, 2026, the Company extended the liquidity provisions and final maturity date on this facility to July 31, 2026 and July 30, 2027, respectively. On May 5, 2026, the Company decreased the maximum financing amount from $800 million to $500 million. On July 31, 2026, the Company extended the liquidity provisions and final maturity date to September 30, 2026 and September 30, 2027, respectively.
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
As of June 30, 2026, no amount was outstanding on the new line of credit and $435.0 million was available for future use.
Debt Repurchases
The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market or retained such instruments upon initial issuance. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties, redeem the notes at par as cash is generated by the trust estate, or pledge the securities as collateral on repurchase agreements. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of June 30, 2026, the Company holds $111.5 million (par value) of its own FFELP asset-backed securities. Upon sale, these notes would be shown as "bonds and notes payable" in the Company's consolidated balance sheet.
4.  Derivative Financial Instruments
The Company uses derivative financial instruments to manage interest rate risk. Derivative instruments used are described in note 6 of the notes to consolidated financial statements included in the 2025 Annual Report.
Non-Nelnet Bank Derivatives
Basis Swaps
The following table summarizes the Company’s Basis Swaps outstanding as of June 30, 2026 and December 31, 2025 used to hedge its basis risk and repricing risk on a portion of its FFELP student loan assets. The Company has entered into basis swaps in which the Company receives payments indexed to three-month SOFR and makes payments based on the one-month SOFR index (plus or minus a spread) as defined in the agreements.

Maturity	Notional amount
2026	$1,150,000
2027	250,000
$1,400,000
Interest Rate Swaps – Floor Income Hedges
The following table summarizes the outstanding derivative instruments used by the Company to economically hedge federally insured loans held by the Asset Generation and Management operating segment (Non-Nelnet Bank) that are earning fixed-rate floor income. For these derivative instruments, the Company receives payments based on SOFR, the majority of which reset quarterly.

	As of June 30, 2026		As of December 31, 2025
Maturity	Notional amount	Weighted-average fixed rate paid by the Company	Notional amount	Weighted-average fixed rate paid by the Company
2026	$—	—%	$200,000	3.92%
2028	50,000	3.56	50,000	3.56
2029	50,000	3.17	50,000	3.17
2030	100,000	3.63	100,000	3.63
	$200,000	3.50%	$400,000	3.71%
Nelnet Bank Derivatives
Nelnet Bank uses derivative instruments to hedge exposure to variability in cash flows from variable-rate intercompany and third-party deposits to minimize volatility from future changes in interest rates.
Interest Rate Swaps - Intercompany Deposits
Nelnet Bank's derivatives used to hedge intercompany deposits are structured so that each is economically effective; however, because these derivatives are hedging intercompany deposits, the derivative instruments are not eligible for hedge accounting in the consolidated financial statements. The following table summarizes the outstanding derivative instruments used by Nelnet Bank as of June 30, 2026 and December 31, 2025 to hedge intercompany deposits. For these derivatives, the Company receives monthly or quarterly payments based on SOFR that reset daily.

Maturity	Notional amount	Weighted-average fixed rate paid by the Company
2028	$40,000	3.33%
2029	25,000	3.37
2030	50,000	3.06
2032 (a)	25,000	4.03
2033	25,000	3.90
2035 (b)	30,000	3.79
	$195,000	3.50%
(a)    This $25 million notional amount derivative has a forward effective start date in February 2027.
(b)    This $30 million notional amount derivative has a forward effective start date in May 2028.

Interest Rate Swaps - Third-Party Deposits
The following table summarizes the outstanding derivative instruments used by Nelnet Bank as of June 30, 2026 and December 31, 2025 to hedge third-party deposits. For these derivative instruments, the Company receives monthly payments based on SOFR that reset monthly.

Maturity	Notional amount	Weighted-average fixed rate paid by the Company
2030	$25,000	3.57%
2035	25,000	3.87
	$50,000	3.72%
Consolidated Financial Statement Impact Related to Derivatives
Balance Sheets
Certain derivatives are not cleared post-execution at a regulated clearinghouse. As such, the Company records these derivative instruments in the consolidated balance sheets on a gross basis as either an asset (included in "other assets") or liability (included in "other liabilities") measured at fair value. The following table summarizes the fair value of these derivatives as reflected in the consolidated balance sheets:

	Fair value of asset derivatives		Fair value of liability derivatives
	As of June 30, 2026	As of December 31, 2025	As of June 30, 2026	As of December 31, 2025
Nelnet Bank interest rate swaps - intercompany deposits	$2,379	614	295	1,243
Nelnet Bank interest rate swaps - third-party deposits (cash flow hedges)	383	—	—	484
Other derivative instruments	14	—	—	—
	$2,776	614	295	1,727
Statements of Income
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income related to derivative instruments that do not qualify for hedge accounting:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Settlements:
Basis swaps	$154	154	307	307
Interest rate swaps - floor income hedges	(65)	427	(114)	855
Interest rate swaps - Nelnet Bank intercompany deposits	77	163	116	327
Other derivative instruments	—	—	437	—
Total settlements - income	166	744	746	1,489
Change in fair value:
Basis swaps	(150)	(143)	(298)	(281)
Interest rate swaps - floor income hedges	2,108	(2,022)	3,750	(5,680)
Interest rate swaps - Nelnet Bank intercompany deposits	1,714	(1,701)	2,714	(4,229)
Other derivative instruments	14	—	(893)	—
Total change in fair value - income (expense)	3,686	(3,866)	5,273	(10,190)
Derivative market value adjustments and derivative settlements, net - income (expense)	$3,852	(3,122)	6,019	(8,701)

5.  Investments and Notes Receivable
“Total investments and notes receivable” consisted of the following:

	As of June 30, 2026				As of December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investments at fair value:
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan	$43,466	2,878	(146)	46,198	36,824	2,950	(129)	39,645
FFELP loan and other debt securities - restricted (a)	192,387	3,045	(662)	194,770	172,739	3,384	(323)	175,800
Private education loan (b)	177,299	90	(12,258)	165,131	197,568	20	(13,436)	184,152
Other debt securities	114,801	2,628	(70)	117,359	55,874	2,528	—	58,402
Total Non-Nelnet Bank	527,953	8,641	(13,136)	523,458	463,005	8,882	(13,888)	457,999
Nelnet Bank:
FFELP loan	244,004	6,109	(778)	249,335	258,208	6,513	(798)	263,923
Private education loan	11,815	—	(35)	11,780	13,623	—	(37)	13,586
Other debt securities	797,091	721	(4,045)	793,767	569,528	1,433	(1,481)	569,480
Total Nelnet Bank	1,052,910	6,830	(4,858)	1,054,882	841,359	7,946	(2,316)	846,989
Total available-for-sale asset-backed securities	$1,580,863	15,471	(17,994)	1,578,340	1,304,364	16,828	(16,204)	1,304,988
Equity securities and funds measured at net asset value				123,052				109,648
Total investments at fair value				1,701,392				1,414,636
Other investments and notes receivable (not measured at fair value):
Nelnet Bank: Held-to-maturity asset-backed securities - FFELP loan				210,908				211,299
Venture capital, funds, and other:
Measurement alternative				236,062				227,962
Equity method				258,331				248,253
Total venture capital and funds				494,393				476,215
Real estate equity method				272,713				233,167
ALLO:
Voting interest/equity method				—				—
Preferred membership interest				23,500				10,148
Total interest in ALLO				23,500				10,148
Beneficial interest in loan securitizations (c):
Consumer and private education loans, net of allowance for credit losses of $55,123 and $50,802 as of June 30, 2026 and December 31, 2025, respectively				173,752				180,262
Federally insured student loans				15,100				14,568
Total beneficial interest in loan securitizations, net of allowance				188,852				194,830
Solar (d)				(286,992)				(240,370)
Notes receivable				41,772				32,085
Tax liens, affordable housing, and other				22,206				15,961
Total other investments and notes receivable (not measured at fair value)				967,352				933,335
Total investments and notes receivable				$2,668,744				$2,347,971
(a)Represent investments held in third-party trusts as collateral for the Company’s reinsurance business.
(b)As sponsor of certain private education loan securitizations, the Company is required to provide a certain level of risk retention, and has purchased bonds issued in such securitizations to satisfy this requirement. The Company must retain these investment securities until the aggregate outstanding loan or bond balances in the securitization are met, at which time the Company can sell its investment securities (bonds) to a third party. The bonds purchased to satisfy the risk retention requirement are included in the above table and as of June 30, 2026, the amortized cost and fair value of these securities was $177.1 million and $164.9 million, respectively.

(c)The Company has partial ownership in certain securitizations. As of the latest remittance reports filed by the various trusts prior to or as of June 30, 2026, the Company's ownership correlates to approximately $950 million, $350 million, and $280 million of consumer, private education, and federally insured student loans, respectively, included in these securitizations.
The Company has recorded an allowance for credit losses (and related provision expense) related to certain loan securitizations, due primarily to an increase in cumulative loss expectations, of $2.4 million and $5.0 million during the three months ended June 30, 2026 and 2025, respectively, and $6.6 million and $6.5 million during the six months ended June 30, 2026 and 2025, respectively, which is included in “provision for beneficial interests” on the consolidated statements of income.
(d)As of June 30, 2026, the Company has contributed a total of $367.6 million and its third-party partners have contributed $469.7 million in tax equity to renewable energy solar partnerships that remain outstanding. The Company's carrying value in a solar project is reduced by tax credits earned when the solar project is placed in service. As of June 30, 2026, the Company and its third-party partners have earned $423.1 million and $464.2 million, respectively, of tax credits on those projects that remain outstanding. The Company’s negative carrying value related to solar tax partnerships on the consolidated balance sheet of $287.0 million as of June 30, 2026 represents the sum of total tax credits earned on solar projects placed in service and the calculated hypothetical liquidation at book value ("HLBV") cumulative net losses through June 30, 2026 being larger than the total contributions made by the Company and its syndication partners on such projects. The negative carrying value as of June 30, 2026, excluding the portion owned by syndication partners that is reflected as "noncontrolling interests" on the consolidated balance sheet, was $131.4 million.
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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Losses from HLBV accounting (gross)	$(29,351)	(6,463)	(51,882)	(9,079)
Gains from sales (gross)	6,854	4,961	6,854	8,033
Losses from solar investments (gross)	(22,497)	(1,502)	(45,028)	(1,046)
Less: losses attributable to noncontrolling members	(19,491)	(3,159)	(32,936)	(4,204)
Net (loss) gain attributable to the Company	$(3,006)	1,657	(12,092)	3,158
The following table presents, by remaining contractual maturity, the amortized cost and fair value of debt securities:

	As of June 30, 2026
	1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan	$—	206	2,543	40,717	43,466
FFELP loan and other debt securities - restricted	—	6,158	54,040	132,189	192,387
Private education loan	—	—	215	177,084	177,299
Other debt securities	100	—	11,687	103,014	114,801
Total Non-Nelnet Bank	100	6,364	68,485	453,004	527,953
Fair value	100	6,446	68,319	448,593	523,458
Nelnet Bank:
FFELP loan	40,757	11,913	17,536	173,798	244,004
Private education loan	—	—	11,720	95	11,815
Other debt securities	—	17,436	130,261	649,394	797,091
Total Nelnet Bank	40,757	29,349	159,517	823,287	1,052,910
Fair value	40,472	29,292	159,507	825,611	1,054,882
Total available-for-sale asset-backed securities at amortized cost	$40,857	35,713	228,002	1,276,291	1,580,863
Total available-for-sale asset-backed securities at fair value	$40,572	35,738	227,826	1,274,204	1,578,340
Held-to-maturity asset-backed securities
Nelnet Bank:
FFELP loan - amortized cost	$—	2,337	12,404	196,167	210,908
FFELP loan - fair value	$—	2,336	12,201	200,436	214,973
Beneficial interest in loan securitizations (a):
Amortized cost	$—	—	—	—	188,852
Fair value	$—	—	—	—	202,812
(a) The Company's beneficial interest in loan securitizations is not due at a single maturity date.

The following table summarizes the unrealized positions for held-to-maturity asset-backed securities investments and the beneficial interest in loan securitizations as of June 30, 2026:

	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Asset-backed securities	$210,908	4,869	(804)	214,973
Beneficial interest in loan securitizations	188,852	14,885	(925)	202,812
The following table presents securities classified as available-for-sale that have gross unrealized losses as of June 30, 2026 and the fair value of such securities as of June 30, 2026. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities in the table below have been evaluated to determine if a credit loss exists. As part of that assessment, the Company concluded it currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses.

	As of June 30, 2026
	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan	$(10)	7,921	(136)	2,408	(146)	10,329
FFELP loan and other debt securities - restricted	(379)	95,553	(283)	16,719	(662)	112,272
Private education loan	(7)	208	(12,251)	134,648	(12,258)	134,856
Other debt securities	(70)	17,401	—	—	(70)	17,401
Total Non-Nelnet Bank	(466)	121,083	(12,670)	153,775	(13,136)	274,858
Nelnet Bank:
FFELP loan	(154)	38,238	(624)	53,641	(778)	91,879
Private education loan	(1)	149	(34)	11,536	(35)	11,685
Other debt securities	(2,446)	434,731	(1,599)	41,695	(4,045)	476,426
Total Nelnet Bank	(2,601)	473,118	(2,257)	106,872	(4,858)	579,990
Total available-for-sale asset-backed securities	$(3,067)	594,201	(14,927)	260,647	(17,994)	854,848
The following table summarizes the gross proceeds received and gross realized gains and losses related to sales of available-for-sale asset-backed securities:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Gross proceeds from sales	$100,488	34,828	148,021	109,609

Gross realized gains	$535	622	966	1,555
Gross realized losses	(56)	(27)	(64)	(478)
Net gains	$479	595	902	1,077

Equity securities and funds measured at net asset value
The following table summarizes the unrealized gains and losses related to equity securities and funds measured at net asset value held at June 30, 2026 and 2025. Realized and unrealized gains/losses are included in "other, net" in "other income (expense)" on the consolidated statements of income.

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Unrealized gains recognized during the period, net	$10,489	2,752	2,688	4,134
Less: realized losses on securities sold during the period, net	421	—	1,879	—
Unrealized gains on securities still held as of the reporting date, net	$10,068	2,752	809	4,134
6. Business Combination
Nelnet Diversified Services Canada, Inc.
On February 2, 2026, the Company acquired 100 percent of the outstanding stock of a wholly owned subsidiary of DH Corporation. The acquired entity was subsequently renamed Nelnet Diversified Services Canada, Inc. ("NDS Canada"). During the three months ended June 30, 2026, the Company finalized the post-closing working capital adjustment. As a result, consideration transferred increased by CAD $2.6 million (USD $1.8 million) from the preliminary amount previously reported. Accordingly, the purchase price was revised from CAD $144.2 million (USD $105.8 million) to CAD $146.8 million (USD $107.6 million). The increase was recorded as a measurement period adjustment and resulted in a corresponding increase to goodwill.
NDS Canada is a Canadian student loan servicing business that services Canadian student loans for governments and a financial institution, providing assistance programs that include loan origination, disbursement, servicing, customer support, delinquency management, and reporting. The acquisition of NDS Canada has expanded the Company's portfolio of loans it services. The operating results of NDS Canada are included in the Loan Servicing and Systems operating segment.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. During the three months ended June 30, 2026, the Company recognized certain adjustments to the provisional amounts recorded on the acquisition date that were needed to reflect new information obtained about facts and circumstances that existed as of the acquisition date. The impact of these adjustments had no impact on operating results.

Restricted cash - due to customers	$302,901
Accounts receivable	17,590
Other assets	336
Intangible assets	69,805
Excess cost over fair value of net assets acquired (goodwill)	47,814
Other liabilities	(27,898)
Due to customers	(302,901)
Net assets acquired	$107,647
The $69.8 million of acquired intangible assets on the date of acquisition had a weighted-average useful life of approximately 6 years. The intangible assets that made up this amount include customer relationships of $43.5 million (7-year useful life) and software of $26.3 million (5-year useful life).
The $47.8 million of goodwill was assigned to the Loan Servicing and Systems operating segment and is not expected to be deductible for tax purposes. The amount allocated to goodwill was primarily attributed to expected future economic benefits associated with the Company's servicing expertise and scale supporting NDS Canada's ongoing operations, along with the deferred tax liability related to the differences between the carrying amounts and tax bases of acquired identifiable intangible assets.
NDS Canada's assets acquired and liabilities assumed were recorded by the Company at their respective fair values at the date of acquisition, and NDS Canada's operating results from the date of acquisition forward are included in the Company's consolidated operating results. The pro forma impacts of the NDS Canada acquisition on the Company's historical results prior to the acquisition were not material.

7. Intangible Assets
Intangible assets consisted of the following:

	Weighted-average remaining useful life as of June 30, 2026 (months)
		As of	As of
		June 30, 2026	December 31, 2025
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $64,445 and $58,561, respectively)	78	$70,815	29,283
Computer software (net of accumulated amortization of $2,344)	54	25,188	—
Total amortizable intangible assets, net	72	$96,003	29,283
The Company recorded amortization expense on its intangible assets of $4.7 million and $1.5 million for the three months ended June 30, 2026 and 2025, respectively, and $8.4 million and $3.1 million during the six months ended June 30, 2026 and 2025, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of June 30, 2026, the Company estimates it will record amortization expense as follows:

2026 (July 1 - December 31)	$9,363
2027	18,657
2028	18,412
2029	15,596
2030	15,377
2031 and thereafter	18,598
$96,003
8. Goodwill
The change in the carrying amount of goodwill by reportable operating segment was as follows:

			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Total
Goodwill as of December 31, 2025	$23,639	92,507	41,883	—	—	—	158,029
Goodwill acquired during the period (NDS Canada)	46,969	—	—	—	—	—	46,969
Foreign currency translation	(1,068)	—	—	—	—	—	(1,068)
Goodwill as of March 31, 2026	69,540	92,507	41,883	—	—	—	203,930
Goodwill acquired during the period (a)	—	3,017	—	—	—	—	3,017
NDS Canada purchase price allocation adjustment	845	—	—	—	—	—	845
Foreign currency translation	(845)	(112)	—	—	—	—	(957)
Goodwill as of June 30, 2026	$69,540	95,412	41,883	—	—	—	206,835
(a)    On April 30, 2026, the Company acquired 100 percent of the outstanding stock of Australia‑based Invision Digital Pty Ltd, which was subsequently renamed Invision Marketing Services PTY Ltd and is the owner of the Passtab brand. Passtab is a leading school visitor, contractor, and compliance management platform, expanding Nelnet's global education technology offerings.

9.  Bank Deposits
The following table summarizes Nelnet Bank’s deposits, excluding intercompany deposits:

	As of	As of
	June 30, 2026	December 31, 2025
Retail and other savings	$1,435,278	1,337,873
Brokered CDs, net of brokered deposit fees	759,032	311,015
Retail and other CDs, net of issuance fees	24,939	20,285
Total interest-bearing deposits	$2,219,249	1,669,173
As of June 30, 2026 and December 31, 2025, Nelnet Bank had intercompany deposits from Nelnet, Inc. and its subsidiaries totaling $285.8 million and $93.8 million, respectively, including a $40.0 million pledged deposit from Nelnet, Inc. as required under a Capital and Liquidity Maintenance Agreement with the FDIC. All intercompany deposits held at Nelnet Bank are eliminated for consolidated financial reporting purposes.
The following table presents the remaining maturities of certificates of deposit as of June 30, 2026:

One year or less	$618,698
After one year to two years	8,842
After two years to three years	61,935
After three years to four years	20,588
After four years to five years	19,850
After five years	54,058
Total	$783,971
Deposits that exceeded the FDIC insurance limits as of June 30, 2026 were $40.9 million, the majority of which were intercompany deposits from Nelnet, Inc. and its subsidiaries.
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

	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
	Three months ended June 30,
	2026			2025
Numerator:
Net income attributable to Nelnet, Inc.	$65,433	1,229	66,662	178,170	3,289	181,459
Denominator:
Weighted-average common shares outstanding - basic and diluted	35,373,041	664,468	36,037,509	35,824,313	661,292	36,485,605
Earnings per share - basic and diluted	$1.85	1.85	1.85	4.97	4.97	4.97

	Six months ended June 30,
	2026			2025
Numerator:
Net income attributable to Nelnet, Inc.	$135,287	2,501	137,788	259,158	4,860	264,018
Denominator:
Weighted-average common shares outstanding - basic and diluted	35,402,521	654,581	36,057,102	35,810,499	671,536	36,482,035
Earnings per share - basic and diluted	$3.82	3.82	3.82	7.24	7.24	7.24

11.  Segment Reporting
See note 16 of the notes to consolidated financial statements included in the 2025 Annual Report for a description of the Company's operating segments. The following tables present the results of each of the Company's reportable operating segments reconciled to the consolidated financial statements:

	Three months ended June 30, 2026
	Reportable Segments					Reconciling Items
	Loan Servicing and Systems (LSS)	Education Technology Services and Payments (ETSP)	Asset Generation and Management	Nelnet Bank	Total Reportable Segments	NFS Other Operating Segments	Corporate and Other Activities	Eliminations/ Reclassifications	Total
Interest income:
Loan interest	$—	—	140,264	24,334	164,598	—	—	—	164,598
Investment interest	868	4,732	10,327	18,614	34,541	7,809	2,165	(4,200)	40,315
Total interest income	868	4,732	150,591	42,948	199,139	7,809	2,165	(4,200)	204,913
Interest expense	286	—	87,425	23,657	111,368	1,170	564	(4,200)	108,902
Net interest income	582	4,732	63,166	19,291	87,771	6,639	1,601	—	96,011
Less provision (negative provision) for loan losses	—	—	41,326	(249)	41,077	—	—	—	41,077
Less provision for beneficial interests	—	—	2,441	—	2,441	—	—	—	2,441
Net interest income after provision	582	4,732	19,399	19,540	44,253	6,639	1,601	—	52,493
Other income (expense):
LSS revenue	132,244	—	—	—	132,244	—	—	—	132,244
ETSP revenue	—	118,884	—	—	118,884	—	—	—	118,884
Intersegment revenue	4,798	74	—	—	4,872	—	—	(4,872)	—
Reinsurance premiums earned	—	—	—	—	—	40,625	—	—	40,625
Solar construction revenue	—	—	—	—	—	—	—	—	—
Other, net	(57)	1,902	19,765	564	22,174	11,122	(14,913)	16	18,399
Gain on partial redemption of ALLO investment	—	—	—	—	—	—	—	—	—
Derivative settlements, net	—	—	89	77	166	—	—	—	166
Derivative market value adjustments, net	—	—	1,972	1,714	3,686	—	—	—	3,686
Total other income (expense), net	136,985	120,860	21,826	2,355	282,026	51,747	(14,913)	(4,856)	314,004
Cost of services and expenses:
Total cost of services	2,087	39,183	—	—	41,270	—	—	—	41,270
Salaries and benefits	74,924	45,596	1,883	3,589	125,992	1,568	25,110	(6)	152,664
Depreciation and amortization	5,071	2,442	—	306	7,819	—	2,323	—	10,142
Reinsurance losses and underwriting expenses	—	—	—	—	—	32,809	—	—	32,809
Postage expense	8,237				8,237			(8,237)	—
Servicing fees			7,752	1,635	9,387			(9,387)	—
Other expenses (a)	15,193	12,714	1,000	1,842	30,749	1,662	18,954	12,833	64,199
Intersegment expenses, net	17,233	6,293	1,396	695	25,617	486	(26,028)	(75)	—
Total operating expenses	120,658	67,045	12,031	8,067	207,801	36,525	20,359	(4,872)	259,814
Income (loss) before income taxes	14,822	19,364	29,194	13,828	77,208	21,861	(33,671)	16	65,413
Income tax (expense) benefit	(3,557)	(4,648)	(7,005)	(3,310)	(18,520)	(5,247)	3,825	—	(19,942)
Net income (loss)	11,265	14,716	22,189	10,518	58,688	16,614	(29,846)	16	45,471
Net (income) loss attributable to noncontrolling interests	—	—	(9)	—	(9)	3	21,213	(16)	21,191
Net income (loss) attributable to Nelnet, Inc.	$11,265	14,716	22,180	10,518	58,679	16,617	(8,633)	—	66,662

Total assets as of June 30, 2026	$704,764	519,834	8,877,882	2,997,294	13,099,774	1,093,814	681,431	(599,955)	14,275,064
(a)    Other expenses for each reportable segment consist primarily of the following:
LSS - occupancy, professional fees, software, and computer services and subscriptions.
ETSP - advertising, professional fees, computer services and subscriptions, travel, and customer bad debt expense.
AGM - trustee fees, professional fees, and travel.
Nelnet Bank - marketing, consulting and professional fees, collection costs, software, FDIC insurance, travel, and management fee expense.

	Three months ended June 30, 2025
	Reportable Segments					Reconciling Items
	Loan Servicing and Systems (LSS)	Education Technology Services and Payments (ETSP)	Asset Generation and Management	Nelnet Bank	Total Reportable Segments	NFS Other Operating Segments	Corporate and Other Activities	Eliminations/ Reclassifications	Total
Interest income:
Loan interest	$—	—	157,300	14,804	172,104	—	—	—	172,104
Investment interest	624	5,417	12,641	13,934	32,616	8,870	2,661	(3,963)	40,185
Total interest income	624	5,417	169,941	28,738	204,720	8,870	2,661	(3,963)	212,289
Interest expense	—	—	120,066	14,672	134,738	1,428	651	(3,963)	132,854
Net interest income	624	5,417	49,875	14,066	69,982	7,442	2,010	—	79,435
Less provision (negative provision) for loan losses	—	—	11,133	6,797	17,930	—	—	—	17,930
Less provision for beneficial interests	—	—	4,977	—	4,977	—	—	—	4,977
Net interest income after provision	624	5,417	33,765	7,269	47,075	7,442	2,010	—	56,528
Other income (expense):
LSS revenue	120,724	—	—	—	120,724	—	—	—	120,724
ETSP revenue	—	118,184	—	—	118,184	—	—	—	118,184
Intersegment revenue	5,603	65	—	—	5,668	—	—	(5,668)	—
Reinsurance premiums earned	—	—	—	—	—	26,112	—	—	26,112
Solar construction revenue	—	—	—	—	—	—	1,259	—	1,259
Other, net	113	—	7,507	392	8,012	5,265	9,603	96	22,976
Gain on partial redemption of ALLO investment	—	—	—	—	—	—	175,044	—	175,044
Derivative settlements, net	—	—	581	163	744	—	—	—	744
Derivative market value adjustments, net	—	—	(2,165)	(1,701)	(3,866)	—	—	—	(3,866)
Total other income (expense), net	126,440	118,249	5,923	(1,146)	249,466	31,377	185,906	(5,572)	461,177
Cost of services and expenses:
Total cost of services	1,845	39,844	—	—	41,689	—	14,050	—	55,739
Salaries and benefits	65,549	41,598	1,469	2,791	111,407	539	22,784	(30)	134,699
Depreciation and amortization	1,821	2,505	—	352	4,678	—	2,946	—	7,624
Reinsurance losses and underwriting expenses	—	—	—	—	—	25,662	—	—	25,662
Postage expense	9,551				9,551			(9,551)	—
Servicing fees			7,102	824	7,926			(7,926)	—
Other expenses (a)	11,099	9,904	2,464	1,969	25,436	2,206	17,006	11,969	56,617
Intersegment expenses, net	17,240	6,273	1,260	652	25,425	321	(25,616)	(130)	—
Total operating expenses	105,260	60,280	12,295	6,588	184,423	28,728	17,120	(5,668)	224,602
Income (loss) before income taxes	19,959	23,542	27,393	(465)	70,429	10,091	156,746	96	237,364
Income tax (expense) benefit	(4,790)	(5,650)	(6,569)	101	(16,908)	(2,395)	(40,207)	—	(59,510)
Net income (loss)	15,169	17,892	20,824	(364)	53,521	7,696	116,539	96	177,854
Net (income) loss attributable to noncontrolling interests	—	—	(23)	—	(23)	(114)	3,838	(96)	3,605
Net income (loss) attributable to Nelnet, Inc.	$15,169	17,892	20,801	(364)	53,498	7,582	120,377	—	181,459

Total assets as of June 30, 2025	$168,435	533,317	10,036,454	1,767,193	12,505,399	1,077,523	541,471	(413,305)	13,711,088
(a)    Other expenses for each reportable segment consist primarily of the following:
LSS - communications, professional fees, collection costs, software, and computer services and subscriptions.
ETSP - advertising, professional fees, analysis fees, computer services and subscriptions, and travel.
AGM - trustee fees and professional fees.
Nelnet Bank - marketing, consulting and professional fees, collection costs, software, FDIC insurance, and management fee expense.

	Six months ended June 30, 2026
	Reportable Segments					Reconciling Items
	Loan Servicing and Systems (LSS)	Education Technology Services and Payments (ETSP)	Asset Generation and Management	Nelnet Bank	Total Reportable Segments	NFS Other Operating Segments	Corporate and Other Activities	Eliminations/ Reclassifications	Total
Interest income:
Loan interest	$—	—	292,616	43,006	335,622	—	—	—	335,622
Investment interest	2,008	10,851	20,987	35,178	69,024	16,326	5,300	(10,133)	80,517
Total interest income	2,008	10,851	313,603	78,184	404,646	16,326	5,300	(10,133)	416,139
Interest expense	834	—	182,981	41,064	224,879	2,544	1,195	(10,133)	218,485
Net interest income	1,174	10,851	130,622	37,120	179,767	13,782	4,105	—	197,654
Less provision (negative provision) for loan losses	—	—	89,792	4,529	94,321	—	—	—	94,321
Less provision for beneficial interests	—	—	6,571	—	6,571	—	—	—	6,571
Net interest income after provision	1,174	10,851	34,259	32,591	78,875	13,782	4,105	—	96,762
Other income (expense):
LSS revenue	260,086	—	—	—	260,086	—	—	—	260,086
ETSP revenue	—	273,319	—	—	273,319	—	—	—	273,319
Intersegment revenue	9,804	145	—	—	9,949	—	—	(9,949)	—
Reinsurance premiums earned	—	—	—	—	—	63,161	—	—	63,161
Solar construction revenue	—	—	—	—	—	—	—	—	—
Other, net	(267)	1,902	46,012	2,122	49,769	7,536	(28,493)	24	28,836
Gain on partial redemption of ALLO investment	—	—	—	—	—	—	—	—	—
Derivative settlements, net	—	—	193	116	309	—	437	—	746
Derivative market value adjustments, net	—	—	3,466	2,714	6,180	—	(907)	—	5,273
Total other income (expense), net	269,623	275,366	49,671	4,952	599,612	70,697	(28,963)	(9,925)	631,421
Cost of services and expenses:
Total cost of services	4,174	89,136	—	—	93,310	—	—	—	93,310
Salaries and benefits	142,545	88,292	3,511	6,504	240,852	3,081	48,125	(23)	292,035
Depreciation and amortization	9,073	4,811	—	658	14,542	—	4,770	—	19,312
Reinsurance losses and underwriting expenses	—	—	—	—	—	56,414	—	—	56,414
Postage expense	17,043				17,043			(17,043)	—
Servicing fees			15,904	2,862	18,766			(18,766)	—
Other expenses (a)	29,386	24,474	2,051	3,120	59,031	2,923	38,056	26,028	126,038
Intersegment expenses, net	33,952	12,326	2,748	1,352	50,378	943	(51,176)	(145)	—
Total operating expenses	231,999	129,903	24,214	14,496	400,612	63,361	39,775	(9,949)	493,799
Income (loss) before income taxes	34,624	67,178	59,716	23,047	184,565	21,118	(64,633)	24	141,074
Income tax (expense) benefit	(8,309)	(16,123)	(14,325)	(5,416)	(44,173)	(5,086)	9,256	—	(40,003)
Net income (loss)	26,315	51,055	45,391	17,631	140,392	16,032	(55,377)	24	101,071
Net (income) loss attributable to noncontrolling interests	—	—	(27)	—	(27)	72	36,696	(24)	36,717
Net income (loss) attributable to Nelnet, Inc.	$26,315	51,055	45,364	17,631	140,365	16,104	(18,681)	—	137,788

Total assets as of June 30, 2026	$704,764	519,834	8,877,882	2,997,294	13,099,774	1,093,814	681,431	(599,955)	14,275,064
(a)    Other expenses for each reportable segment consist primarily of the following:
LSS - occupancy, professional fees, software, and computer services and subscriptions.
ETSP - advertising, professional fees, computer services and subscriptions, travel, and customer bad debt expense.
AGM - trustee fees, professional fees, and travel.
Nelnet Bank - marketing, consulting and professional fees, collection costs, software, FDIC insurance, and management fee expense.

	Six months ended June 30, 2025
	Reportable Segments					Reconciling Items
	Loan Servicing and Systems (LSS)	Education Technology Services and Payments (ETSP)	Asset Generation and Management	Nelnet Bank	Total Reportable Segments	NFS Other Operating Segments	Corporate and Other Activities	Eliminations/ Reclassifications	Total
Interest income:
Loan interest	$—	—	311,768	26,775	338,543	—	—	—	338,543
Investment interest	1,345	12,356	25,411	26,430	65,542	17,690	4,973	(6,632)	81,574
Total interest income	1,345	12,356	337,179	53,205	404,085	17,690	4,973	(6,632)	420,117
Interest expense	—	—	234,369	26,749	261,118	2,198	1,284	(6,632)	257,968
Net interest income	1,345	12,356	102,810	26,456	142,967	15,492	3,689	—	162,149
Less provision (negative provision) for loan losses	—	—	24,144	9,123	33,267	—	—	—	33,267
Less provision for beneficial interests	—	—	6,487	—	6,487	—	—	—	6,487
Net interest income after provision	1,345	12,356	72,179	17,333	103,213	15,492	3,689	—	122,395
Other income (expense):
LSS revenue	241,465	—	—	—	241,465	—	—	—	241,465
ETSP revenue	—	265,515	—	—	265,515	—	—	—	265,515
Intersegment revenue	11,287	129	—	—	11,416	—	—	(11,416)	—
Reinsurance premiums earned	—	—	—	—	—	50,799	—	—	50,799
Solar construction revenue	—	—	—	—	—	—	5,254	—	5,254
Other, net	225	—	12,411	534	13,170	6,376	27,840	193	47,579
Gain on partial redemption of ALLO investment	—	—	—	—	—	—	175,044	—	175,044
Derivative settlements, net	—	—	1,162	327	1,489	—	—	—	1,489
Derivative market value adjustments, net	—	—	(5,961)	(4,229)	(10,190)	—	—	—	(10,190)
Total other income (expense), net	252,977	265,644	7,612	(3,368)	522,865	57,175	208,138	(11,223)	776,955
Cost of services and expenses:
Total cost of services	3,478	87,891	—	—	91,369	—	21,878	—	113,247
Salaries and benefits	135,123	83,339	2,690	5,607	226,759	1,017	45,279	(134)	272,922
Depreciation and amortization	4,474	4,936	—	691	10,101	—	6,778	—	16,879
Reinsurance losses and underwriting expenses	—	—	—	—	—	47,874	—	—	47,874
Postage expense	17,127				17,127			(17,127)	—
Servicing fees			14,013	1,491	15,504			(15,504)	—
Other expenses (a)	21,931	18,952	3,352	3,327	47,562	3,059	32,592	21,711	104,924
Intersegment expenses, net	33,718	11,877	2,510	1,362	49,467	565	(49,670)	(362)	—
Total operating expenses	212,373	119,104	22,565	12,478	366,520	52,515	34,979	(11,416)	442,599
Income (loss) before income taxes	38,471	71,005	57,226	1,487	168,189	20,152	154,970	193	343,504
Income tax (expense) benefit	(9,233)	(17,052)	(13,725)	(333)	(40,343)	(4,779)	(39,398)	—	(84,521)
Net income (loss)	29,238	53,953	43,501	1,154	127,846	15,373	115,572	193	258,983
Net (income) loss attributable to noncontrolling interests	—	45	(40)	—	5	(238)	5,461	(193)	5,035
Net income (loss) attributable to Nelnet, Inc.	$29,238	53,998	43,461	1,154	127,851	15,135	121,033	—	264,018

Total assets as of June 30, 2025	$168,435	533,317	10,036,454	1,767,193	12,505,399	1,077,523	541,471	(413,305)	13,711,088
(a)    Other expenses for each reportable segment consist primarily of the following:
LSS - communications, professional fees, collection costs, software, and computer services and subscriptions.
ETSP - advertising, professional fees, analysis fees, computer services and subscriptions, and travel.
AGM - trustee fees and professional fees.
Nelnet Bank - marketing, consulting and professional fees, collection costs, software, FDIC insurance, and management fee expense.

12. Disaggregated Revenue
The following tables present disaggregated revenue for the Company's fee-based operating segments:
Loan Servicing and Systems

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Department of Education loan servicing	$74,639	85,737	150,759	173,100
Canada student loans (a)	17,685	—	29,016	—
Private education and consumer loan servicing	26,114	22,733	51,775	45,426
FFELP loan servicing	1,968	2,241	4,222	4,873
Software services	11,384	9,452	23,147	16,444
Outsourced services	454	561	1,167	1,622
Loan servicing and systems revenue	$132,244	120,724	260,086	241,465
(a)    On February 2, 2026, the Company acquired a Canadian student loan servicing business, NDS Canada. The operating results of NDS Canada are included in the Company's consolidated operating results beginning on the acquisition date of February 2, 2026. See note 6 for additional information.
Education Technology Services and Payments

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Tuition payment plan services	$37,005	36,013	78,859	76,085
Payment processing	39,409	37,515	95,297	89,051
Education technology services	42,312	44,481	98,426	100,177
Other	158	175	737	202
Education technology services and payments revenue	$118,884	118,184	273,319	265,515
Other Income (Expense)
The following table presents the components of "other, net" in "other income (expense)" on the consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Investment activity, net	$19,643	14,837	35,794	28,412
Borrower late fee income	7,791	1,642	16,249	3,231
Administration/sponsor fee income	1,606	1,293	3,155	2,598
Investment advisory services (WRCM)	1,380	1,504	2,715	2,977
Loss from solar investments, net	(22,497)	(1,502)	(45,028)	(1,046)
Other	10,476	5,202	15,951	11,407
Other, net	$18,399	22,976	28,836	47,579

13.  Reinsurance
The following table presents reinsurance premiums written and earned and loss reserves, commissions, and broker fees:

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Premiums written:
Assumed	$59,131	55,798	103,902	110,404
Ceded	(17,159)	(16,916)	(32,009)	(36,965)
Net premiums written	$41,972	38,882	71,893	73,439
Premiums earned:
Assumed	$55,467	44,079	95,792	91,803
Ceded	(14,842)	(17,967)	(32,631)	(41,004)
Net premiums earned	$40,625	26,112	63,161	50,799
Loss reserve, commissions, and broker fees:
Assumed	$46,312	45,100	86,287	87,741
Ceded	(13,503)	(19,438)	(29,873)	(39,867)
Reinsurance losses and underwriting expenses	$32,809	25,662	56,414	47,874
The Company’s loss reserve balance, net of amounts ceded to reinsurers, was $92.1 million and $72.3 million as of June 30, 2026 and December 31, 2025, respectively, which is included in "other liabilities" on the consolidated balance sheets.
14.  Major Customer
The Company earns loan servicing revenue from a servicing contract with the U.S. Department of Education (the "Department") that became effective in April 2023 and has a five-year base period, with 2 two-year and 1 one-year possible extensions. Revenue earned by the Company related to this contract was $74.6 million and $85.7 million for the three months ended June 30, 2026 and 2025, respectively, and $150.8 million and $173.1 million for the six months ended June 30, 2026 and 2025, respectively.
15.  Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	As of June 30, 2026			As of December 31, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
Asset-backed debt securities - available-for-sale	$100	1,578,240	1,578,340	100	1,304,888	1,304,988
Equity securities	24,659	—	24,659	22,107	—	22,107
Equity securities measured at net asset value (a)			98,393			87,541
Total investments	24,759	1,578,240	1,701,392	22,207	1,304,888	1,414,636
Derivative instruments	—	2,776	2,776	—	614	614
Total assets	$24,759	1,581,016	1,704,168	22,207	1,305,502	1,415,250
Liabilities:
Derivative instruments	$—	295	295	—	1,727	1,727
Total liabilities	$—	295	295	—	1,727	1,727
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

	As of June 30, 2026
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$9,718,535	9,259,416	—	—	9,718,535
Accrued loan interest receivable	542,799	542,799	—	542,799	—
Cash and cash equivalents	172,430	172,430	172,430	—	—
Investments at fair value	1,701,392	1,701,392	24,759	1,578,240	—
Investments - held-to-maturity asset-backed securities	214,973	210,908	—	214,973	—
Notes receivable	41,772	41,772	—	41,772	—
Beneficial interest in loan securitizations	202,812	188,852	—	—	202,812
Restricted cash	285,845	285,845	285,845	—	—
Restricted cash – due to customers	508,039	508,039	508,039	—	—
Derivative instruments	2,776	2,776	—	2,776	—
Financial liabilities:
Bonds and notes payable	7,065,938	7,043,156	—	7,065,938	—
Accrued interest payable	16,265	16,265	—	16,265	—
Bank deposits	2,206,275	2,219,249	1,187,152	1,019,123	—
Due to customers	839,910	839,910	839,910	—	—
Derivative instruments	295	295	—	295	—

	As of December 31, 2025
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$9,978,262	9,477,759	—	—	9,978,262
Accrued loan interest receivable	528,936	528,936	—	528,936	—
Cash and cash equivalents	295,983	295,983	295,983	—	—
Investments at fair value	1,414,636	1,414,636	22,207	1,304,888	—
Investments - held-to-maturity asset-backed securities	215,722	211,299	—	215,722	—
Notes receivable	32,085	32,085	—	32,085	—
Beneficial interest in loan securitizations	211,398	194,830	—	—	211,398
Restricted cash	357,639	357,639	357,639	—	—
Restricted cash – due to customers	319,924	319,924	319,924	—	—
Derivative instruments	614	614	—	614	—
Financial liabilities:
Bonds and notes payable	7,784,936	7,780,927	—	7,784,936	—
Accrued interest payable	20,426	20,426	—	20,426	—
Bank deposits	1,658,675	1,669,173	1,040,077	618,598	—
Due to customers	457,844	457,844	457,844	—	—
Derivative instruments	1,727	1,727	—	1,727	—
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and six months ended June 30, 2026 and 2025. All dollars are in thousands, except per share amounts, unless otherwise noted.)
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
The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” section of the 2025 Annual Report and include such risks and uncertainties as:
•risks related to the ability to successfully maintain and increase allocated volumes of student loans serviced by the Company under existing and future servicing contracts with the Department, risks related to unfavorable contract modifications or interpretations, risks related to consistently meeting service requirements to avoid the assessment of performance penalties, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of Federal Direct Loan Program, Canadian, FFEL Program, private education, and consumer loans;
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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
GAAP net income attributable to Nelnet, Inc.	$66,662	181,459	137,788	264,018
Realized and unrealized derivative market value adjustments (a)	(3,686)	3,866	(5,273)	10,190
Tax effect (b)	885	(928)	1,266	(2,446)
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$63,861	184,397	133,781	271,762
Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$1.85	4.97	3.82	7.24
Realized and unrealized derivative market value adjustments (a)	(0.10)	0.11	(0.15)	0.28
Tax effect (b)	0.02	(0.03)	0.04	(0.07)
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$1.77	5.05	3.71	7.45
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
(b)The tax effects are calculated by multiplying the realized and unrealized derivative market value adjustments by the applicable statutory income tax rate.

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
In addition to AGM and Nelnet Bank being part of the NFS division, NFS's other operating segments that are not reportable include the operating results of:
•Nelnet Insurance Services, which primarily includes multiple reinsurance treaties on property and casualty policies
•Whitetail Rock Capital Management, LLC (WRCM), the Company's U.S. Securities and Exchange Commission (SEC)-registered investment advisor subsidiary
•The Company’s ownership and activities in real estate
•The Company’s ownership and management of its bond portfolio (primarily student loan and other asset-backed securities) and certain marketable equity securities
Other business activities and operating segments that are not reportable and not part of the NFS division are combined and included in Corporate and Other Activities ("Corporate"). Corporate includes the following items:
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

The information below presents the operating results (net income (loss) before taxes) for each of the Company's reportable and certain other operating segments reconciled to the consolidated financial statements for the three and six months ended June 30, 2026 and 2025. See "Results of Operations" for additional detail regarding each reportable operating segment, the NFS operating segments, and Corporate and Other Activities under this Item 2.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
NDS	$14,822	19,959	34,624	38,471
NBS	19,364	23,542	67,178	71,005
Nelnet Financial Services division:
AGM	29,194	27,393	59,716	57,226
Nelnet Bank	13,828	(465)	23,047	1,487
NFS other operating segments	21,861	10,091	21,118	20,152
Corporate:
Unallocated shared services and corporate costs	(13,596)	(11,923)	(24,703)	(21,911)
Solar tax equity	(21,642)	(1,892)	(43,966)	(686)
Nelnet Renewable Energy - solar construction	(390)	(17,601)	(2,571)	(24,175)
Other corporate operating segments	1,973	188,258	6,631	201,935
Net income before taxes	65,413	237,364	141,074	343,504
Income tax expense	(19,942)	(59,510)	(40,003)	(84,521)
Net loss attributable to noncontrolling interests	21,191	3,605	36,717	5,035
Net income	$66,662	181,459	137,788	264,018
Impact of Transactions on 2026 Operating Results
Operating results for the three and six months ended June 30, 2026 compared to the same periods in 2025 were influenced by several transactions that significantly affected certain components of income. The impacts of these items are summarized below to provide additional context for the Company’s financial performance during the period.
Nelnet Bank
In its initial years, Nelnet Bank incurred operating losses as it invested in the personnel and infrastructure needed to support future growth. As the bank has matured, operating expenses have stabilized while loan and deposit balances have continued to expand. This operating leverage has contributed to increased net interest income and net income for the three and six months ended June 30, 2026, compared with the corresponding periods in 2025.
During 2026, the Company’s AGM operating segment contributed certain student loan trusts to Nelnet Bank, including $716.3 million of federally insured loans. Following these contributions, Nelnet Bank repaid the related securitization debt and funded the loans with deposits. These transactions were a significant contributor to the increase in Nelnet Bank's loan balance during 2026.
NFS Other Operating Segments
During the three and six months ended June 30, 2026, the Company recognized an unrealized gain of $8.6 million and an unrealized loss of $1.1 million, respectively, from changes in the fair value of certain marketable equity securities. These fair value adjustments were a significant driver of the increase in income before income taxes for the NFS other operating segments in the second quarter of 2026 compared with the prior-year period; however, they had only a limited impact on the year-to-date comparison. Operating results may continue to fluctuate and be impacted in future periods by fair value adjustments of marketable equity securities.
Solar Tax Equity
During the three and six months ended June 30, 2026, the Company recognized $22.5 million and $45.0 million of losses related to its solar tax equity partnerships, respectively. These losses reflect the accounting treatment required under the HLBV method and were influenced by contributions made to these partnerships in recent periods. The HLBV method commonly results in the recognition of accelerated losses in the early years of a partnership. The Company consolidates its solar tax equity partnerships because it holds management and control rights, with third‑party investor interests reflected as noncontrolling interests. Losses attributable to noncontrolling interest partners totaled $19.5 million and $32.9 million for the three and six months ended June 30, 2026, and are included in “net loss attributable to noncontrolling interests” in the table above. See note 5 of the notes to consolidated financial statements in this report for additional information.
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
ALLO Investment
During the three months ended June 30, 2025, the Company recognized a $175.0 million gain on a partial redemption of the Company's voting membership interests in ALLO. In addition, ALLO redeemed all of the Company's preferred membership interests in ALLO that were outstanding at that time. Included in the Company's operating results for the three and six months ended June 30, 2025 was $6.0 million and $14.4 million of ALLO preferred return, respectively. The operating results from the Company's investment in ALLO is included in "other corporate operating segments" in the table above.
CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's consolidated operating results for the three and six months ended June 30, 2026 compared with the same periods in 2025 is provided below.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025	Additional information
Loan interest	$164,598	172,104	335,622	338,543	Decrease was due to a decrease in the average consolidated balance of FFELP loans and gross yield earned on loans, partially offset by an increase in loan discount accretion and the average balance of consumer and other loans held within the AGM and Nelnet Bank operating segments.
Investment interest	40,315	40,185	80,517	81,574	Includes income from operating cash, investments, and restricted cash in asset-backed securitizations. Decrease was due to a decrease in interest rates and interest earned on restricted cash in asset-backed securitizations due to lower balances. These decreases were partially offset by an increase in the average balance of other investments.
Total interest income	204,913	212,289	416,139	420,117
Interest expense	108,902	132,854	218,485	257,968	Decrease was due to a decrease in the average balance of debt outstanding and decrease in cost of funds. These decreases were partially offset by an increase in interest expense on larger deposit balances at Nelnet Bank.
Net interest income	96,011	79,435	197,654	162,149
Less provision for loan losses	41,077	17,930	94,321	33,267
Represents the current period provision to reflect the lifetime expected credit losses related to the Company's loan portfolio. The increase was driven by the establishment of an initial allowance for loans originated and acquired during the periods, including the significant increase in the volume of Pay Later receivables acquired since the third quarter of 2025. See note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.

Less provision for beneficial interests	2,441	4,977	6,571	6,487
Represents the current period provision expense related to the Company’s beneficial interest in certain loan securitizations. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.

Net interest income after provision	52,493	56,528	96,762	122,395
Other income (expense):
LSS revenue	132,244	120,724	260,086	241,465	See LSS operating segment - results of operations.
ETSP revenue	118,884	118,184	273,319	265,515	See ETSP operating segment - results of operations.
Reinsurance premiums earned	40,625	26,112	63,161	50,799	Represents premiums earned, net of ceded portion, from reinsurance treaties on primarily property and casualty policies. Increase was primarily due to timing of premium recognition under certain reinsurance treaties.
Solar construction revenue	—	1,259	—	5,254	Represents revenue earned from NRE providing solar construction services. The Company sold NRE in November 2025.

Other, net	18,399	22,976	28,836	47,579	See table below for the components of "other, net."
Gain on partial redemption of ALLO investment	—	175,044	—	175,044	Represents a gain recognized from the partial redemption of the Company's ALLO investment.
Derivative settlements, net	166	744	746	1,489	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility.
Derivative market value adjustments, net	3,686	(3,866)	5,273	(10,190)	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP.
Total other income (expense), net	314,004	461,177	631,421	776,955
Cost of services and expenses:
Loan servicing contract fulfillment and acquisition costs	2,087	1,845	4,174	3,478	Represents primarily the amortization of previously capitalized contract fulfillment costs.
Cost to provide education technology services and payments	39,183	39,844	89,136	87,891	Represents direct costs to provide payment processing and instructional services in ETSP. See ETSP operating segment - results of operations.
Cost to provide solar construction services	—	14,050	—	21,878	Represents direct costs related to NRE providing solar construction services. The Company sold NRE in November 2025.
Total cost of services	41,270	55,739	93,310	113,247
Salaries and benefits	152,664	134,699	292,035	272,922
Increase was primarily due to the acquisition of NDS Canada during the first quarter of 2026 and higher headcount at the ETSP operating segment to support the growth of its customer base and the investment in the development of new technologies.

Depreciation and amortization	10,142	7,624	19,312	16,879	Includes depreciation of property and equipment and the amortization of intangibles from prior business acquisitions. Increase was primarily driven by an increase in amortization due to the acquisition of NDS Canada during the first quarter of 2026.
Reinsurance losses and underwriting expenses	32,809	25,662	56,414	47,874	Represents case reserve, estimated loss reserve, and amortization of acquisition costs, which consist primarily of commissions and brokerage expenses, net of ceded portion, from reinsurance treaties on primarily property and casualty policies.
Other expenses	64,199	56,617	126,038	104,924	Includes expenses such as postage and distribution, consulting and professional fees, servicing fees, marketing, travel, communications, certain information technology-related costs, and impairment charges. Increase was primarily due to higher legal and transition service costs related to closing the NDS Canada acquisition and subsequent integration activities, as well as increased expenses related to certain information technology activities to support development of new technologies.
Total operating expenses	259,814	224,602	493,799	442,599
Income before income taxes	65,413	237,364	141,074	343,504
Income tax expense	(19,942)	(59,510)	(40,003)	(84,521)
The effective tax rate was 23.03% and 24.70% for the three months ended June 30, 2026 and 2025, respectively and 22.50% and 24.25% for the six months ended June 30, 2026 and 2025, respectively. The decrease in the effective tax rate in 2026 as compared with 2025 was impacted by the state effective tax rate. The Company expects its effective tax rate will range between 22.5% and 24.5% for the remainder of 2026.

Net income	45,471	177,854	101,071	258,983
Net loss attributable to noncontrolling interests	21,191	3,605	36,717	5,035	Represents the net loss attributable to the holders of noncontrolling membership interests, the majority of which are related to renewable energy solar developments.
Net income attributable to Nelnet, Inc.	$66,662	181,459	137,788	264,018
Additional information:					See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP financial information.
Net income attributable to Nelnet, Inc.	$66,662	181,459	137,788	264,018
Derivative market value adjustments, net	(3,686)	3,866	(5,273)	10,190
Tax effect	885	(928)	1,266	(2,446)
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$63,861	184,397	133,781	271,762

The following table summarizes the components of "other, net" in "other income (expense)" on the consolidated statements of income:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025	Additional information
Investment activity, net (a)	$19,643	14,837	35,794	28,412	See note (b) below for additional information.
Borrower late fee income	7,791	1,642	16,249	3,231	See NFS division - results of operations - AGM operating segment.
Administration/sponsor fee income	1,606	1,293	3,155	2,598	See NFS division - results of operations - AGM operating segment.
Investment advisory services (WRCM)	1,380	1,504	2,715	2,977	See NFS division - results of operations - NFS other operating segments.
Loss from solar investments, net	(22,497)	(1,502)	(45,028)	(1,046)	See Corporate - results of operations and note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Other	10,476	5,202	15,951	11,407
Other, net	$18,399	22,976	28,836	47,579
(a)    The Company anticipates fluctuations in future periodic earnings resulting from investment purchases, sales, and valuation adjustments.
(b)    Investment activity by operating segment and investment type follows:

	Real Estate	Venture Capital and Funds	Equity Securities	Bonds	Total	Real Estate	Venture Capital and Funds	Equity Securities	Bonds	Total
	Three months ended June 30,
	2026					2025
NFS - AGM	$—	8,649	—	(20)	8,629	—	4,213	—	—	4,213
NFS - Nelnet Bank	—	(15)	—	470	455	—	(65)	—	149	84
NFS - Other Operating Segments	(1,034)	—	8,629	1,191	8,786	453	—	654	1,686	2,793
Corporate	—	1,316	457	—	1,773	—	7,747	—	—	7,747
	$(1,034)	9,950	9,086	1,641	19,643	453	11,895	654	1,835	14,837
	Six months ended June 30,
	2026					2025
NFS - AGM	$—	24,011	—	(20)	23,991	—	5,260	—	—	5,260
NFS - Nelnet Bank	—	1,053	—	803	1,856	—	(127)	—	435	308
NFS - Other Operating Segments	1,698	—	(1,050)	2,872	3,520	(1,190)	—	645	2,735	2,190
Corporate	—	7,097	(670)	—	6,427	—	20,654	—	—	20,654
	$1,698	32,161	(1,720)	3,655	35,794	(1,190)	25,787	645	3,170	28,412

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
On February 2, 2026, the Company acquired a Canadian student loan servicing business. NDS Canada delivers technology-enabled student loan servicing for governments and a financial institution, managing 2.7 million borrowers on proprietary platforms. Beginning on the acquisition date, the operating results of NDS Canada are included in the Loan Servicing and Systems reportable operating segment. See note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.
Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest income, net	$582	624	1,174	1,345
Loan servicing and systems revenue (see disaggregated revenue by service offering below)	132,244	120,724	260,086	241,465
Intersegment servicing revenue	4,798	5,603	9,804	11,287
Other income	(57)	113	(267)	225
Total other income	136,985	126,440	269,623	252,977
Contract fulfillment and acquisition costs	2,087	1,845	4,174	3,478
Salaries and benefits	74,924	65,549	142,545	135,123
Depreciation and amortization	5,071	1,821	9,073	4,474
Postage expense	8,237	9,551	17,043	17,127
Other expenses	15,193	11,099	29,386	21,931
Intersegment expenses	17,233	17,240	33,952	33,718
Total operating expenses	120,658	105,260	231,999	212,373
Income before income taxes	14,822	19,959	34,624	38,471
Income tax expense	(3,557)	(4,790)	(8,309)	(9,233)
Net income	$11,265	15,169	26,315	29,238

GAAP before tax operating margin	11.0%	16.0%	13.0%	15.4%
Amortization expense related to acquired intangibles from NDS Canada acquisition	2.1	—	1.8	—
Non-GAAP before tax operating margin, excluding amortization expense (a)	13.1%	16.0%	14.8%	15.4%
(a)    Before tax operating margin, excluding amortization expense, is a non-GAAP measure of before tax operating profitability as a percentage of revenue, and for the LSS segment is calculated as income before income taxes less amortization expense related to the acquired intangibles from the NDS Canada acquisition ($2.8 million and $4.7 million for the three and six months ended June 30, 2026, respectively), divided by the total of loan servicing and systems revenue (net of contract fulfillment and acquisition costs), intersegment servicing revenue, and other income. The Company uses this metric to monitor and assess the segment’s performance, manage operating costs, identify and evaluate business trends affecting the segment, and make strategic decisions, and believes that it provides additional information to facilitate an understanding of the operating performance of the segment and provides a meaningful comparison of the results of operations between periods.
Before‑tax operating margin, excluding amortization expense, decreased in 2026 compared with 2025 due to a decrease in Department loan servicing revenue, primarily driven by a decrease in the number of borrowers and further explained in the disaggregated revenue table below. This was partially offset by lower salaries and benefits (excluding the impact of employees added through the NDS Canada acquisition) reflecting ongoing cost-efficiency initiatives and headcount reductions, as well as lower postage expense (which was also driven by a decrease in Department borrowers).

Loan Servicing Volumes

	As of
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Servicing volume (dollars in millions):
Department of Education	$423,605	431,049	434,479	458,679	465,689	482,786	489,877
Canada student loans	42,942	42,692	—	—	—	—	—
FFELP	10,853	11,195	11,594	11,982	12,386	12,826	13,260
Private and consumer	41,815	40,785	40,088	38,060	38,018	46,728	29,226
Total	$519,215	525,721	486,161	508,721	516,093	542,340	532,363

Number of servicing borrowers:
Department of Education	10,679,141	11,048,314	11,426,789	12,387,665	12,694,386	13,453,127	14,049,550
Canada student loans	2,681,563	2,708,392	—	—	—	—	—
FFELP	429,298	443,028	463,109	482,696	502,205	524,421	549,861
Private and consumer	1,360,744	1,327,471	1,349,414	1,325,037	1,326,451	1,350,999	1,168,293
Total	15,150,746	15,527,205	13,239,312	14,195,398	14,523,042	15,328,547	15,767,704

Number of remote hosted borrowers:	2,681,324	2,824,963	2,886,458	2,839,493	2,056,358	1,427,800	842,200
Loan servicing and systems revenue
The following table presents disaggregated revenue by service offering for each reporting period:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025	Additional information
Department of Education loan servicing	$74,639	85,737	150,759	173,100
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

Canada student loans	17,685	—	29,016	—
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

Private education and consumer loan servicing	26,114	22,733	51,775	45,426
Increase was due to an increase in loan servicing volume from the continued conversion of Discover Financial Services and SoFi Lending Corp. loan portfolios during the first quarter of 2025. Over time, revenue earned on the Discover Financial Services portfolio will decrease as borrowers pay off their loans.

FFELP loan servicing	1,968	2,241	4,222	4,873	Represents revenue from servicing third-party customers' FFELP portfolios. Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios pay off.
Software services	11,384	9,452	23,147	16,444
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

Outsourced services	454	561	1,167	1,622	Represents revenue from providing contact center and back office operational outsourcing services.
Loan servicing and systems revenue	$132,244	120,724	260,086	241,465

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
Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest income	$4,732	5,417	10,851	12,356
Education technology services and payments revenue (see disaggregated revenue by service offering below)	118,884	118,184	273,319	265,515
Intersegment revenue	74	65	145	129
Other income	1,902	—	1,902	—
Total income	120,860	118,249	275,366	265,644
Cost of services (see disaggregated revenue by service offering below)	39,183	39,844	89,136	87,891
Salaries and benefits	45,596	41,598	88,292	83,339
Depreciation and amortization	2,442	2,505	4,811	4,936
Other expenses	12,714	9,904	24,474	18,952
Intersegment expenses, net	6,293	6,273	12,326	11,877
Total operating expenses	67,045	60,280	129,903	119,104
Income before income taxes	19,364	23,542	67,178	71,005
Income tax expense	(4,648)	(5,650)	(16,123)	(17,052)
Net income	14,716	17,892	51,055	53,953
Net loss attributable to noncontrolling interests	—	—	—	45
Net income	$14,716	17,892	51,055	53,998

GAAP before tax operating margin	24.3%	30.0%	36.5%	40.0%
Net interest income	(5.9)	(6.9)	(5.9)	(7.0)
Non-GAAP before tax operating margin, excluding net interest income (a)	18.4%	23.1%	30.6%	33.0%
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
ETSP before tax operating margin decreased in 2026 compared with 2025 due to an increase in operating expenses to support the growth in the customer base and investments in the development of new technologies.

Education technology services and payments revenue
The following table presents disaggregated revenue by service offering for each reporting period:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025	Additional information
Tuition payment plan services	$37,005	36,013	78,859	76,085	Increase was due to a higher number of payment plans in the K-12 and higher education markets for both new and existing customers.
Payment processing	39,409	37,515	95,297	89,051	Increase was due to an increase in payment volumes for both the K-12 and higher education markets due to new customers and an increase in volume from existing customers.
Education technology services	42,312	44,481	98,426	100,177
Decrease during the three months ended June 30, 2026 compared with the same period in 2025 was primarily due to a decrease in professional development. The timing and amount of revenue recognition for professional development depends on both the availability of government funding to schools and each school's decision regarding when and how to use those funds. The decrease during the six months ended June 30, 2026 compared with the same period in 2025 was also driven by a decline in FACTS education services revenue, reflecting the end of economic aid provided to private schools ("EANS program") in response to the COVID-19 pandemic. Revenue recognized under the EANS program totaled $1.7 million for the six months ended June 30, 2025. The decrease was partially offset by growth in student information system revenue.

Other	158	175	737	202
Education technology services and payments revenue	118,884	118,184	273,319	265,515
Cost of services	39,183	39,844	89,136	87,891
Represents direct costs to provide payment processing revenue and such costs decrease/increase in relationship to payment volumes. Costs to provide instructional services are also a component of this expense and decrease/increase in relationship to instructional services revenues.

Net revenue	$79,701	78,340	184,183	177,624

NELNET FINANCIAL SERVICES DIVISION - RESULTS OF OPERATIONS
Asset Generation and Management Operating Segment
Loan Portfolio
As of June 30, 2026, the AGM operating segment had a $7.83 billion loan portfolio, consisting primarily of federally insured loans. For a summary of the Company’s loan portfolio as of June 30, 2026 and December 31, 2025, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans in the AGM operating segment:

	FFELP	Private	Consumer loans and other financing receivables	Total
	Three months ended June 30, 2026
Balance as of March 31, 2026	$7,065,363	130,217	1,213,599	8,409,179
Loan acquisitions (a)	115,737	—	3,067,022	3,182,759
Repayments, claims, capitalized interest, participations, and other, net	(198,656)	(7,112)	(3,066,989)	(3,272,757)
Loans lost to external parties	(18,864)	(287)	—	(19,151)
Loans sold	(49,892)	—	(76)	(49,968)
Loans contributed to Nelnet Bank	(420,291)	—	—	(420,291)
Balance as of June 30, 2026	$6,493,397	122,818	1,213,556	7,829,771
	Three months ended June 30, 2025
Balance as of March 31, 2025	$8,670,284	208,507	381,215	9,260,006
Loan acquisitions	626	—	142,503	143,129
Repayments, claims, capitalized interest, participations, and other, net	(236,813)	(8,920)	(112,248)	(357,981)
Loans lost to external parties	(66,771)	(800)	—	(67,571)
Loans sold	(241)	—	—	(241)
Loans contributed to Nelnet Bank	—	(42,173)	—	(42,173)
Balance as of June 30, 2025	$8,367,085	156,614	411,470	8,935,169
	Six months ended June 30, 2026
Balance as of December 31, 2025	$7,437,243	139,209	1,122,717	8,699,169
Loan acquisitions (a)	415,286	—	6,102,945	6,518,231
Repayments, claims, capitalized interest, participations, and other, net	(423,977)	(15,359)	(6,011,712)	(6,451,048)
Loans lost to external parties	(61,010)	(1,032)	—	(62,042)
Loans sold	(157,861)	—	(394)	(158,255)
Loans contributed to Nelnet Bank	(716,284)	—	—	(716,284)
Balance as of June 30, 2026	$6,493,397	122,818	1,213,556	7,829,771
	Six months ended June 30, 2025
Balance as of December 31, 2024	$8,388,564	221,744	345,560	8,955,868
Loan acquisitions	703,425	—	272,290	975,715
Repayments, claims, capitalized interest, participations, and other, net	(467,370)	(21,455)	(206,232)	(695,057)
Loans lost to external parties	(125,535)	(1,502)	—	(127,037)
Loans sold	(131,999)	—	(148)	(132,147)
Loans contributed to Nelnet Bank	—	(42,173)	—	(42,173)
Balance as of June 30, 2025	$8,367,085	156,614	411,470	8,935,169
(a)    The Company began to acquire Pay Later receivables during the third quarter of 2025. Consumer loan acquisitions excluding Pay Later receivables was $205.5 million and $387.5 million during the three and six months ended June 30, 2026, respectively.

The Company has partial ownership in certain consumer, private education, and federally insured student loan securitizations that are accounted for as held-to-maturity beneficial interest investments and included in "other investments and notes receivable, net" in the Company's consolidated financial statements. As of the latest remittance reports filed by the various trusts prior to or as of June 30, 2026, the Company’s ownership correlates to approximately $1.58 billion of loans included in these securitizations. The loans held in these securitizations are not included in the above table. Investment interest income earned by the Company from the beneficial interest in loan securitizations is included in "investment interest" on the Company's consolidated statements of income and is not a component of the Company's loan interest income.
The Company also has ownership interests in certain entities whose primary business is to acquire, own, and manage loan assets which are accounted for as equity method investments and included in "other investments and notes receivable, net" in the Company's consolidated financial statements. As of June 30, 2026, the Company's ownership in these entities correlates to approximately $1.20 billion of loans included in these entities. The loans held in these entities are not included in the above table. The ownership interests in these entities are recorded at cost and subsequently increased or decreased by the amount of the Company's proportionate share of the net earnings or losses of each entity. During the three months ended June 30, 2026 and 2025 and six months ended June 30, 2026 and 2025, the Company recognized income of $8.6 million and $4.2 million, respectively, and $24.0 million and $5.3 million, respectively, related to these businesses that is included in "other, net" in "other income (expense)" on the consolidated statements of income and is not a component of the Company's loan interest income.
Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance, loan status, delinquency amounts, and other key credit quality indicators for each of AGM’s loan portfolios as of June 30, 2026 and December 31, 2025; and the activity in AGM's allowance for loan losses and net charge-offs as a percentage of average loans for the three and six months ended June 30, 2026 and 2025, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Variable loan yield, gross	6.58%	7.77%	6.68%	7.59%
Consolidation rebate fees	(0.75)	(0.82)	(0.77)	(0.80)
Discount accretion, net of premium and deferred origination costs amortization	1.09	(0.15)	1.16	(0.14)
Variable loan yield, net	6.92	6.80	7.07	6.65
Loan cost of funds - interest expense	(4.67)	(5.60)	(4.75)	(5.50)
Variable loan spread	2.25	1.20	2.32	1.15
Fixed-rate floor income, gross	0.08	0.04	0.08	0.05
Loan spread	2.33%	1.24%	2.40%	1.20%

Average balance of AGM's loans	$8,039,243	9,215,579	8,260,332	9,379,948
Average balance of AGM's debt outstanding	7,375,706	8,439,800	7,585,788	8,445,716
Variable loan spread was higher during the three and six months ended June 30, 2026 compared with the same periods in 2025 due to an increase in consumer loans as a percentage of AGM’s overall loan portfolio. Consumer loans earn a higher yield than FFELP loans. Variable loan spread was also impacted by the increase in discount accretion primarily from Pay Later receivables the Company began to purchase during the third quarter of 2025 at a discount that have a short estimated life. The difference between variable loan spread and loan spread is fixed-rate floor income earned on a portion of AGM's federally insured student loan portfolio. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on AGM's federally insured student loans earning fixed-rate floor income.
The relationship between the indices in which AGM earns interest on its loans and funds such loans has a significant impact on loan spread. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on AGM’s FFELP student loan assets and related funding for those assets.

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025	Additional information
Interest income:
Loan interest	$140,264	157,300	292,616	311,768	See table below for additional analysis.
Investment interest:
Residual interest	6,215	7,741	12,659	16,407	Represents residual interest earned on beneficial interest investments. Decrease is due to a decrease in the investment balance.
Other investment interest	4,112	4,900	8,328	9,004	Represents investment interest earned on restricted cash included in student loan securitizations and other secured borrowings.
Total investment interest	10,327	12,641	20,987	25,411
Total interest income	150,591	169,941	313,603	337,179
Loan interest expense	85,823	117,843	178,375	230,254	See table below for additional analysis.
Intercompany interest expense	1,602	2,223	4,606	4,115	Represents interest paid by AGM to Nelnet, Inc. (parent company) related to (i) internal borrowings to fund equity advances on certain AGM debt facilities; and (ii) AGM-issued bonds held by Nelnet, Inc. Intercompany interest is eliminated for consolidated financial reporting purposes.
Total interest expense	87,425	120,066	182,981	234,369
Net interest income	63,166	49,875	130,622	102,810
Less provision for loan losses	41,326	11,133	89,792	24,144
The increase was driven by the establishment of an initial allowance for loans acquired during the periods, including the significant increase in the volume of Pay Later receivables acquired since the third quarter of 2025. See note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.

Less provision for beneficial interests	2,441	4,977	6,571	6,487	During the periods presented, the Company recorded an allowance for credit losses (and related provision expense) related to the Company's beneficial interest in certain loan securitizations.
Net interest income after provision	19,399	33,765	34,259	72,179
Other income, net	19,765	7,507	46,012	12,411	Represents primarily borrower late fees, income from providing administration activities for third parties, sponsor fee income, and income/losses from AGM's investment in joint ventures. Increase in 2026 compared with 2025 was due to an increase in income from AGM's joint ventures and borrower late fee income. See "Overview - Consolidated Results of Operations" for further detail included in other income.
Derivative settlements, net	89	581	193	1,162	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility.
Derivative market value adjustments, net	1,972	(2,165)	3,466	(5,961)	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP.
Total other income, net	21,826	5,923	49,671	7,612
Salaries and benefits	1,883	1,469	3,511	2,690
Servicing fees	7,752	7,102	15,904	14,013
Represents servicing fees paid to third parties and LSS for the servicing of AGM’s loans. Increase was due to an increase in volume of Pay Later receivables the Company began to purchase during the third quarter of 2025, partially offset by the amortization of the FFELP student loan portfolio, the majority of which is serviced by LSS. Intercompany servicing expense of $3.7 million and $4.8 million during the three months ended June 30, 2026 and 2025, respectively, and $7.9 million and $9.7 million during the six months ended June 30, 2026 and 2025, respectively, was eliminated for consolidated financial reporting purposes.

Other expenses	1,000	2,464	2,051	3,352
Intersegment expenses	1,396	1,260	2,748	2,510	Includes costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	12,031	12,295	24,214	22,565
Income before income taxes	29,194	27,393	59,716	57,226
Income tax expense	(7,005)	(6,569)	(14,325)	(13,725)	Represents income tax expense at an effective tax rate of 24%.
Net income	22,189	20,824	45,391	43,501

Net income attributable to noncontrolling interests	(9)	(23)	(27)	(40)
Net income	$22,180	20,801	45,364	43,461

Additional information:
GAAP net income	$22,180	20,801	45,364	43,461	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP financial information.
Derivative market value adjustments, net	(1,972)	2,165	(3,466)	5,961
Tax effect	473	(520)	832	(1,431)
Non-GAAP net income, excluding derivative market value adjustments	$20,681	22,446	42,730	47,991
Net loan interest income
The following table summarizes the components of "loan interest" and "loan interest expense" from the table above.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025	Additional information
Variable interest income, gross	$131,894	178,606	273,746	353,912	Decrease was due to a decrease in the average balance of loans and gross yield earned on loans.
Consolidation rebate fees	(14,988)	(18,897)	(31,706)	(37,645)	Decrease was due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	21,836	(3,406)	47,490	(6,471)
Increase in discount accretion was due to a forward flow agreement of Pay Later receivables the Company began to purchase during the third quarter of 2025 at a discount that have a short estimated life.

Variable interest income, net	138,742	156,303	289,530	309,796
Interest on bonds and notes payable	(85,823)	(117,843)	(178,375)	(230,254)	Decrease was due to a decrease in the average balance of debt outstanding and cost of funds.
Variable loan interest margin	52,919	38,460	111,155	79,542
Fixed-rate floor income	1,522	997	3,086	1,972	Increase was due to lower interest rates.
Net loan interest income	$54,441	39,457	114,241	81,514
Factors Affecting Operating Results
•AGM began to acquire Pay Later receivables during the third quarter of 2025. These receivables are generally purchased at a discount and have a short expected duration. As of June 30, 2026, the balance of Pay Later receivables was $699.8 million. Growth in Pay Later receivable volumes contributed to increased loan interest income, higher provision for loan losses, and increased borrower late fee income.
•AGM holds interests in certain joint ventures engaged in the acquisition, ownership, and management of loan portfolios. During the three and six months ended June 30, 2026, AGM recognized $8.6 million and $24.0 million of income from these joint ventures, respectively, compared with $4.2 million and $5.3 million in the same periods of 2025, respectively. Such amounts are included in “Other income, net” in the above table titled “Summary and Comparison of Operating Results.”
•During 2026, AGM contributed certain student loan trusts to Nelnet Bank that included $716.3 million of federally insured loans. The contribution of these loans to Nelnet Bank has resulted in a decrease in loan interest income for the three and six months ended June 30, 2026 compared with the same periods in 2025.

Nelnet Bank Operating Segment
Loan Portfolio
As of June 30, 2026, Nelnet Bank had a $1.64 billion loan portfolio. For a summary of Nelnet Bank’s loan portfolio as of June 30, 2026 and December 31, 2025, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans in the Nelnet Bank operating segment:

	FFELP	Private	Consumer and other	Total
	Three months ended June 30, 2026
Balance as of March 31, 2026	$458,571	539,381	263,498	1,261,450
Loan acquisitions and originations	—	6,580	13,845	20,425
Repayments	(25,521)	(24,802)	(12,746)	(63,069)
Loans contributed from AGM	420,291	—	—	420,291
Balance as of June 30, 2026	$853,341	521,159	264,597	1,639,097
	Three months ended June 30, 2025
Balance as of March 31, 2025	$110,187	489,451	161,995	761,633
Loan acquisitions and originations	38	8,354	50,175	58,567
Repayments	(3,670)	(23,315)	(7,747)	(34,732)
Loans contributed from AGM	—	42,173	—	42,173
Balance as of June 30, 2025	$106,555	516,663	204,423	827,641
	Six months ended June 30, 2026
Balance as of December 31, 2025	$172,320	518,634	266,608	957,562
Loan acquisitions and originations	—	51,676	25,511	77,187
Repayments	(35,263)	(49,151)	(27,522)	(111,936)
Loans contributed from AGM	716,284	—	—	716,284
Balance as of June 30, 2026	$853,341	521,159	264,597	1,639,097
	Six months ended June 30, 2025
Balance as of December 31, 2024	$—	482,445	162,152	644,597
Loan acquisitions and originations	111,040	37,396	54,730	203,166
Repayments	(4,485)	(45,351)	(12,459)	(62,295)
Loans contributed from AGM	—	42,173	—	42,173
Balance as of June 30, 2025	$106,555	516,663	204,423	827,641
Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance, loan status, delinquency amounts, and other key credit quality indicators for each of Nelnet Bank's loan portfolios as of June 30, 2026 and December 31, 2025; and the activity in Nelnet Bank's allowance for loan losses and net charge-offs as a percentage of average loans for the three and six months ended June 30, 2026 and 2025, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Investments
As of June 30, 2026, Nelnet Bank had a $1.29 billion investment portfolio, consisting primarily of asset-backed securities. For a summary of Nelnet Bank's asset-backed securities investments as of June 30, 2026 and December 31, 2025, see note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Deposits
As of June 30, 2026, Nelnet Bank had $2.51 billion of deposits, which included $285.8 million of intercompany deposits from Nelnet, Inc. (parent company) and its subsidiaries, and thus have been eliminated for consolidated financial reporting purposes. For a summary of deposits as of June 30, 2026 and December 31, 2025, see note 9 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Average Balance Sheet
The following table reflects average daily balances and the annualized rates earned on interest-earning assets and paid on interest-bearing liabilities:

	Three months ended June 30,				Six months ended June 30,
	2026		2025		2026		2025
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average assets
Federally insured student loans	$708,027	5.39%	$108,235	6.14%	$490,549	5.42%	$67,156	6.21%
Private education loans	530,455	6.30	519,858	6.37	534,894	6.36	504,619	6.24
Consumer and other loans	266,072	9.78	181,821	10.79	266,138	9.82	172,265	10.64
Cash and investments	1,333,171	5.60	923,233	6.05	1,250,762	5.67	858,743	6.21
Total interest-earning assets	2,837,725	6.07%	1,733,147	6.65%	2,542,343	6.20%	1,602,783	6.69%
Non-interest-earning assets	57,563		13,504		46,065		14,071
Total assets	$2,895,288		$1,746,651		$2,588,408		$1,616,854
Average liabilities and equity
Brokered deposits	$596,888	3.79%	$269,112	2.11%	$451,111	3.37%	$259,240	2.03%
Intercompany deposits	205,099	3.60	158,465	3.99	200,483	3.65	115,887	3.81
Retail and other deposits	1,478,354	3.83	1,073,322	4.24	1,419,501	3.82	1,018,443	4.22
Federal funds purchased and other borrowed money	184,044	4.28	13,258	5.45	137,394	4.24	11,839	5.12
Total interest-bearing liabilities	2,464,385	3.84%	1,514,157	3.84%	2,208,489	3.74%	1,405,409	3.79%
Non-interest-bearing liabilities	14,128		10,037		14,824		9,323
Equity	416,775		222,457		365,095		202,122
Total liabilities and equity	$2,895,288		$1,746,651		$2,588,408		$1,616,854
Net interest margin		2.74%		3.29%		2.95%		3.37%

Summary and Comparison of Operating Results

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest income:
Loan interest	$24,334	14,804	43,006	26,775
Investment interest	18,614	13,934	35,178	26,430
Total interest income	42,948	28,738	78,184	53,205
Interest expense	23,657	14,672	41,064	26,749
Net interest income	19,291	14,066	37,120	26,456
(Negative provision) provision for loan losses	(249)	6,797	4,529	9,123
Net interest income after provision for loan losses	19,540	7,269	32,591	17,333
Other income, net	564	392	2,122	534
Derivative settlements, net	77	163	116	327
Derivative market value adjustments, net	1,714	(1,701)	2,714	(4,229)
Total other income, net	2,355	(1,146)	4,952	(3,368)
Salaries and benefits	3,589	2,791	6,504	5,607
Depreciation	306	352	658	691
Servicing fees	1,635	824	2,862	1,491
Other expenses	1,842	1,969	3,120	3,327
Intersegment expenses	695	652	1,352	1,362
Total operating expenses	8,067	6,588	14,496	12,478
Income (loss) before income taxes	13,828	(465)	23,047	1,487
Income tax (expense) benefit	(3,310)	101	(5,416)	(333)
Net income (loss)	$10,518	(364)	17,631	1,154

Additional information:
GAAP net income (loss)	$10,518	(364)	17,631	1,154
Derivative market value adjustments, net	(1,714)	1,701	(2,714)	4,229
Tax effect	411	(408)	651	(1,015)
Non-GAAP net income, excluding derivative market value adjustments	$9,215	929	15,568	4,368
Factors Affecting Operating Results
•Nelnet Bank’s growth was driven by higher loan and investment balances, funded primarily through increased deposit balances. During 2026, the Company’s Asset Generation and Management operating segment contributed certain student loan trusts to Nelnet Bank that included $716.3 million of federally insured loans. Following these contributions, Nelnet Bank repaid the related securitization debt and funded the loans with deposits. These transactions were a significant contributor to the increase in loan balances during 2026.
In its initial years, Nelnet Bank incurred operating losses as it invested in the personnel and infrastructure needed to support future growth. As the bank has matured, operating expenses have stabilized while loan and deposit balances have continued to expand. This operating leverage has contributed to increased net interest income and net income for the three and six months ended June 30, 2026, compared with the corresponding periods in 2025.

NFS Other Operating Segments
The following table summarizes the operating results of other operating segments included in NFS that are not reportable. Income taxes are allocated based on 24% of income (loss) before taxes for each activity.
Summary and Comparison of Operating Results

	Nelnet Insurance Services	WRCM	Real estate	Bond portfolio and marketable equity securities	Total
	Three months ended June 30, 2026
Investment interest	$3,594	4	—	4,211	7,809
Interest expense	(1,169)	—	—	(1)	(1,170)
Net interest income	2,425	4	—	4,210	6,639
Reinsurance premiums earned	40,625	—	—	—	40,625
Other income, net	1,068	1,416	(1,034)	9,672	11,122
Salaries and benefits	(534)	(34)	(1,000)	—	(1,568)
Reinsurance losses and underwriting expenses	(32,809)	—	—	—	(32,809)
Other expenses	(1,451)	(78)	(132)	(1)	(1,662)
Intersegment expenses, net	(197)	(5)	(252)	(32)	(486)
Income (loss) before income taxes	9,127	1,303	(2,418)	13,849	21,861
Income tax (expense) benefit	(2,190)	(313)	580	(3,324)	(5,247)
Net loss (income) attributable to noncontrolling interests	—	—	3	—	3
Net income (loss)	$6,937	990	(1,835)	10,525	16,617
	Three months ended June 30, 2025
Investment interest	$2,464	4	—	6,402	8,870
Interest expense	(1,427)	—	—	(1)	(1,428)
Net interest income	1,037	4	—	6,401	7,442
Reinsurance premiums earned	26,112	—	—	—	26,112
Other income, net	1,073	1,506	453	2,233	5,265
Salaries and benefits	(296)	(30)	(213)	—	(539)
Reinsurance losses and underwriting expenses	(25,662)	—	—	—	(25,662)
Other expenses	(2,113)	(63)	(29)	(1)	(2,206)
Intersegment expenses, net	(182)	(4)	(103)	(32)	(321)
Income (loss) before income taxes	(31)	1,413	108	8,601	10,091
Income tax (expense) benefit	8	(305)	(33)	(2,065)	(2,395)
Net loss (income) attributable to noncontrolling interests	—	(141)	27	—	(114)
Net income (loss)	$(23)	967	102	6,536	7,582

	Nelnet Insurance Services	WRCM	Real estate	Bond portfolio and marketable equity securities	Total
	Six months ended June 30, 2026
Investment interest	$6,454	7	—	9,865	16,326
Interest expense	(2,542)	—	—	(2)	(2,544)
Net interest income	3,912	7	—	9,863	13,782
Reinsurance premiums earned	63,161	—	—	—	63,161
Other income, net	1,502	2,754	1,698	1,582	7,536
Salaries and benefits	(1,133)	(68)	(1,880)	—	(3,081)
Reinsurance losses and underwriting expenses	(56,414)	—	—	—	(56,414)
Other expenses	(2,543)	(171)	(205)	(4)	(2,923)
Intersegment expenses, net	(343)	(11)	(527)	(62)	(943)
Income (loss) before income taxes	8,142	2,511	(914)	11,379	21,118
Income tax (expense) benefit	(1,954)	(603)	202	(2,731)	(5,086)
Net loss (income) attributable to noncontrolling interests	—	—	72	—	72
Net income (loss)	$6,188	1,908	(640)	8,648	16,104
	Six months ended June 30, 2025
Investment interest	$4,457	7	—	13,226	17,690
Interest expense	(2,196)	—	—	(2)	(2,198)
Net interest income	2,261	7	—	13,224	15,492
Reinsurance premiums earned	50,799	—	—	—	50,799
Other income, net	1,647	2,980	(1,190)	2,939	6,376
Salaries and benefits	(546)	(62)	(409)	—	(1,017)
Reinsurance losses and underwriting expenses	(47,874)	—	—	—	(47,874)
Other expenses	(2,790)	(125)	(141)	(3)	(3,059)
Intersegment expenses, net	(291)	(7)	(202)	(65)	(565)
Income (loss) before income taxes	3,206	2,793	(1,942)	16,095	20,152
Income tax (expense) benefit	(770)	(603)	456	(3,862)	(4,779)
Net loss (income) attributable to noncontrolling interests	—	(279)	41	—	(238)
Net income (loss)	$2,436	1,911	(1,445)	12,233	15,135
Factors Affecting Operating Results
•Nelnet Insurance Services: The increase in reinsurance premiums earned in the three and six months ended June 30, 2026 compared with the same periods in 2025 was primarily due to timing of premium recognition under certain reinsurance treaties. Net income was positively impacted in 2026 as compared to 2025 due to an increase in interest income from the float earned on cash premiums and improved underwriting margins.
•Bond portfolio and marketable equity securities: During the three and six months ended June 30, 2026, the Company recognized an unrealized gain of $8.6 million and an unrealized loss of $1.1 million, respectively, resulting from changes in the fair value of certain marketable equity securities. These amounts are included in "other income, net" in the table above. Operating results may continue to fluctuate and be impacted in future periods by fair value adjustments of marketable equity securities.

CORPORATE AND OTHER ACTIVITIES – RESULTS OF OPERATIONS
Other business activities and operating segments that are not reportable and not part of the NFS division are combined and included in Corporate and Other Activities (“Corporate”). The following table summarizes the operating results of these activities.
Income taxes are allocated based on 24% of income (loss) before taxes for each activity. The difference between the Corporate income tax expense and the sum of taxes calculated for each activity is included in income taxes under “Other” in the table below.
Summary and Comparison of Operating Results

	Shared services	Solar tax equity	Nelnet Renewable Energy (NRE)	Venture capital	Other	Total
	Three months ended June 30, 2026
Investment interest	$—	—	—	—	2,165	2,165
Interest expense	—	(2)	—	—	(562)	(564)
Net interest income (expense)	—	(2)	—	—	1,603	1,601
Solar construction revenue	—	—	—	—	—	—
Other income, net	482	(20,106)	(140)	137	4,714	(14,913)
Gain on partial redemption of ALLO investment	—	—	—	—	—	—
Derivative settlements	—	—	—	—	—	—
Derivative market value adjustments	—	—	—	—	—	—
Cost to provide solar construction services	—	—	—	—	—	—
Salaries and benefits	(22,286)	(633)	(104)	(243)	(1,844)	(25,110)
Depreciation and amortization	(1,942)	(13)	(1)	—	(367)	(2,323)
Other expenses	(16,389)	(792)	(133)	(6)	(1,634)	(18,954)
Intersegment expenses, net	26,539	(96)	(12)	(50)	(353)	26,028
(Loss) income before income taxes	(13,596)	(21,642)	(390)	(162)	2,119	(33,671)
Income tax benefit (expense)	3,263	103	94	39	326	3,825
Net loss attributable to noncontrolling interests	—	21,213	—	—	—	21,213
Net (loss) income	$(10,333)	(326)	(296)	(123)	2,445	(8,633)
	Three months ended June 30, 2025
Investment interest	$—	1	—	—	2,660	2,661
Interest expense	—	—	(2)	—	(649)	(651)
Net interest income (expense)	—	1	(2)	—	2,011	2,010
Solar construction revenue	—	—	1,259	—	—	1,259
Other income, net	598	(1,228)	—	1,762	8,471	9,603
Gain on partial redemption of ALLO investment	—	—	—	—	175,044	175,044
Derivative settlements	—	—	—	—	—	—
Derivative market value adjustments	—	—	—	—	—	—
Cost to provide solar construction services	—	—	(14,050)	—	—	(14,050)
Salaries and benefits	(18,600)	(374)	(1,850)	(229)	(1,731)	(22,784)
Depreciation and amortization	(2,666)	—	(241)	—	(39)	(2,946)
Other expenses	(17,671)	(225)	(2,309)	(148)	3,347	(17,006)
Intersegment expenses, net	26,416	(66)	(408)	(45)	(281)	25,616
(Loss) income before income taxes	(11,923)	(1,892)	(17,601)	1,340	186,822	156,746
Income tax benefit (expense)	2,862	(467)	4,224	(321)	(46,505)	(40,207)
Net loss attributable to noncontrolling interests	—	3,838	—	—	—	3,838
Net (loss) income	$(9,061)	1,479	(13,377)	1,019	140,317	120,377

	Shared services	Solar tax equity	Nelnet Renewable Energy (NRE)	Venture capital	Other	Total
	Six months ended June 30, 2026
Investment interest	$—	300	—	—	5,000	5,300
Interest expense	—	(3)	—	—	(1,192)	(1,195)
Net interest income (expense)	—	297	—	—	3,808	4,105
Solar construction revenue	—	—	—	—	—	—
Other income, net	993	(41,903)	263	4,940	7,214	(28,493)
Gain on partial redemption of ALLO investment	—	—	—	—	—	—
Derivative settlements	—	—	—	—	437	437
Derivative market value adjustments	—	—	—	—	(907)	(907)
Cost to provide solar construction services	—	—	—	—	—	—
Salaries and benefits	(42,468)	(1,196)	(284)	(447)	(3,730)	(48,125)
Depreciation and amortization	(4,007)	(23)	(4)	—	(736)	(4,770)
Other expenses	(31,509)	(955)	(2,519)	(54)	(3,019)	(38,056)
Intersegment expenses, net	52,288	(186)	(27)	(110)	(789)	51,176
(Loss) income before income taxes	(24,703)	(43,966)	(2,571)	4,329	2,278	(64,633)
Income tax benefit (expense)	5,929	1,745	617	(1,039)	2,004	9,256
Net loss attributable to noncontrolling interests	—	36,696	—	—	—	36,696
Net (loss) income	$(18,774)	(5,525)	(1,954)	3,290	4,282	(18,681)
	Six months ended June 30, 2025
Investment interest	$—	6	—	—	4,967	4,973
Interest expense	—	—	(3)	—	(1,281)	(1,284)
Net interest income (expense)	—	6	(3)	—	3,686	3,689
Solar construction revenue	—	—	5,254	—	—	5,254
Other income, net	1,217	502	—	6,254	19,867	27,840
Gain on partial redemption of ALLO investment	—	—	—	—	175,044	175,044
Derivative settlements	—	—	—	—	—	—
Derivative market value adjustments	—	—	—	—	—	—
Cost to provide solar construction services	—	—	(21,878)	—	—	(21,878)
Salaries and benefits	(37,320)	(761)	(3,494)	(436)	(3,268)	(45,279)
Depreciation and amortization	(6,185)	—	(517)	(1)	(75)	(6,778)
Other expenses	(30,855)	(302)	(2,730)	(171)	1,466	(32,592)
Intersegment expenses, net	51,232	(131)	(807)	(86)	(538)	49,670
(Loss) income before income taxes	(21,911)	(686)	(24,175)	5,560	196,182	154,970
Income tax benefit (expense)	5,259	(1,146)	5,802	(1,334)	(47,979)	(39,398)
Net loss attributable to noncontrolling interests	—	5,461	—	—	—	5,461
Net (loss) income	$(16,652)	3,629	(18,373)	4,226	148,203	121,033
Factors Affecting Operating Results
•Solar tax equity: The Company holds equity interests in partnerships that invest in solar tax equity projects intended to promote renewable energy generation. Because the Company has management and control over these partnerships, they are consolidated in the Company’s consolidated financial statements, with third-party interests presented as noncontrolling interests. The Company accounts for its solar tax equity interests using the HLBV method, which commonly results in the recognition of accelerated losses in the early years of a partnership. Based on contributions made to these partnerships in recent periods, the Company recognized losses of $22.5 million and $45.0 million related to its solar tax equity partnerships during the three and six months ended June 30, 2026, respectively, compared with $1.5 million and $1.0 million for the same periods in 2025. These amounts are included in “other income, net” in the tables above. Losses attributable to noncontrolling interest partners were $19.5 million and $32.9 million for the three and six months ended June 30, 2026, respectively, compared with $3.2 million and $4.2 million for the same periods in 2025. These amounts are included in “net loss attributable to noncontrolling interests” in the tables above. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
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
•Gain from partial redemption of ALLO investment: The operating results from the Company's investment in ALLO is included under "Other" in the tables above. In June 2025, the Company recognized a $175.0 million gain on a partial redemption of the Company's voting membership interests in ALLO. In addition, ALLO redeemed all of the Company's preferred membership interests in ALLO that were outstanding at that time. Included in the Company's operating results for the three and six months ended June 30, 2025 was $6.0 million and $14.4 million of ALLO preferred return, respectively. The preferred return is included in "other income, net" in the tables above.

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
Sources of Liquidity
As of June 30, 2026, the Company's sources of liquidity included:

Cash and cash equivalents	$172,430
Less: Cash and cash equivalents held at Nelnet Bank (a)	(17,546)
Net cash and cash equivalents	154,884

Available-for-sale (AFS) debt securities (investments) - at fair value	1,578,340
Less: AFS debt securities held at Nelnet Bank - at fair value (a)	(1,054,882)
AFS private education and consumer loan debt securities - held as risk retention - at fair value (b)	(170,705)
Restricted investments - at fair value (c)	(194,770)
Unencumbered AFS debt securities (investments) - at fair value	157,983

Unencumbered federally insured, private, consumer, and other loans (Non-Nelnet Bank) - at par	423,235

Unencumbered repurchased Nelnet issued asset-backed debt securities - at par (not included on consolidated financial statements) (d)	111,514

Unused capacity on unsecured line of credit (e)	435,000

Sources of liquidity as of June 30, 2026	$1,282,616
(a)Cash and investments held at Nelnet Bank are generally not available for Company activities outside of Nelnet Bank.
(b)The Company is sponsor for certain private education and consumer loan securitizations and as sponsor, is required to provide a certain level of risk retention. To satisfy this requirement, the Company has purchased bonds issued in the securitizations. The majority of the purchased bonds reflected in the table above relate to private education loan securitizations. For these securitizations, the Company is required to retain these bonds until the latest of (i) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance, and (ii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time the Company can sell these bonds to a third party. The Company estimates these bonds will be restricted from trading until approximately the first half of 2027.
(c)The Company is required to hold collateral in third-party trusts related to its reinsurance business.
(d)The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties, redeem the notes at par as cash is generated by the trust estate, or pledge the securities as collateral on repurchase agreements. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale.
(e)The Company has a $435.0 million unsecured line of credit that matures on March 31, 2031. As of June 30, 2026, there was no amount outstanding on the unsecured line of credit and $435.0 million was available for future use.
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

Cash Flows
The Company has historically generated positive cash flow from operations. During the six months ended June 30, 2026 and 2025, the Company generated $151.0 million and $172.9 million, respectively, in cash from operating activities. The decrease in 2026 compared with 2025 was due to:
•A decrease in net income;
•Adjustments to net income for certain non-cash items, including loan discount and deferred lender fees accretion, derivative market value adjustments, and depreciation and amortization; and
•The impact of changes to other assets, other liabilities, and accrued interest receivable during the six months ended June 30, 2026 compared with the same period in 2025.
These factors were partially offset by:
•Adjustments to net income for certain non-cash items, including the gain on the partial redemption of the Company's ALLO investment, deferred income tax benefit, provision for loan losses, and loss on investments; and
•The impact of changes to accounts receivable during the six months ended June 30, 2026 compared with the same period in 2025.
The primary items included in the statement of cash flows for investing activities are the purchase, origination, repayment, and sale of loans, the purchase and sale of available-for-sale securities, the purchase and sale of other investments, and business acquisitions. The primary items included in financing activities are the payments on and proceeds from bonds and notes payable and the change in deposits at Nelnet Bank used to fund loans and investment activity, the change in due to customers, issuances of noncontrolling interests, and repurchases of common stock. Cash used in investing activities and used in financing activities for the six months ended June 30, 2026 was $34.9 million and $109.7 million, respectively. Cash provided by investing activities and used in financing activities for the six months ended June 30, 2025 was $709.8 million and $1.01 billion, respectively. Investing and financing activities are further addressed in the discussion that follows.
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
There were no asset-backed securitization transactions completed during the six months ended June 30, 2026.
Warehouse Facilities
Warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements. See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for a discussion of the Company's warehouse facilities outstanding as of June 30, 2026.
Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. The agreement automatically renews annually and is terminable by either party upon five business days' notice. As of June 30, 2026, $574.4 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can sell participation interests in loans to Union Bank to the extent of availability under the grantor trusts, up to $900.0 million or an amount in excess of $900.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
Liquidity Impact Related to Debt Obligations Secured by Loan Assets and Related Collateral
The following table shows AGM's debt obligations outstanding that are secured by loan assets and related collateral:

	As of June 30, 2026
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$5,856,905	10/25/33 - 11/27/90
FFELP and consumer loan warehouse and other facilities	1,221,476	7/30/27 - 2/29/28
	$7,078,381
Warehouse Facilities
Upon termination or expiration of the warehouse and other secured facilities, the Company would expect to access the securitization market, obtain replacement facilities, use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
Bonds and Notes Issued in Asset-backed Securitizations
Cash generated from student loans funded in asset-backed securitizations provides the source of liquidity to satisfy all obligations related to the outstanding bonds and notes issued in such securitizations. In addition, due to (i) the difference between the yield AGM receives on the loans and cost of financing within these transactions, and (ii) the servicing and administration fees AGM earns from these transactions, AGM has created a portfolio that the Company expects to generate earnings and significant cash flow over the life of these transactions. As of June 30, 2026, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, AGM expects future undiscounted cash flows from its portfolio funded in asset-backed securitizations to be approximately $0.82 billion as detailed below. The actual timing of cash flows released from the securitizations could be impacted based on when and if the Company terminates a securitization by exercising clean-up calls on the underlying securities when the assets in such securitization reach a certain threshold.
The forecasted cash flow presented below includes loans funded in asset-backed securitizations as of June 30, 2026, the majority of which are federally insured student loans. As of June 30, 2026, AGM had $6.1 billion of loans included in asset-backed securitizations, which represented 78.3% of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive in relation to loans funded in its warehouse facilities, unencumbered federally insured, private education, consumer, and other loans funded with operating cash, its ownership of beneficial interest in loan securitizations (such beneficial interest investments are classified as "other investments and notes receivable, net" on the Company's consolidated balance sheets), loans acquired subsequent to June 30, 2026, and loans owned by Nelnet Bank.
During 2026, the Company’s AGM operating segment contributed certain asset-backed securitization trusts to Nelnet Bank, including $716.3 million of federally insured loans that included $108.9 million of overcollateralization. Following these contributions, Nelnet Bank repaid the related securitization debt and funded the loans with deposits. These transactions were a significant contributor to the decrease in forecasted future cash flows as disclosed in the prior quarter.

Asset-backed Securitization Cash Flow Forecast
$0.82 billion
(dollars in millions)
The forecasted future undiscounted cash flows of approximately $0.82 billion include approximately $0.62 billion (as of June 30, 2026) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are included in the consolidated balance sheets in the balances of "loans and accrued interest receivable, net" and "restricted cash." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $0.20 billion, or approximately $0.15 billion after income taxes based on the estimated effective tax rate, represents estimated future net interest income (earnings) from the portfolio and is expected to be accretive to the Company's balance of consolidated shareholders' equity from the June 30, 2026 balance.
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
The following table summarizes the estimated impact to the above forecasted cash flows if prepayments were greater than the prepayment rate assumptions used to calculate the forecasted cash flows:

Increase in prepayment rate	Reduction in forecasted cash flow from table above	Forecasted cash flow using increased prepayment rate
2x	$0.05 billion	$0.77 billion
4x	$0.14 billion	$0.68 billion
If the entire AGM student loan portfolio was prepaid, the Company would receive the full amount of overcollateralization included in the asset-backed securitizations of approximately $0.62 billion (as of June 30, 2026); however, the Company would not receive the $0.20 billion ($0.15 billion after tax) of estimated future earnings from the portfolio.
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
Liquidity Impact Related to Beneficial Interest in Loan Securitizations
The Company has partial ownership in consumer, private education, and federally insured student loan third-party securitizations that are classified as "beneficial interest in loan securitizations" and included in "other investments and notes receivable, net" on the Company's consolidated balance sheets. These residual interests were acquired by the Company or have been received by the Company as consideration from selling portfolios of loans to unrelated third parties who securitized such loans. As of the latest remittance reports filed by the various trusts prior to or as of June 30, 2026, the Company's ownership correlates to approximately $1.58 billion of loans included in these securitizations. Investment interest income earned by the Company from the beneficial interest in loan securitizations is included in "investment interest" on the Company's consolidated statements of income and is not a component of the Company's loan interest income.
As of June 30, 2026, the investment balance on the Company's consolidated balance sheet of its beneficial interest in loan securitizations was $188.9 million. For a summary of this investment balance, see note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
The Company's partial ownership percentage in each loan securitization grants the Company the right to receive the corresponding percentage of cash flows generated by the securitization. As of June 30, 2026, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its partial ownership in these securitizations to be approximately $266.0 million. The vast majority of these cash flows are expected to be received over the next 5 years.
The difference between the total estimated future undiscounted cash flows from these residual interests ($266.0 million) and the investment carrying value ($188.9 million) of $77.1 million, or $58.6 million after income taxes based on the estimated effective tax rate, represents estimated future investment interest income (earnings) from these investments and is expected to be accretive to the Company's balance of consolidated shareholders' equity from the June 30, 2026 balance.
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
Nelnet Bank operates under a capital and liquidity maintenance agreement that requires Nelnet, Inc., Nelnet Bank's parent company, to serve as a source of financial strength to Nelnet Bank. Nelnet, Inc. has provided capital contributions to support Nelnet Bank’s growth since inception and expects to continue to provide equity capital as necessary to support balance sheet growth and to meet regulatory capital requirements. Through June 30, 2026, the Company has contributed $431.3 million of initial and ongoing capital to Nelnet Bank. Such capital contributions have included cash, investments, loans, and equity in student loan trusts. During the six months ended June 30, 2026, Nelnet, Inc. contributed seven student loan securitization trusts that included $153.4 million of net assets.
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

Other Sources of Liquidity
Unsecured Line of Credit
On March 31, 2026, the Company entered into a new $435.0 million unsecured line of credit with a maturity date of March 31, 2031. In conjunction with entering into the new line of credit, the Company terminated its $495.0 million line of credit which had a scheduled maturity date of September 22, 2026. There was no outstanding balance on the $495.0 million line of credit on the date of termination. As of June 30, 2026, the new unsecured line of credit had no amount outstanding and $435.0 million was available for future use. Upon the maturity date of the new facility, there can be no assurance that the Company will be able to maintain this line of credit, increase or maintain the amount outstanding under the line, or find alternative funding if necessary.
Union Bank Participation Agreement
The Company has an agreement with Union Bank under which Union Bank has agreed to purchase from the Company participation interests in FFELP loan asset-backed securities (bond investments). The agreement automatically renews annually and is terminable by either party upon five business days' notice. The Company can participate FFELP loan asset-backed securities (investments) to Union Bank to the extent of availability under the grantor trusts, up to $400.0 million or an amount in excess of $400.0 million if mutually agreed to by both parties. As of June 30, 2026, $0.1 million (par value) of FFELP loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement.
Stock Repurchases
The Board of Directors authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2028. As of June 30, 2026, 4,219,239 shares remained authorized for repurchase under the Company's stock repurchase program. Shares may be repurchased from time to time on the open market, in private transactions (including with related parties), or otherwise, depending on various factors, including share prices and other potential uses of liquidity.
Shares repurchased by the Company during the first half of 2026 are shown below. For additional information on stock repurchases during the second quarter of 2026, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share) (a)

Quarter ended March 31, 2026	126,319	$16,280	128.88
Quarter ended June 30, 2026	190,281	24,353	127.99
Total	316,600	$40,633	128.34
(a) The average price of shares repurchased for the quarter ended June 30, 2026 includes excise taxes.
Dividends
On June 15, 2026, the Company paid a second quarter 2026 cash dividend on the Company's Class A and Class B common stock of $0.33 per share. In addition, the Company's Board of Directors has declared a third quarter 2026 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.33 per share. The third quarter cash dividend will be paid on September 15, 2026 to shareholders of record at the close of business on September 1, 2026.
The Company plans to continue making regular quarterly dividend payments, subject to future earnings, capital requirements, financial condition, and other factors.
RECENT ACCOUNTING PRONOUNCEMENTS
In November 2024, the FASB issued accounting guidance to increase disclosure requirements primarily through enhanced disclosures about types of expenses (including employee compensation, depreciation, and amortization) in commonly presented expense captions. This guidance will be effective for the Company for fiscal years beginning after December 15, 2026. The guidance is required to be applied prospectively with the option for retrospective application. Management is currently evaluating the impact this guidance will have on disclosures included in the notes to the consolidated financial statements. The Company does not expect the standard to impact the Company's financial condition or results of operations.
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
The following table sets forth AGM’s loan assets and debt instruments by rate characteristics:

	As of June 30, 2026		As of December 31, 2025
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$1,739,001	22.2%	$1,611,772	18.5%
Variable-rate loan assets	6,090,770	77.8	7,087,397	81.5
Total	$7,829,771	100.0%	$8,699,169	100.0%

Fixed-rate debt instruments	$298,926	4.2%	$331,404	4.2%
Variable-rate debt instruments	6,780,151	95.8	7,490,065	95.8
Total	$7,079,077	100.0%	$7,821,469	100.0%
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
The Company earned no variable-rate floor income in 2026 or 2025.
The following table shows AGM’s federally insured student loan assets that were earning fixed-rate floor income as of June 30, 2026:

Fixed interest rate range	Borrower/lender weighted-average yield	Estimated variable conversion rate (a)	Loan balance
6.5 - 6.99%	6.71%	4.07%	$89,500
7.0 - 7.49%	7.16%	4.52%	34,891
7.5 - 7.99%	7.72%	5.08%	74,222
8.0 - 8.99%	8.18%	5.54%	177,676
> 9.0%	9.06%	6.42%	76,214
			$452,503
(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of June 30, 2026, the weighted-average estimated variable conversion rate was 5.25% and the short-term interest rate was 380 basis points.
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

A summary of fixed-rate floor income earned by the AGM operating segment follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Fixed-rate floor income, gross	$1,522	997	$3,086	1,972
Derivative settlements (a)	(65)	427	(114)	855
Fixed-rate floor income, net	$1,457	1,424	$2,972	2,827
(a)    Derivative settlements consist of settlements received related to the Company's derivatives used to hedge student loans earning fixed-rate floor income. See note 4 of the notes to consolidated financial statements included in Part I, Item 1 of this report for a summary of fixed-rate floor derivatives.
AGM is also exposed to interest rate risk in the form of repricing risk and basis risk because the interest rate characteristics of AGM’s assets do not match the interest rate characteristics of the funding for those assets. In a decreasing interest rate environment, student loan spread on FFELP loans decreases in the short term because of the timing of interest rate resets on the Company's assets occurring daily in contrast to the timing of the interest rate resets on the Company's debt occurring either monthly or quarterly. This also results in student loan spread increasing in the short term in an increasing interest rate environment. The following table presents AGM’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of June 30, 2026:

Index	Frequency of variable resets	Assets	Funding of student loan assets
30-day average SOFR (a)	Daily	$6,066,639	—
3-month Treasury bill	Daily	215,740	—
3-month H15 financial commercial paper	Daily	211,018	—
30-day average SOFR / 1-month CME Term SOFR	Monthly	—	4,628,755
90-day average SOFR / 3-month CME Term SOFR (a)	Quarterly	—	891,591
Asset-backed commercial paper / SOFR (b)	Varies	—	469,041
Fixed rate	—	—	277,696
Auction-rate (c)	Varies	—	10,915
Other (d)	—	638,626	854,025
		$7,132,023	7,132,023
(a)    The Company has certain basis swaps outstanding in which the Company receives payments indexed to three-month SOFR and makes payments based on the one-month SOFR index (plus or minus a spread) as defined in the agreements (the "Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the Basis Swaps outstanding as of June 30, 2026:

Maturity	Notional amount
2026	$1,150,000
2027	250,000
$1,400,000
(b)    The interest rates on the Company's FFELP warehouse facility is indexed to asset-backed commercial paper rates and daily SOFR.
(c)    As of June 30, 2026, the Company was sponsor for $10.9 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (the “Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to SOFR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
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

	Asset and funding index mismatches
	Increase of 10 basis points		Increase of 30 basis points		Increase of 10 basis points		Increase of 30 basis points
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended June 30, 2026				Three months ended June 30, 2025
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(571)	(0.8)%	$(1,712)	(2.6)%	$(823)	(0.3)%	$(2,468)	(1.0)%
Impact of derivative settlements	349	0.5	1,047	1.6	349	0.1	1,047	0.4
Increase (decrease) in net income before taxes	$(222)	(0.3)%	$(665)	(1.0)%	$(474)	(0.2)%	$(1,421)	(0.6)%
Increase (decrease) in basic and diluted earnings per share	$(0.00)		$(0.01)		$(0.01)		$(0.03)
	Six months ended June 30, 2026				Six months ended June 30, 2025
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(1,214)	(0.9)%	$(3,642)	(2.6)%	$(1,584)	(0.5)%	$(4,750)	(1.4)%
Impact of derivative settlements	694	0.5	2,083	1.5	694	0.2	2,083	0.6
Increase (decrease) in net income before taxes	$(520)	(0.4)%	$(1,559)	(1.1)%	$(890)	(0.3)%	$(2,667)	(0.8)%
Increase (decrease) in basic and diluted earnings per share	$(0.01)		$(0.03)		$(0.02)		$(0.06)
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
The following table presents Nelnet Bank's loan assets, asset-backed security investments, and deposits (including intercompany deposits) by rate characteristics:

	As of June 30, 2026		As of December 31, 2025
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$690,380		$630,570
Fixed-rate investments	104,110		83,020
Total fixed-rate assets	794,490	27.4%	713,590	35.4%
Variable-rate loan assets	948,717		326,992
Variable-rate investments	1,161,681		975,268
Total variable-rate assets	2,110,398	72.6	1,302,260	64.6
Total assets	$2,904,888	100.0%	$2,015,850	100.0%

Fixed-rate deposits	$1,036,973	41.4%	$635,293	36.0%
Variable-rate deposits (a)	1,468,033	58.6	1,127,667	64.0
Total deposits	$2,505,006	100.0%	$1,762,960	100.0%
(a)    Nelnet Bank uses derivative instruments to hedge exposure to variability in cash flows of variable-rate deposits to minimize the exposure to volatility in cash flows from future changes in interest rates. The derivatives are not reflected in the above table. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for a summary of Nelnet Bank's derivatives outstanding as of June 30, 2026.

Interest Rate and Market Risk - Investments
The following table presents the rates earned on the Company’s available-for-sale debt securities (investments), excluding securities (investments) held by Nelnet Bank.

	Average balance	Interest income	Average yield	Average balance	Interest income	Average yield
	Three months ended June 30,
	2026			2025
Investments:
Asset-backed securities available-for-sale (a) (b)	$597,297	7,865	5.28%	$620,800	8,110	5.24%

	Six months ended June 30,
	2026			2025
Investments:
Asset-backed securities available-for-sale (a) (b)	$648,795	16,358	5.08%	$605,050	16,105	5.37%
(a)The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market or retained such instruments upon initial issuance. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties, redeem the notes at par as cash is generated by the trust estate, or pledge the securities as collateral on repurchase agreements. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. The table above includes these repurchased bonds.
(b)The majority of the Company’s asset-backed securities earn floating rates with expected returns of approximately SOFR + 50 to 350 basis points to maturity. As of June 30, 2026, $213.5 million (par value) of the Company’s asset-backed securities earn a weighted-average fixed rate of 3.95%.
The Company’s portfolio of asset-backed investment securities has limited liquidity, and the Company could incur a significant loss if the investments were sold prior to maturity at an amount less than the original purchase price. As of June 30, 2026, the gross unrealized loss on the Company’s available-for-sale debt securities (including available-for-sale securities held at Nelnet Bank) was $18.0 million, and the aggregate fair value of available-for-sale debt securities with unrealized losses was $854.8 million. The Company currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.

Consolidated Sensitivity Analysis
The following table summarizes the effect on the Company’s consolidated earnings, based upon a sensitivity analysis performed on the Company’s significant interest-earning assets and interest-bearing liabilities assuming hypothetical increases and decreases in interest rates of 100 basis points and 300 basis points, while funding spreads remain constant:

	Interest rates
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from decrease of 100 basis points		Change from decrease of 300 basis points
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended June 30, 2026
Effect on earnings:
AGM operating segment (a)	$(1,276)		$(1,107)		$2,357		$9,497
Nelnet Bank operating segment (b)	1,453		4,555		(1,355)		(3,606)
NFS other operating segments (c)	925		2,774		(925)		(2,774)
ETSP operating segment (d)	1,263		3,789		(1,263)		(3,789)
Corporate and Other Activities (d)	1,237		3,710		(1,237)		(3,710)
Increase (decrease) in net income before taxes	$3,602	5.5%	$13,721	21.0%	$(2,423)	(3.7)%	$(4,382)	(6.7)%
Increase (decrease) in basic and diluted earnings per share	$0.08		$0.29		$(0.05)		$(0.09)

	Three months ended June 30, 2025
Effect on earnings:
AGM operating segment (a)	$374		$5,253		$373		$3,457
Nelnet Bank operating segment (b)	303		910		(303)		(910)
NFS other operating segments (c)	975		2,924		(975)		(2,924)
ETSP operating segment (d)	1,259		3,776		(1,259)		(3,776)
Corporate and Other Activities (d)	1,232		3,695		(1,232)		(3,695)
Increase (decrease) in net income before taxes	$4,143	1.7%	$16,558	7.0%	$(3,396)	(1.4)%	$(7,848)	(3.3)%
Increase (decrease) in basic and diluted earnings per share	$0.09		$0.34		$(0.07)		$(0.16)

	Six months ended June 30, 2026
Effect on earnings:
AGM operating segment (a)	$(1,738)		$223		$4,023		$17,179
Nelnet Bank operating segment (b)	5,339		16,213		(5,241)		(15,264)
NFS other operating segments (c)	2,097		6,290		(2,097)		(6,290)
ETSP operating segment (d)	2,864		8,591		(2,864)		(8,591)
Corporate and Other Activities (d)	967		2,901		(967)		(2,901)
Increase (decrease) in net income before taxes	$9,529	6.8%	$34,218	24.3%	$(7,146)	(5.1)%	$(15,867)	(11.2)%
Increase (decrease) in basic and diluted earnings per share	$0.20		$0.72		$(0.15)		$(0.33)

	Six months ended June 30, 2025
Effect on earnings:
AGM operating segment (a)	$776		$10,520		$728		$6,709
Nelnet Bank operating segment (b)	1,018		3,054		(1,018)		(3,054)
NFS other operating segments (c)	1,891		5,674		(1,891)		(5,674)
ETSP operating segment (d)	2,826		8,478		(2,826)		(8,478)
Corporate and Other Activities (d)	1,312		3,936		(1,312)		(3,936)
Increase (decrease) in net income before taxes	$7,823	2.3%	$31,662	9.2%	$(6,319)	(1.8)%	$(14,433)	(4.2)%
Increase (decrease) in basic and diluted earnings per share	$0.16		$0.66		$(0.13)		$(0.30)

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
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2026. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the second quarter of 2026 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (c)	Maximum number of shares that may yet be purchased under the plans or programs (c)
April 1 - April 30, 2026	16,126	$128.31	16,126	4,382,095
May 1 - May 31, 2026	109,695	126.12	109,436	4,272,659
June 1 - June 30, 2026	64,460	129.04	53,420	4,219,239
Total	190,281	$127.30	178,982
(a)The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (c) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 259 shares in May 2026 and 11,040 shares in June 2026. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.
(b)The average price of shares repurchased excludes excise taxes.
(c)On May 8, 2025, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2028. As of June 30, 2026, 4,219,239 shares remained authorized for repurchase under the Company's stock repurchase program.

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
ITEM 5.  OTHER INFORMATION
Rule 10b5-1 Trading Plans
The following table describes contracts, instructions, or written plans for the purchase or sale of the Company's securities adopted by the Company's directors or executive officers during the second quarter of 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans:

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan (a)	Aggregate Number of Securities to Be Purchased or Sold
Timothy Tewes (b) Former President	6/12/2026	6/11/2027	Sale of 30,000 shares of Class A common stock
(a)    A trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
(b)    Mr. Tewes retired from the Company effective June 30, 2026. The Rule 10b5-1 trading arrangement was adopted on June 12, 2026, while Mr. Tewes was serving as President.
ITEM 6.  EXHIBITS

10.1
Nelnet, Inc. Directors Stock Compensation Plan, as amended through May 14, 2026, filed as Exhibit 10.1 to the registrant's Current Report on Form 8-K filed on May 18, 2026 and incorporated herein by reference.

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

NELNET, INC.

Date:	August 6, 2026	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

Date:	August 6, 2026	By:	/s/ JAMES D. KRUGER
		Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer