Form 10-Q
period 2026-09-30
NELNET INC
filed 2026-11-05
CIK 1258602

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2026, there were 24,538,649 and 10,616,675 shares of Class A Common Stock and Class B Common Stock, par value $0.01 per share, outstanding, respectively (excluding 11,305,731 shares of Class A Common Stock held by wholly owned subsidiaries).

NELNET, INC.
FORM 10-Q
INDEX
September 30, 2026

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
(unaudited)

	As of	As of
	September 30, 2026	December 31, 2025
Assets:
Loans and accrued interest receivable (net of allowance for loan losses of $169,870 and $132,078, respectively)	$9,670,327	10,006,695
Cash and cash equivalents:
Cash and cash equivalents - not held at a related party	108,017	128,142
Cash and cash equivalents - held at a related party	102,999	167,841
Total cash and cash equivalents	211,016	295,983
Investments and notes receivable:
Investments at fair value	2,052,620	1,414,636
Other investments and notes receivable, net	920,442	933,335
Total investments and notes receivable	2,973,062	2,347,971
Restricted cash	229,223	357,639
Restricted cash - due to customers	218,199	319,924
Accounts receivable (net of allowance for doubtful accounts of $4,202 and $2,758, respectively)	163,215	193,453
Goodwill	213,168	158,029
Intangible assets, net	98,070	29,283
Property and equipment, net	78,172	75,532
Other assets	282,658	279,274
Total assets	$14,137,110	14,063,783
Liabilities:
Bonds and notes payable	$6,768,987	7,780,927
Accrued interest payable	16,125	20,426
Bank deposits	2,566,017	1,669,173
Other liabilities	667,828	558,184
Due to customers	504,895	457,844
Total liabilities	10,523,852	10,486,554
Commitments and contingencies
Equity:
Nelnet, Inc. shareholders' equity:
Preferred stock, $0.01 par value. Authorized 50,000,000 shares; no shares issued or outstanding	—	—
Common stock:
Class A, $0.01 par value. Authorized 600,000,000 shares; issued and outstanding 24,791,127 shares and 25,259,718 shares, respectively	248	253
Class B, convertible, $0.01 par value. Authorized 60,000,000 shares; issued and outstanding 10,616,675 shares	106	106
Additional paid-in capital	974	1,481
Retained earnings	3,787,762	3,681,333
Accumulated other comprehensive (loss) earnings, net	(1,728)	2,619
Total Nelnet, Inc. shareholders' equity	3,787,362	3,685,792
Noncontrolling interests	(174,104)	(108,563)
Total equity	3,613,258	3,577,229
Total liabilities and equity	$14,137,110	14,063,783
Supplemental information - assets and liabilities of consolidated education and other lending variable-interest entities:
Loans and accrued interest receivable	$7,522,927	8,780,878
Restricted cash	199,147	326,281
Bonds and notes payable	(6,914,574)	(8,112,424)
Accrued interest payable and other liabilities	(126,015)	(133,502)
Net assets of consolidated education and other lending variable-interest entities	$681,485	861,233
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Dollars in thousands, except share data)
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Interest income:
Loan interest	$166,607	162,717	502,228	501,260
Investment interest	42,435	43,241	122,953	124,815
Total interest income	209,042	205,958	625,181	626,075
Interest expense on bonds and notes payable and bank deposits	107,647	120,708	326,132	378,677
Net interest income	101,395	85,250	299,049	247,398
Less provision (negative provision) for loan losses	39,363	(3,563)	133,684	29,704
Less provision for beneficial interests	906	2,145	7,477	8,632
Net interest income after provision	61,126	86,668	157,888	209,062
Other income (expense):
Loan servicing and systems revenue	139,802	151,052	399,888	392,517
Education technology services and payments revenue	132,881	129,321	406,200	394,836
Reinsurance premiums earned	44,485	23,165	107,645	73,964
Solar construction revenue	—	5,738	—	10,992
Other, net	6,710	33,258	35,548	80,839
Gain on partial redemption of ALLO investment	—	—	—	175,044
Derivative market value adjustments and derivative settlements, net	11,319	(27)	17,338	(8,728)
Total other income (expense), net	335,197	342,507	966,619	1,119,464
Cost of services and expenses:
Loan servicing contract fulfillment and acquisition costs	2,087	2,021	6,262	5,500
Cost to provide education technology services and payments	49,491	50,363	138,626	138,254
Cost to provide solar construction services	—	7,607	—	29,485
Total cost of services	51,578	59,991	144,888	173,239
Salaries and benefits	147,733	144,778	439,768	417,700
Depreciation and amortization	10,280	7,327	29,592	24,206
Reinsurance losses and underwriting expenses	35,570	19,962	91,984	67,836
Other expenses	70,157	60,669	196,195	165,592
Total operating expenses	263,740	232,736	757,539	675,334
Income before income taxes	81,005	136,448	222,080	479,953
Income tax expense	(24,818)	(35,773)	(64,821)	(120,294)
Net income	56,187	100,675	157,259	359,659
Net loss attributable to noncontrolling interests	20,006	6,009	56,722	11,044
Net income attributable to Nelnet, Inc.	$76,193	106,684	213,981	370,703
Earnings per common share:
Net income attributable to Nelnet, Inc. shareholders - basic and diluted	$2.13	2.94	5.95	10.18
Weighted-average common shares outstanding - basic and diluted	35,845,663	36,316,315	35,985,847	36,426,188
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(unaudited)

	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
Net income		$56,187		100,675		157,259		359,659
Other comprehensive income (loss):
Net changes related to foreign currency translation adjustments	$	(254)		(13)		(3,026)		(160)
Net changes related to available-for-sale debt securities:
Unrealized holding (losses) gains arising during period, net	(712)		8,637		(2,957)		5,212
Reclassification of gains recognized in net income, net	(827)		(854)		(1,729)		(1,931)
Amortization of net unrealized loss on securities transferred from available-for-sale to held-to-maturity	(306)		27		(293)		168
Income tax effect	443	(1,402)	(1,874)	5,936	1,195	(3,784)	(828)	2,621
Net changes related to cash flow hedges:
Fair value adjustments during period, net	2,258		(130)		3,125		(755)
Income tax effect	(542)	1,716	31	(99)	(750)	2,375	181	(574)
Net changes related to equity method investee's other comprehensive income:
Cash flow hedge fair value adjustment during period	77		(156)		114		184
Income tax effect	(18)	59	37	(119)	(26)	88	(44)	140
Other comprehensive income (loss)		119		5,705		(4,347)		2,027
Comprehensive income		56,306		106,380		152,912		361,686
Comprehensive loss attributable to noncontrolling interests		20,006		6,009		56,722		11,044
Comprehensive income attributable to Nelnet, Inc.		$76,312		112,389		209,634		372,730

See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)

	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of June 30, 2025	—	25,538,730	10,658,604	$—	255	107	637	3,576,192	(2,208)	(92,290)	3,482,693
Net income (loss)	—	—	—	—	—	—	—	106,684	—	(6,009)	100,675
Other comprehensive income	—	—	—	—	—	—	—	—	5,705	—	5,705
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	39,404	39,404
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(7,700)	(7,700)
Cash dividends on Class A and Class B common stock - $0.30 per share	—	—	—	—	—	—	—	(10,834)	—	—	(10,834)
Issuance of common stock, net of forfeitures	—	12,728	—	—	—	—	557	—	—	—	557
Compensation expense for stock-based awards	—	—	—	—	—	—	3,468	—	—	—	3,468
Repurchase of common stock	—	(217,850)	—	—	(2)	—	(3,604)	(23,667)	—	—	(27,273)
Conversion of common stock	—	41,929	(41,929)	—	1	(1)	—	—	—	—	—
Balance as of September 30, 2025	—	25,375,537	10,616,675	$—	254	106	1,058	3,648,375	3,497	(66,595)	3,586,695

Balance as of June 30, 2026	—	25,163,944	10,616,675	$—	252	106	1,777	3,770,251	(1,847)	(135,103)	3,635,436
Net income (loss)	—	—	—	—	—	—	—	76,193	—	(20,006)	56,187
Other comprehensive income	—	—	—	—	—	—	—	—	119	—	119
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	45,532	45,532
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(64,527)	(64,527)
Cash dividends on Class A and Class B common stock - $0.33 per share	—	—	—	—	—	—	—	(11,751)	—	—	(11,751)
Issuance of common stock, net of forfeitures	—	42,515	—	—	—	—	1,343	—	—	—	1,343
Compensation expense for stock-based awards	—	—	—	—	—	—	4,002	—	—	—	4,002
Repurchase of common stock	—	(415,332)	—	—	(4)	—	(6,148)	(46,931)	—	—	(53,083)
Balance as of September 30, 2026	—	24,791,127	10,616,675	$—	248	106	974	3,787,762	(1,728)	(174,104)	3,613,258
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Dollars in thousands, except share data)
(unaudited)

	Nelnet, Inc. Shareholders
	Preferred stock shares	Common stock shares		Preferred stock	Class A common stock	Class B common stock	Additional paid-in capital	Retained earnings	Accumulated other comprehensive (loss) earnings	Noncontrolling interests	Total equity
		Class A	Class B
Balance as of December 31, 2024	—	25,634,748	10,658,604	$—	256	107	7,389	3,340,540	1,470	(50,645)	3,299,117
Net income (loss)	—	—	—	—	—	—	—	370,703	—	(11,044)	359,659
Other comprehensive income	—	—	—	—	—	—	—	—	2,027	—	2,027
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	45,583	45,583
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(45,106)	(45,106)
Cash dividends on Class A and Class B common stock - $0.86 per share	—	—	—	—	—	—	—	(31,157)	—	—	(31,157)
Issuance of common stock, net of forfeitures	—	138,755	—	—	1	—	3,373	—	—	—	3,374
Compensation expense for stock-based awards	—	—	—	—	—	—	9,819	—	—	—	9,819
Repurchase of common stock	—	(439,895)	—	—	(4)	—	(19,523)	(33,564)	—	—	(53,091)
Conversion of common stock	—	41,929	(41,929)	—	1	(1)	—	—	—	—	—
Acquisition of remaining 20% of NextGen, net of tax	—	—	—	—	—	—	—	1,853	—	(5,383)	(3,530)
Balance as of September 30, 2025	—	25,375,537	10,616,675	$—	254	106	1,058	3,648,375	3,497	(66,595)	3,586,695

Balance as of December 31, 2025	—	25,259,718	10,616,675	$—	253	106	1,481	3,681,333	2,619	(108,563)	3,577,229
Net income (loss)	—	—	—	—	—	—	—	213,981	—	(56,722)	157,259
Other comprehensive loss	—	—	—	—	—	—	—	—	(4,347)	—	(4,347)
Issuance of noncontrolling interests	—	—	—	—	—	—	—	—	—	69,927	69,927
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	—	(78,711)	(78,711)
Cash dividends on Class A and Class B common stock - $0.99 per share	—	—	—	—	—	—	—	(35,406)	—	—	(35,406)
Issuance of common stock, net of forfeitures	—	263,341	—	—	2	—	9,821	—	—	—	9,823
Compensation expense for stock-based awards	—	—	—	—	—	—	12,700	—	—	—	12,700
Repurchase of common stock	—	(731,932)	—	—	(7)	—	(23,028)	(70,681)	—	—	(93,716)
Redemption of 10% minority interests of WRCM	—	—	—	—	—	—	—	(1,465)	—	(35)	(1,500)
Balance as of September 30, 2026	—	24,791,127	10,616,675	$—	248	106	974	3,787,762	(1,728)	(174,104)	3,613,258
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	Nine months ended
	September 30,
	2026	2025
Net income attributable to Nelnet, Inc.	$213,981	370,703
Net loss attributable to noncontrolling interests	(56,722)	(11,044)
Net income	157,259	359,659
Adjustments to reconcile net income to net cash provided by operating activities, net of acquisitions:
Depreciation and amortization, including debt discounts and loan premiums and deferred origination costs	64,449	68,261
Loan discount and deferred lender fees accretion	(131,357)	(58,107)
Provision for loan losses	133,684	29,704
Provision for beneficial interests	7,477	8,632
Derivative market value adjustments	(16,223)	10,978
Gain on partial redemption of ALLO investment	—	(175,044)
Loss on sale of loans, net	690	1,562
Loss (gain) on investments, net	50,306	(47,076)
Deferred income tax benefit	(10,873)	(82,465)
Non-cash compensation expense	12,951	10,064
Impairment expense	—	12,392
Other	(2,173)	4,325
Changes in operating assets and liabilities:
(Increase) decrease in loan and investment accrued interest receivable	(31,697)	14,894
Decrease in accounts receivable	48,517	12,219
(Increase) decrease in other assets	(7,038)	43,488
Decrease in the carrying amount of ROU asset	3,283	2,865
Decrease in accrued interest payable	(4,301)	(6,329)
Increase in other liabilities	69,891	79,713
Decrease in the carrying amount of lease liability	(3,692)	(4,365)
Total adjustments	183,894	(74,289)
Net cash provided by operating activities	341,153	285,370
Cash flows from investing activities, net of acquisitions:
Purchases and originations of loans, including cash paid for student loan trusts, net of cash and restricted cash acquired	(9,432,478)	(1,984,778)
Purchases of loans from a related party	(440,696)	(206,668)
Proceeds from loan repayments, claims, and capitalized interest, net	10,019,084	2,081,162
Proceeds from sale of loans	33,461	240,398
Proceeds from sale of loans to a related party	157,867	290,164
Purchases of available-for-sale securities	(836,473)	(416,084)
Proceeds from sales of available-for-sale securities	310,037	205,954
Proceeds from beneficial interest in loan securitizations	66,722	55,865
Purchases of other investments and issuance of notes receivable	(390,839)	(249,990)
Proceeds from other investments and repayments of notes receivable	110,098	511,219
Purchases of held-to-maturity debt securities	(2,279)	—
Redemption of held-to-maturity debt securities	15,231	10,549
Purchases of property and equipment	(20,080)	(18,744)
Business acquisitions, net of cash and restricted cash acquired	164,249	—
Net cash (used in) provided by investing activities	$(246,096)	519,047

NELNET, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
	Nine months ended
	September 30,
	2026	2025
Cash flows from financing activities, net of acquisitions:
Payments on bonds and notes payable	$(1,257,718)	(1,739,244)
Proceeds from issuance of bonds and notes payable	242,292	557,371
Payments of debt issuance costs	(3,509)	(4,803)
Increase in bank deposits, net	896,844	290,634
Decrease in due to customers	(249,794)	(35,862)
Dividends paid	(35,406)	(31,157)
Repurchases of common stock	(93,716)	(53,091)
Proceeds from issuance of common stock	1,415	1,392
Redemption of noncontrolling interest	(1,500)	(3,944)
Issuance of noncontrolling interests	101,774	54,984
Distribution to noncontrolling interests	(6,019)	(5,211)
Net cash used in financing activities	(405,337)	(968,931)
Effect of exchange rate changes on cash and restricted cash	(4,828)	290
Net decrease in cash, cash equivalents, and restricted cash	(315,108)	(164,224)
Cash, cash equivalents, and restricted cash, beginning of period	973,546	931,020
Cash, cash equivalents, and restricted cash, end of period	$658,438	766,796

Supplemental disclosures of cash flow information:
Cash disbursements made for interest	$321,314	360,648
Cash disbursements made for income taxes, net of refunds and credits received (a)	$5,769	50,443
Cash receipts from sale of transferable income tax credits	$31,405	—
Cash disbursements made for operating leases	$4,440	3,933
Non-cash operating, investing and financing activity:
ROU assets obtained in exchange for lease obligations	$5,923	6,550
Purchases of available-for-sale securities recognized on trade-date but not yet settled	$104,056	9,242
Receipt of beneficial interest in consumer loan securitizations as consideration from sale of loans	$—	28,137
Receipt of asset-backed investment securities as consideration from sale of loans	$—	2,370
Student loans and other assets acquired	$—	672,601
Borrowings and other liabilities assumed in acquisition of student loans	$—	706,534
Issuance of noncontrolling interests	$31,847	9,401
Distribution to noncontrolling interests	$72,692	39,895
(a) The Company utilized $31.0 million and $43.8 million of federal and state tax credits related primarily to renewable energy during the nine months ended September 30, 2026 and 2025, respectively.
Supplemental disclosures of non-cash activities regarding the Company's business acquisitions are contained in note 6.
The following table presents a reconciliation of cash, cash equivalents, and restricted cash reported in the consolidated balance sheets to the total of the amounts reported in the consolidated statements of cash flows:

	As of	As of	As of	As of
	September 30, 2026	December 31, 2025	September 30, 2025	December 31, 2024
Total cash and cash equivalents	$211,016	295,983	216,425	194,518
Restricted cash	229,223	357,639	394,074	332,100
Restricted cash - due to customers	218,199	319,924	156,297	404,402
Cash, cash equivalents, and restricted cash	$658,438	973,546	766,796	931,020
See accompanying notes to consolidated financial statements.

NELNET, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share amounts, unless otherwise noted)
(unaudited)
1.  Basis of Financial Reporting
The accompanying unaudited consolidated financial statements of Nelnet, Inc. and subsidiaries (the “Company” or "Nelnet") as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 have been prepared on the same basis as the audited consolidated financial statements for the year ended December 31, 2025 and, in the opinion of the Company’s management, the unaudited consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results of operations for the interim periods presented. The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results for the year ending December 31, 2026. The unaudited consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report").
2.  Loans and Accrued Interest Receivable and Allowance for Loan Losses
Loans and accrued interest receivable consisted of the following:

	As of	As of
	September 30, 2026	December 31, 2025
Non-Nelnet Bank:
Federally insured loans (a):
Stafford and other	$1,681,109	1,772,172
Consolidation	4,537,203	5,665,071
Total	6,218,312	7,437,243
Private education loans	115,410	139,209
Consumer loans and other financing receivables (b)	1,299,112	1,122,717
Non-Nelnet Bank loans	7,632,834	8,699,169
Nelnet Bank:
Federally insured loans (a):
Stafford and other	55,672	23,960
Consolidation	827,135	148,360
Total	882,807	172,320
Private education loans	554,090	518,634
Consumer and other loans	264,464	266,608
Nelnet Bank loans	1,701,361	957,562
Accrued interest receivable	548,128	528,936
Loan discount and deferred lender fees, net of unamortized loan premiums and deferred origination costs	(42,126)	(46,894)
Allowance for loan losses:
Non-Nelnet Bank:
Federally insured loans	(36,817)	(42,080)
Private education loans	(6,007)	(6,894)
Consumer loans and other financing receivables	(98,106)	(57,360)
Non-Nelnet Bank allowance for loan losses	(140,930)	(106,334)
Nelnet Bank:
Federally insured loans	(3,110)	(676)
Private education loans	(13,241)	(12,932)
Consumer and other loans	(12,589)	(12,136)
Nelnet Bank allowance for loan losses	(28,940)	(25,744)
	$9,670,327	10,006,695

(a)    During 2026, the Company's Asset Generation and Management operating segment (non-Nelnet Bank) contributed certain student loan securitization trusts to Nelnet Bank that included $780.7 million in federally insured loans.
(b)    Included in "consumer loans and other financing receivables" in the above table are Pay Later receivables that the Company began to purchase in the third quarter of 2025. As of September 30, 2026 and December 31, 2025, the balance of Pay Later receivables was $775.2 million and $744.2 million, respectively.
The following table summarizes the allowance for loan losses as a percentage of the ending loan balance for each of the Company's loan portfolios:

	As of	As of
	September 30, 2026	December 31, 2025
Non-Nelnet Bank:
Federally insured loans (a)	0.59%	0.57%
Private education loans	5.20%	4.95%
Consumer loans and other financing receivables (b)	7.55%	5.11%
Nelnet Bank:
Federally insured loans (a)	0.35%	0.39%
Private education loans	2.39%	2.49%
Consumer and other loans	4.76%	4.55%
(a)    The allowance for loan losses as a percent of the risk sharing component of federally insured student loans not covered by the federal guaranty for Non-Nelnet Bank was 20.2% and 19.3%, and for Nelnet Bank was 17.1% and 17.3%, as of September 30, 2026 and December 31, 2025, respectively.
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
Activity in the Allowance for Loan Losses
The following table presents the activity in the allowance for loan losses by portfolio segment:

	Balance at beginning of period	Provision (negative provision) for loan losses (a)	Charge-offs	Recoveries	Initial allowance on loans purchased with credit deterioration	Loan sales/contributions	Balance at end of period
	Three months ended September 30, 2026
Non-Nelnet Bank:
Federally insured loans	$38,173	866	(1,999)	—	—	(223)	36,817
Private education loans	6,239	—	(490)	258	—	—	6,007
Consumer loans and other financing receivables	92,215	33,673	(31,795)	4,013	—	—	98,106
Nelnet Bank:
Federally insured loans	3,016	22	(151)	—	—	223	3,110
Private education loans	12,609	2,825	(2,751)	558	—	—	13,241
Consumer and other loans	12,813	1,156	(1,473)	93	—	—	12,589
	$165,065	38,542	(38,659)	4,922	—	—	169,870
	Three months ended September 30, 2025
Non-Nelnet Bank:
Federally insured loans	$47,627	843	(4,673)	—	—	(262)	43,535
Private education loans	7,406	—	(459)	156	—	—	7,103
Consumer loans and other financing receivables	48,028	(8,217)	(7,176)	512	—	—	33,147
Nelnet Bank:
Federally insured loans	355	113	(23)	—	—	262	707
Private education loans	12,360	1,177	(2,169)	364	—	—	11,732
Consumer and other loans	9,573	2,186	(581)	130	—	—	11,308
	$125,349	(3,898)	(15,081)	1,162	—	—	107,532

	Balance at beginning of period	Provision (negative provision) for loan losses (a)	Charge-offs	Recoveries	Initial allowance on loans purchased with credit deterioration	Loan sales/contributions	Balance at end of period
	Nine months ended September 30, 2026
Non-Nelnet Bank:
Federally insured loans	$42,080	5,325	(7,654)	—	—	(2,934)	36,817
Private education loans	6,894	(306)	(1,267)	686	—	—	6,007
Consumer loans and other financing receivables	57,360	119,312	(87,324)	8,758	—	—	98,106
Nelnet Bank:
Federally insured loans	676	(168)	(332)	—	—	2,934	3,110
Private education loans	12,932	5,162	(6,042)	1,189	—	—	13,241
Consumer and other loans	12,136	3,813	(3,652)	292	—	—	12,589
	$132,078	133,138	(106,271)	10,925	—	—	169,870
	Nine months ended September 30, 2025
Non-Nelnet Bank:
Federally insured loans	$49,091	5,588	(10,882)	—	—	(262)	43,535
Private education loans	11,130	(2,761)	(1,916)	650	—	—	7,103
Consumer loans and other financing receivables	38,468	13,943	(20,319)	1,055	—	—	33,147
Nelnet Bank:
Federally insured loans	—	488	(43)	—	—	262	707
Private education loans	10,086	5,102	(5,303)	787	1,060	—	11,732
Consumer and other loans	6,115	6,920	(2,029)	302	—	—	11,308
	$114,890	29,280	(40,492)	2,794	1,060	—	107,532
(a)    During the third quarter of 2025, the Company's Asset Generation and Management operating segment (non-Nelnet Bank) sold $203.3 million of consumer loans to an unrelated third party that subsequently securitized the loans. The Company recognized a $2.5 million loss on the sale. As partial consideration for the loans sold, the Company received a residual interest in the loan securitization, which is included in "other investments and notes receivable, net" on the Company's consolidated balance sheet. Upon classification of loans as held for sale, any allowance for loan losses associated with such loans immediately prior to the reclassification is reversed through provision for loan losses. The following table presents the resulting reduction to provision for loan losses related to the consumer loans sold during the third quarter of 2025.

	Provision for current period	Reduction to provision - loan sales	Provision (negative provision) for loan losses - included in the table above
	Three months ended September 30, 2025
Non-Nelnet Bank
Consumer loans and other financing receivables	$20,693	(28,910)	(8,217)

	Nine months ended September 30, 2025
Non-Nelnet Bank
Consumer loans and other financing receivables	$42,853	(28,910)	13,943
During the periods presented above, the primary item impacting provision for loan losses was the establishment of an initial allowance for loans originated and acquired during the periods.
The increase in provision for loan losses and charge-offs for Non-Nelnet Bank consumer loans and other financing receivables during the three and nine month periods ended September 30, 2026 compared with the same periods in 2025 was due to an increase in consumer loans and Pay Later receivables acquired during 2026 as compared with 2025. The Company began to purchase Pay Later receivables in August of 2025. The increase in provision expense and charge-offs reflects the volume of new loans added to the portfolio rather than a deterioration in credit quality. Credit performance metrics, including delinquency rates and charge-offs, remained consistent with management’s expectations.

The following table summarizes annualized net charge-offs as a percentage of average loans for each of the Company's loan portfolios:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Non-Nelnet Bank:
Federally insured loans	0.12%	0.22%	0.15%	0.17%
Private education loans	0.77%	0.79%	0.61%	0.95%
Consumer loans and other financing receivables	8.78%	5.75%	8.83%	6.28%
Nelnet Bank:
Federally insured loans	0.07%	0.06%	0.07%	0.06%
Private education loans	1.65%	1.38%	1.22%	1.19%
Consumer and other loans	2.06%	0.79%	1.69%	1.21%
Annualized net charge-offs as a percentage of average loans for the Company's Non-Nelnet Bank consumer and other financing receivables portfolio increased during the three and nine months ended September 30, 2026 compared with the same periods in 2025. This increase was primarily attributable to the cumulative growth in the volume of Pay Later receivables acquired since August 2025 and the seasoning of the portfolio, and was not indicative of a deterioration in credit quality. Delinquency and net charge-off rates remained consistent with management's expectations during the period.
Unfunded Loan Commitments
The Company maintains an allowance for unfunded loan commitments that are not unconditionally cancelable, at a level the Company believes is appropriate as of the balance sheet date, to absorb expected credit losses on this exposure. As of September 30, 2026 and December 31, 2025, Nelnet Bank had a liability of approximately $1.3 million and $0.8 million, respectively, related to $118.3 million and $76.5 million, respectively, of unfunded private education, consumer, and other loan commitments. Other than the estimation of the probability of funding, this reserve is estimated in a manner similar to the methodology used for determining reserves for loans included on the consolidated balance sheet. When a new loan commitment is made, the Company records an allowance that is included in "other liabilities" on the consolidated balance sheet. Net adjustments to this reserve are included in "provision (negative provision) for loan losses" on the consolidated income statement. Below is a reconciliation of the provision for loan losses reported in the consolidated statements of income:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Provision (negative provision) for loan losses from allowance activity table above	$38,542	(3,898)	133,138	29,280
Provision expense for unfunded loan commitments, net	821	335	546	424
Provision (negative provision) for loan losses reported in the consolidated statements of income	$39,363	(3,563)	133,684	29,704

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

	As of September 30, 2026			As of December 31, 2025			As of September 30, 2025
Federally insured loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$296,656	4.8%		$336,749	4.5%		$382,850	4.9%
Loans in forbearance	502,761	8.1		493,277	6.6		514,385	6.5
Loans in repayment status:
Loans current	4,753,622		87.7%	5,701,660		86.3%	5,994,951		86.1%
Loans delinquent 31-60 days	197,954		3.7	234,259		3.5	254,998		3.7
Loans delinquent 61-90 days	121,512		2.2	147,645		2.2	166,763		2.4
Loans delinquent 91-120 days	70,608		1.3	94,765		1.4	100,575		1.4
Loans delinquent 121-270 days	184,162		3.4	280,899		4.3	317,151		4.6
Loans delinquent 271 days or greater	91,037		1.7	147,989		2.3	128,584		1.8
Total loans in repayment	5,418,895	87.1	100.0%	6,607,217	88.9	100.0%	6,963,022	88.6	100.0%
Total federally insured loans	6,218,312	100.0%		7,437,243	100.0%		7,860,257	100.0%
Accrued interest receivable	482,748			506,943			537,303
Loan discount, net of unamortized premiums and deferred origination costs	(24,790)			(23,513)			(24,895)
Allowance for loan losses	(36,817)			(42,080)			(43,535)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$6,639,453			$7,878,593			$8,329,130
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$2,592	2.2%		$3,094	2.2%		$4,232	2.9%
Loans in forbearance	2,996	2.6		3,049	2.2		2,653	1.8
Loans in repayment status:
Loans current	107,423		97.8%	130,018		97.7%	137,678		97.8%
Loans delinquent 31-60 days	832		0.8	1,253		0.9	1,314		0.9
Loans delinquent 61-90 days	568		0.5	515		0.4	865		0.6
Loans delinquent 91 days or greater	999		0.9	1,280		1.0	995		0.7
Total loans in repayment	109,822	95.2	100.0%	133,066	95.6	100.0%	140,852	95.3	100.0%
Total private education loans	115,410	100.0%		139,209	100.0%		147,737	100.0%
Accrued interest receivable	1,039			1,120			1,291
Loan discount, net of unamortized premiums	(3,052)			(4,317)			(4,740)
Allowance for loan losses	(6,007)			(6,894)			(7,103)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$107,390			$129,118			$137,185
Consumer loans and other financing receivables - Non-Nelnet Bank:
Loans in forbearance	$1,371	0.1%		$1,698	0.2%		$1,354	0.2%
Loans in repayment status:
Loans current	1,256,663		96.8%	1,085,883		96.9%	828,408		98.7%
Loans delinquent 31-60 days	16,102		1.2	13,723		1.2	3,543		0.4
Loans delinquent 61-90 days	12,331		1.0	10,797		1.0	2,343		0.3
Loans delinquent 91 days or greater	12,645		1.0	10,616		0.9	5,091		0.6
Total loans in repayment	1,297,741	99.9	100.0%	1,121,019	99.8	100.0%	839,385	99.8	100.0%
Total consumer loans and other financing receivables	1,299,112	100.0%		1,122,717	100.0%		840,739	100.0%
Accrued interest receivable	2,473			1,497			1,102
Loan discount and deferred lender fees, net of unamortized premiums	(22,045)			(17,845)			(16,215)
Allowance for loan losses	(98,106)			(57,360)			(33,147)
Total consumer loans and other financing receivables and accrued interest receivable, net of allowance for loan losses	$1,181,434			$1,049,009			$792,479

	As of September 30, 2026			As of December 31, 2025			As of September 30, 2025
Federally insured loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$31,261	3.5%		$6,162	3.6%		$6,705	3.7%
Loans in forbearance	46,305	5.2		8,787	5.1		9,263	5.2
Loans in repayment status:
Loans current	730,125		90.7%	141,357		89.9%	146,308		89.8%
Loans delinquent 30-59 days	23,545		2.9	5,686		3.6	4,827		3.0
Loans delinquent 60-89 days	14,411		1.8	2,703		1.7	2,185		1.3
Loans delinquent 90-119 days	7,311		0.9	980		0.6	2,684		1.6
Loans delinquent 120-270 days	20,657		2.6	4,844		3.1	5,668		3.5
Loans delinquent 271 days or greater	9,192		1.1	1,801		1.1	1,308		0.8
Total loans in repayment	805,241	91.3	100.0%	157,371	91.3	100.0%	162,980	91.1	100.0%
Total federally insured loans	882,807	100.0%		172,320	100.0%		178,948	100.0%
Accrued interest receivable	49,431			10,939			11,253
Loan premium and deferred origination costs, net of unaccreted discount	6,154			910			945
Allowance for loan losses	(3,110)			(676)			(707)
Total federally insured loans and accrued interest receivable, net of allowance for loan losses	$935,282			$183,493			$190,439
Private education loans - Nelnet Bank (a):
Loans in-school/grace/deferment	$86,612	15.6%		$56,667	10.9%		$58,753	11.1%
Loans in forbearance	461	0.1		1,684	0.3		1,476	0.3
Loans in repayment status:
Loans current	459,498		98.4%	451,221		98.0%	460,142		98.1%
Loans delinquent 30-59 days	2,790		0.6	4,001		0.9	3,526		0.7
Loans delinquent 60-89 days	2,515		0.5	2,327		0.5	2,403		0.5
Loans delinquent 90 days or greater	2,214		0.5	2,734		0.6	3,096		0.7
Total loans in repayment	467,017	84.3	100.0%	460,283	88.8	100.0%	469,167	88.6	100.0%
Total private education loans	554,090	100.0%		518,634	100.0%		529,396	100.0%
Accrued interest receivable	10,430			6,599			6,400
Loan discount, net of unamortized premiums and deferred origination costs	(1,125)			(5,686)			(6,652)
Allowance for loan losses	(13,241)			(12,932)			(11,732)
Total private education loans and accrued interest receivable, net of allowance for loan losses	$550,154			$506,615			$517,412
Consumer and other loans - Nelnet Bank (a):
Loans in deferment	$9,398	3.6%		$10,006	3.8%		$9,954	3.7%
Loans in repayment status:
Loans current	252,318		98.9%	254,448		99.2%	254,720		99.2%
Loans delinquent 30-59 days	1,207		0.5	1,225		0.5	694		0.3
Loans delinquent 60-89 days	540		0.2	560		0.2	719		0.3
Loans delinquent 90 days or greater	1,001		0.4	369		0.1	452		0.2
Total loans in repayment	255,066	96.4	100.0%	256,602	96.2	100.0%	256,585	96.3	100.0%
Total consumer and other loans	264,464	100.0%		266,608	100.0%		266,539	100.0%
Accrued interest receivable	2,007			1,838			1,563
Loan premium, net of unaccreted discount	2,732			3,557			3,822
Allowance for loan losses	(12,589)			(12,136)			(11,308)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses	$256,614			$259,867			$260,616
(a) For the periods presented for Nelnet Bank, the delinquency bucket periods conform with the delinquency bucket periods reflected in Nelnet Bank's Call Reports filed with the Federal Deposit Insurance Corporation.

FICO Scores
An additional key credit quality indicator for Nelnet Bank private education and consumer loans is FICO scores at the time of origination or purchase. The following tables highlight the gross principal balance of Nelnet Bank's portfolios, by year of origination or purchase, stratified by FICO score at the time of origination or purchase:
Nelnet Bank Private Education Loans

	Loan balance as of September 30, 2026
	Nine months ended September 30, 2026	2025	2024	2023	2022	Prior years	Total	Percent of total
FICO at origination or purchase:
Less than 705	$5,414	6,678	2,570	2,238	3,455	18,393	38,748	7.0%
705 - 734	8,452	11,873	4,390	6,331	15,225	18,157	64,428	11.6
735 - 764	10,721	15,888	4,841	6,268	23,732	27,477	88,927	16.0
765 - 794	18,293	21,585	5,914	4,325	36,876	39,548	126,541	22.8
Greater than 794	36,516	30,993	12,253	9,438	50,564	90,980	230,744	41.8
No FICO score available or required (a)	—	—	1,616	3,086	—	—	4,702	0.8
	$79,396	87,017	31,584	31,686	129,852	194,555	554,090	100.0%

	Loan balance as of December 31, 2025
	2025	2024	2023	2022	2021	Prior years	Total	Percent of total
FICO at origination or purchase:
Less than 705	$5,540	2,788	2,909	4,061	3,519	18,772	37,589	7.2%
705 - 734	9,056	4,795	7,480	17,048	6,565	14,410	59,354	11.4
735 - 764	12,256	5,534	7,073	26,369	11,066	21,511	83,809	16.2
765 - 794	16,293	6,471	5,035	40,851	20,858	26,025	115,533	22.3
Greater than 794	23,370	14,017	11,819	57,404	40,529	68,618	215,757	41.6
No FICO score available or required (a)	—	2,275	4,317	—	—	—	6,592	1.3
	$66,515	35,880	38,633	145,733	82,537	149,336	518,634	100.0%
Nelnet Bank Consumer and Other Loans

	Loan balance as of September 30, 2026
	Nine months ended September 30, 2026	2025	2024	2023	2022	Prior years	Total	Percent of total
FICO at origination:
Less than 720	$572	12,283	14,972	1,595	—	1,056	30,478	11.5%
720 - 769	2,794	21,325	31,413	3,225	12	10,373	69,142	26.1
Greater than 769	13,051	44,181	41,856	5,336	84	7,143	111,651	42.3
No FICO score available or required (a)	5,907	38,904	7,662	426	241	53	53,193	20.1
	$22,324	116,693	95,903	10,582	337	18,625	264,464	100.0%

	Loan balance as of December 31, 2025
	2025	2024	2023	2022	2021	Prior years	Total	Percent of total
FICO at origination:
Less than 720	$13,054	16,301	1,618	—	275	1,210	32,458	12.2%
720 - 769	24,995	36,292	3,621	15	5,231	6,686	76,840	28.8
Greater than 769	54,681	47,537	5,819	90	5,084	3,161	116,372	43.6
No FICO score available or required (a)	30,719	9,473	431	259	53	3	40,938	15.4
	$123,449	109,603	11,489	364	10,643	11,060	266,608	100.0%
(a)    Loans with no FICO score available or required refers to loans issued to borrowers for which the Company cannot obtain a FICO score or are not required to under a special purpose credit program. Management proactively assesses the risk and size of this loan category and, when necessary, takes actions to mitigate the credit risk.
Nonaccrual Status
The Company does not place federally insured loans on nonaccrual status due to the government guaranty. The amortized cost of private education, consumer, and other loans on nonaccrual status, as well as the allowance for loan losses related to such loans, as of September 30, 2026 and December 31, 2025, was not material.
Amortized Cost Basis by Origination Year
The following table presents the amortized cost of the Company's private education, consumer, and other loans by loan status and delinquency amount as of September 30, 2026 based on year of origination. Effective July 1, 2010, no new loan originations can be made under the Federal Family Education Loan Program (the "FFEL Program" or FFELP) and all new federal loan originations must be made under the Federal Direct Loan Program. As such, all the Company’s federally insured loans were originated prior to July 1, 2010.

	Nine months ended September 30, 2026	2025	2024	2023	2022	Prior years	Total
Private education loans - Non-Nelnet Bank:
Loans in-school/grace/deferment	$—	—	—	—	259	2,333	2,592
Loans in forbearance	—	—	—	—	335	2,661	2,996
Loans in repayment status:
Loans current	—	—	—	153	2,775	104,495	107,423
Loans delinquent 31-60 days	—	—	—	—	14	818	832
Loans delinquent 61-90 days	—	—	—	—	—	568	568
Loans delinquent 91 days or greater	—	—	—	—	8	991	999
Total loans in repayment	—	—	—	153	2,797	106,872	109,822
Total private education loans	$—	—	—	153	3,391	111,866	115,410
Accrued interest receivable							1,039
Loan discount, net of unamortized premiums							(3,052)
Allowance for loan losses							(6,007)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$107,390
Gross charge-offs - nine months ended September 30, 2026	$—	—	—	—	27	1,240	1,267

	Nine months ended September 30, 2026	2025	2024	2023	2022	Prior years	Total
Consumer loans and other financing receivables - Non-Nelnet Bank:
Loans in forbearance	$47	152	556	616	—	—	1,371
Loans in repayment status:
Loans current	1,109,552	125,253	11,736	8,814	984	324	1,256,663
Loans delinquent 31-60 days	13,085	1,976	419	451	100	71	16,102
Loans delinquent 61-90 days	10,433	1,544	159	183	12	—	12,331
Loans delinquent 91 days or greater	8,712	2,279	834	737	82	1	12,645
Total loans in repayment	1,141,782	131,052	13,148	10,185	1,178	396	1,297,741
Total consumer loans and other financing receivables	$1,141,829	131,204	13,704	10,801	1,178	396	1,299,112
Accrued interest receivable							2,473
Loan discount and deferred lender fees, net of unamortized premiums							(22,045)
Allowance for loan losses							(98,106)
Total consumer loans and other financing receivables and accrued interest receivable, net of allowance for loan losses							$1,181,434
Gross charge-offs - nine months ended September 30, 2026	$30,910	40,751	11,111	3,513	1,004	35	87,324
Private education loans - Nelnet Bank:
Loans in-school/grace/deferment	$26,300	33,417	13,774	6,755	3,739	2,627	86,612
Loans in forbearance	—	14	12	51	179	205	461
Loans in repayment status:
Loans current	52,883	52,777	17,456	23,829	124,996	187,557	459,498
Loans delinquent 30-59 days	105	191	56	168	481	1,789	2,790
Loans delinquent 60-89 days	82	440	122	417	208	1,246	2,515
Loans delinquent 90 days or greater	26	178	164	466	249	1,131	2,214
Total loans in repayment	53,096	53,586	17,798	24,880	125,934	191,723	467,017
Total private education loans	$79,396	87,017	31,584	31,686	129,852	194,555	554,090
Accrued interest receivable							10,430
Loan discount, net of unamortized premiums and deferred origination costs							(1,125)
Allowance for loan losses							(13,241)
Total private education loans and accrued interest receivable, net of allowance for loan losses							$550,154
Gross charge-offs - nine months ended September 30, 2026	$52	587	431	931	952	3,089	6,042

Consumer and other loans - Nelnet Bank:
Loans in deferment	$7,829	1,569	—	—	—	—	9,398
Loans in repayment status:
Loans current	14,446	114,199	94,349	10,486	337	18,501	252,318
Loans delinquent 30-59 days	49	480	575	96	—	7	1,207
Loans delinquent 60-89 days	—	150	386	—	—	4	540
Loans delinquent 90 days or greater	—	295	593	—	—	113	1,001
Total loans in repayment	14,495	115,124	95,903	10,582	337	18,625	255,066
Total consumer and other loans	$22,324	116,693	95,903	10,582	337	18,625	264,464
Accrued interest receivable							2,007
Loan premium, net of unaccreted discount							2,732
Allowance for loan losses							(12,589)
Total consumer and other loans and accrued interest receivable, net of allowance for loan losses							$256,614
Gross charge-offs - nine months ended September 30, 2026	$58	1,380	1,648	255	—	311	3,652

3.  Bonds and Notes Payable
The following tables summarize the Company’s outstanding debt obligations by type of instrument:

	As of September 30, 2026
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$5,275,474	4.01% - 6.02%	10/25/33 - 11/27/90
Bonds and notes based on auction	10,500	4.76%	8/25/37
Total FFELP variable-rate bonds and notes	5,285,974
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	269,423	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facility	456,274	4.90% / 4.93%	3/30/28
Consumer loan warehouse and other facilities	750,089	5.18% - 5.48%	11/13/27 - 1/15/29
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	23,932	5.40% / 5.94%	6/25/49 / 11/25/53
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	17,621	7.15%	11/25/53
Unsecured line of credit	—	—	3/31/31
Participation agreements	602	4.49% - 5.82%	5/4/27 / 7/28/32
	6,803,915
Discount on bonds and notes payable and debt issuance costs	(34,928)
Total	$6,768,987

	As of December 31, 2025
	Carrying amount	Interest rate range	Final maturity
Variable-rate bonds and notes issued in FFELP loan asset-backed securitizations:
Bonds and notes based on indices	$6,448,212	4.35% - 5.85%	3/22/32 - 11/27/90
Bonds and notes based on auction	24,150	0.01% - 5.10%	3/22/32 - 8/25/37
Total FFELP variable-rate bonds and notes	6,472,362
Fixed-rate bonds and notes issued in FFELP loan asset-backed securitizations	302,791	1.42% - 3.45%	10/25/67 - 8/27/68
FFELP loan warehouse facility	213,982	4.83% / 4.84%	1/29/27
Consumer loan warehouse and other facilities	767,951	5.01% - 5.67%	11/13/27 - 2/29/28
Variable-rate bonds and notes issued in private education loan asset-backed securitizations	35,770	5.15% / 6.12%	6/25/49 / 11/25/53
Fixed-rate bonds and notes issued in private education loan asset-backed securitization	27,391	7.15%	11/25/53
Unsecured line of credit	—	—	9/22/26
Participation agreements	1,322	4.53% - 5.82%	5/4/26 / 7/28/32
	7,821,569
Discount on bonds and notes payable and debt issuance costs	(40,642)
Total	$7,780,927

Warehouse and Other Facilities
The Company funds a portion of its loan acquisitions through the use of warehouse and other secured facilities. Loan warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements. The following table summarizes the Company's warehouse and other facilities as of September 30, 2026:

Type of loans	Maximum financing amount	Amount outstanding	Amount available	Expiration of liquidity provisions	Final maturity date	Advance rate	Advanced as equity support
FFELP (a)	$475,000	456,274	18,726	3/30/2027	3/30/2028	note (b)	$29,225
Consumer loans and other financing receivables	$925,000	750,089	174,911	11/13/2026 - 7/15/2028	11/13/2027 - 1/15/2029	50% - 90%	$110,888
(a)    During 2026, the Company amended this facility several times. On January 30, 2026, the Company extended the liquidity provisions and final maturity date on this facility to July 31, 2026 and July 30, 2027, respectively. On May 5, 2026, the Company reduced the maximum financing amount from $800 million to $500 million. On July 31, 2026, the Company extended the liquidity provisions and final maturity date to September 30, 2026 and September 30, 2027, respectively. On September 30, 2026, the Company reduced the maximum financing amount to $475 million and extended the liquidity provisions and final maturity date to March 30, 2027 and March 30, 2028, respectively.
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
As of September 30, 2026, no amount was outstanding on the new line of credit and $435.0 million was available for future use.
Debt Repurchases
The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market or retained such instruments upon initial issuance. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties, redeem the notes at par as cash is generated by the trust estate, or pledge the securities as collateral on repurchase agreements. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale. As of September 30, 2026, the Company holds $111.3 million (par value) of its own FFELP and private education loan asset-backed securities. Upon sale, these notes would be shown as "bonds and notes payable" in the Company's consolidated balance sheet.

4.  Derivative Financial Instruments
The Company uses derivative financial instruments to manage interest rate risk. Derivative instruments used are described in note 6 of the notes to consolidated financial statements included in the 2025 Annual Report.
Non-Nelnet Bank Derivatives
Basis Swaps
The following table summarizes the Company’s Basis Swaps outstanding as of September 30, 2026 and December 31, 2025 used to economically hedge its basis risk and repricing risk on a portion of its FFELP student loan assets. The Company has entered into basis swaps in which the Company receives payments indexed to three-month SOFR and makes payments based on the one-month SOFR index (plus or minus a spread) as defined in the agreements.

Maturity	Notional amount
2026 (a)	$1,150,000
2027	250,000
$1,400,000
(a) These derivatives have maturity dates that range from November 30, 2026 through December 28, 2026.
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

	As of September 30, 2026		As of December 31, 2025
Maturity	Notional amount	Weighted-average fixed rate paid by the Company	Notional amount	Weighted-average fixed rate paid by the Company
2026	$—	—%	$200,000	3.92%
2028	50,000	3.56	50,000	3.56
2029	50,000	3.17	50,000	3.17
2030	100,000	3.63	100,000	3.63
	$200,000	3.50%	$400,000	3.71%
Nelnet Bank Derivatives
Nelnet Bank uses derivative instruments to hedge exposure to variability in cash flows from variable-rate intercompany and third-party deposits to minimize volatility from future changes in interest rates.
Interest Rate Swaps - Intercompany Deposits
Nelnet Bank's derivatives used to hedge intercompany deposits are structured so that each is economically effective; however, because these derivatives are hedging intercompany deposits, the derivative instruments are not eligible for hedge accounting in the consolidated financial statements. The following table summarizes the outstanding derivative instruments used by Nelnet Bank as of September 30, 2026 and December 31, 2025 to hedge intercompany deposits. For these derivatives, the Company receives monthly or quarterly payments based on SOFR that reset daily.

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

Interest Rate Swaps - Third-Party Deposits
The following table summarizes the outstanding derivative instruments used by Nelnet Bank as of September 30, 2026 and December 31, 2025 to hedge third-party deposits. For these derivative instruments, the Company receives monthly payments based on SOFR that reset monthly.

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

	Fair value of asset derivatives		Fair value of liability derivatives
	As of September 30, 2026	As of December 31, 2025	As of September 30, 2026	As of December 31, 2025
Nelnet Bank interest rate swaps - intercompany deposits	$8,256	614	—	1,243
Nelnet Bank interest rate swaps - third-party deposits (cash flow hedges)	2,642	—	—	484
Other derivative instruments	285	—	—	—
	$11,183	614	—	1,727
Statements of Income
The following table summarizes the components of "derivative market value adjustments and derivative settlements, net" included in the consolidated statements of income related to derivative instruments that do not qualify for hedge accounting:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Settlements:
Basis swaps	$156	156	463	463
Interest rate swaps - floor income hedges	95	438	(19)	1,293
Interest rate swaps - Nelnet Bank intercompany deposits	118	167	234	494
Other derivative instruments	—	—	437	—
Total settlements - income	369	761	1,115	2,250
Change in fair value:
Basis swaps	(153)	(147)	(451)	(429)
Interest rate swaps - floor income hedges	4,659	(314)	8,410	(5,993)
Interest rate swaps - Nelnet Bank intercompany deposits	6,172	(327)	8,886	(4,556)
Other derivative instruments	272	—	(622)	—
Total change in fair value - income (expense)	10,950	(788)	16,223	(10,978)
Derivative market value adjustments and derivative settlements, net - income (expense)	$11,319	(27)	17,338	(8,728)

5.  Investments and Notes Receivable
Total investments and notes receivable consisted of the following:

	As of September 30, 2026				As of December 31, 2025
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Investments at fair value:
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan	$51,907	3,039	(137)	54,809	36,824	2,950	(129)	39,645
FFELP loan and other debt securities - restricted (a)	158,493	3,122	(460)	161,155	172,739	3,384	(323)	175,800
Private education loan (b)	167,332	82	(12,313)	155,101	197,568	20	(13,436)	184,152
Other debt securities	157,386	2,493	(321)	159,558	55,874	2,528	—	58,402
Total Non-Nelnet Bank	535,118	8,736	(13,231)	530,623	463,005	8,882	(13,888)	457,999
Nelnet Bank:
FFELP loan	217,915	4,901	(602)	222,214	258,208	6,513	(798)	263,923
Private education loan	11,317	—	(6)	11,311	13,623	—	(37)	13,586
Other debt securities	1,181,610	1,511	(5,371)	1,177,750	569,528	1,433	(1,481)	569,480
Total Nelnet Bank	1,410,842	6,412	(5,979)	1,411,275	841,359	7,946	(2,316)	846,989
Total available-for-sale asset-backed securities	$1,945,960	15,148	(19,210)	1,941,898	1,304,364	16,828	(16,204)	1,304,988
Equity securities and funds measured at net asset value				110,722				109,648
Total investments at fair value				2,052,620				1,414,636
Other investments and notes receivable (not measured at fair value):
Nelnet Bank: Held-to-maturity asset-backed securities - FFELP loan				199,670				211,299
Venture capital, funds, and other:
Measurement alternative (c)				236,999				227,962
Equity method				267,384				248,253
Total venture capital and funds				504,383				476,215
Real estate equity method				290,718				233,167
ALLO:
Voting interest/equity method				—				—
Preferred membership interest				23,500				10,148
Total interest in ALLO				23,500				10,148
Beneficial interest in loan securitizations (d):
Consumer and private education loans, net of allowance for credit losses of $56,029 and $50,802 as of September 30, 2026 and December 31, 2025, respectively				160,967				180,262
Federally insured student loans				14,798				14,568
Total beneficial interest in loan securitizations, net of allowance				175,765				194,830
Solar (e)				(332,517)				(240,370)
Notes receivable				37,275				32,085
Tax liens, affordable housing, and other				21,648				15,961
Total other investments and notes receivable (not measured at fair value)				920,442				933,335
Total investments and notes receivable				$2,973,062				$2,347,971
(a)Represent investments held in third-party trusts as collateral for the Company’s reinsurance business.
(b)As sponsor of certain private education loan securitizations, the Company is required to provide a certain level of risk retention, and has purchased bonds issued in such securitizations to satisfy this requirement. The Company must retain these investment securities until the aggregate outstanding loan or bond balances in the securitization are met, at which time the Company can sell its investment securities (bonds) to a third party. The bonds purchased to satisfy the risk retention requirement are included in the above table and as of September 30, 2026, the amortized cost and fair value of these securities was $167.1 million and $154.9 million, respectively.

(c)The Company has an investment in Hudl, Inc. ("Hudl"). As of September 30, 2026, the carrying amount of the Company's investment in Hudl was $172.5 million. Subsequent to September 30, 2026, on October 15, 2026, the Company purchased additional ownership interests in Hudl for $3.0 million from an existing Hudl investor. This transaction was not considered an observable market transaction (not orderly) because it was not subject to customary marketing activities. Accordingly, the Company did not adjust its carrying value of its Hudl investment to the transaction value. David S. Graff, a member on the Company's Board of Directors, is CEO, co-founder, and a director of Hudl.
(d)The Company has partial ownership in certain securitizations. As of the latest remittance reports filed by the various trusts prior to or as of September 30, 2026, the Company's ownership correlates to approximately $900 million, $330 million, and $260 million of consumer, private education, and federally insured student loans, respectively, included in these securitizations.
The Company has recorded an allowance for credit losses (and related provision expense) related to certain loan securitizations, due primarily to an increase in cumulative loss expectations, of $0.9 million and $2.1 million during the three months ended September 30, 2026 and 2025, respectively, and $7.5 million and $8.6 million during the nine months ended September 30, 2026 and 2025, respectively, which is included in “provision for beneficial interests” on the consolidated statements of income.
(e)As of September 30, 2026, the Company has contributed $357.6 million and its third-party partners (syndication partners) have contributed $513.8 million in tax equity to renewable energy solar partnerships that remain outstanding. The Company's carrying value in a solar project is reduced by tax credits earned when the solar project is placed in service. As of September 30, 2026, the Company and its third-party partners have earned $401.7 million and $518.7 million, respectively, of tax credits on those projects that remain outstanding. The Company’s negative carrying value related to solar tax partnerships on the consolidated balance sheet of $332.5 million as of September 30, 2026 represents the sum of total tax credits earned on solar projects placed in service and the calculated hypothetical liquidation at book value ("HLBV") cumulative net losses through September 30, 2026 being larger than the total contributions made by the Company and its syndication partners on such projects. The negative carrying value as of September 30, 2026, excluding the portion owned by syndication partners that is reflected as "noncontrolling interests" on the consolidated balance sheet, was $137.8 million.
The following table presents (i) HLBV losses recognized by the Company and gains recognized on sales of partnership interests, including amounts attributable to third-party noncontrolling interest partners, which are included in “other, net” within “other income (expense)” on the consolidated statements of income, less (ii) solar net losses attributable to noncontrolling interest partners, which are included in “net loss attributable to noncontrolling interests” on the consolidated statements of income. The resulting amount represents the pre-tax net loss attributable to the Company.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Loss from HLBV accounting	$(27,706)	(10,884)	(79,588)	(19,963)
Gains from sales	9,165	—	16,019	8,033
Net loss from solar investments before allocation to noncontrolling interests	(18,541)	(10,884)	(63,569)	(11,930)
Net loss attributable to noncontrolling members	18,494	5,659	51,430	9,863
Net loss attributable to the Company	$(47)	(5,225)	(12,139)	(2,067)

The following table presents the amortized cost and fair value of debt securities by remaining contractual maturity:

	As of September 30, 2026
	1 year or less	After 1 year through 5 years	After 5 years through 10 years	After 10 years	Total
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan	$66	2,755	471	48,615	51,907
FFELP loan and other debt securities - restricted	—	4,349	39,690	114,454	158,493
Private education loan	—	—	220	167,112	167,332
Other debt securities	100	—	51,553	105,733	157,386
Total Non-Nelnet Bank	166	7,104	91,934	435,914	535,118
Fair value	164	7,053	91,907	431,499	530,623
Nelnet Bank:
FFELP loan	27,000	11,646	16,916	162,353	217,915
Private education loan	—	—	11,222	95	11,317
Other debt securities	—	14,696	186,917	979,997	1,181,610
Total Nelnet Bank	27,000	26,342	215,055	1,142,445	1,410,842
Fair value	26,765	26,206	319,374	1,038,930	1,411,275
Total available-for-sale asset-backed securities at amortized cost	$27,166	33,446	306,989	1,578,359	1,945,960
Total available-for-sale asset-backed securities at fair value	$26,929	33,259	411,281	1,470,429	1,941,898
Held-to-maturity asset-backed securities
Nelnet Bank:
FFELP loan - amortized cost	$—	2,273	11,756	185,641	199,670
FFELP loan - fair value	$—	2,266	11,608	190,079	203,953
Beneficial interest in loan securitizations (a):
Amortized cost	$—	—	—	—	175,765
Fair value	$—	—	—	—	193,723
(a) The Company's beneficial interest in loan securitizations is not due at a single maturity date.
The following table summarizes the unrealized positions for held-to-maturity asset-backed securities investments and the beneficial interest in loan securitizations as of September 30, 2026:

	Carrying value	Gross unrealized gains	Gross unrealized losses	Fair value
Asset-backed securities	$199,670	4,707	(424)	203,953
Beneficial interest in loan securitizations	175,765	19,514	(1,556)	193,723

The following table presents securities classified as available-for-sale that have gross unrealized losses as of September 30, 2026 and the fair value of such securities as of September 30, 2026. These securities are segregated between investments that had been in a continuous unrealized loss position for less than twelve months and twelve months or more, based on the point in time that the fair value declined below the amortized cost basis. All securities in the table below have been evaluated to determine if a credit loss exists. As part of that assessment, the Company concluded it currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses.

	As of September 30, 2026
	Unrealized loss position less than 12 months		Unrealized loss position 12 months or more		Total
	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value
Available-for-sale asset-backed securities
Non-Nelnet Bank:
FFELP loan	$(2)	398	(135)	2,414	(137)	2,812
FFELP loan and other debt securities - restricted	(211)	39,267	(249)	16,427	(460)	55,694
Private education loan	(11)	209	(12,302)	127,911	(12,313)	128,120
Other debt securities	(321)	70,695	—	—	(321)	70,695
Total Non-Nelnet Bank	(545)	110,569	(12,686)	146,752	(13,231)	257,321
Nelnet Bank:
FFELP loan	(72)	18,824	(530)	49,194	(602)	68,018
Private education loan	(1)	150	(5)	11,066	(6)	11,216
Other debt securities	(3,240)	371,890	(2,131)	38,716	(5,371)	410,606
Total Nelnet Bank	(3,313)	390,864	(2,666)	98,976	(5,979)	489,840
Total available-for-sale asset-backed securities	$(3,858)	501,433	(15,352)	245,728	(19,210)	747,161
The following table summarizes the gross proceeds received and gross realized gains and losses related to sales of available-for-sale asset-backed securities:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Gross proceeds from sales	$162,016	96,345	310,037	205,954

Gross realized gains	$1,045	1,145	2,011	2,701
Gross realized losses	(218)	(291)	(282)	(770)
Net gains	$827	854	1,729	1,931
Equity securities and funds measured at net asset value
The following table summarizes the unrealized gains and losses related to equity securities and funds measured at net asset value held at September 30, 2026 and 2025. Realized and unrealized gains/losses are included in "other, net" in "other income (expense)" on the consolidated statements of income.

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Unrealized (losses) gains recognized during the period, net	$(4,819)	1,442	(2,131)	5,577
Less: realized (gains) losses on securities sold during the period, net	(215)	(225)	1,664	(224)
Unrealized (losses) gains on securities still held as of the reporting date, net	$(4,604)	1,667	(3,795)	5,801

6. Business Combinations
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
Nelnet Business Services (NBS) Acquisitions
The Education Technology Services and Payments operating segment (referred to as NBS) completed three acquisitions during 2026 for total consideration of $30.9 million to expand this segment's global education technology offerings and customer base. The purchase price allocation for these acquisitions, including the recognition of goodwill, was not complete as of September 30, 2026, and remains subject to finalization during the measurement period. The impact of these acquisitions did not have a material impact on the segment's results of operations for the three and nine months ended September 30, 2026.
On April 30, 2026, the Company acquired 100 percent of the outstanding stock of Australia‑based Invision Marketing Services Pty Ltd which is the owner of the Passtab brand. Passtab is a leading school visitor, contractor, and compliance management platform, expanding Nelnet's global education technology offerings.
On July 1, 2026, the Company acquired 100 percent of the net assets of WMTek, doing business as Site Stacker. Site Stacker is a software platform that provides customer relationship management, online giving, website building, and automation solutions for nonprofit organizations.

On September 30, 2026, the Company acquired 100 percent of the outstanding stock of Entab Infotech (Entab). Entab is a New Delhi-based provider of school administration, management, and learning technology software, servicing more than 1,000 schools across India. The acquisition extends Nelnet's global education technology offerings into India's K-12 education market.
7. Intangible Assets
Intangible assets consisted of the following:

	Weighted-average remaining useful life as of September 30, 2026 (months)
		As of	As of
		September 30, 2026	December 31, 2025
Amortizable intangible assets, net:
Customer relationships (net of accumulated amortization of $68,075 and $58,561, respectively)	76	$70,082	29,283
Computer software (net of accumulated amortization of $3,940)	48	27,988	—
Total amortizable intangible assets, net	68	$98,070	29,283
The Company recorded amortization expense on its intangible assets of $5.3 million and $1.5 million for the three months ended September 30, 2026 and 2025, respectively, and $13.6 million and $4.6 million during the nine months ended September 30, 2026 and 2025, respectively. The Company will continue to amortize intangible assets over their remaining useful lives. As of September 30, 2026, the Company estimates it will record amortization expense as follows:

2026 (October 1 - December 31)	$5,227
2027	20,774
2028	20,410
2029	16,759
2030	15,718
2031 and thereafter	19,182
$98,070
8. Goodwill
The change in the carrying amount of goodwill by reportable operating segment was as follows:

			Nelnet Financial Services
	Loan Servicing and Systems	Education Technology Services and Payments	Asset Generation and Management	Nelnet Bank	NFS Other Operating Segments	Corporate and Other Activities	Total
Goodwill as of December 31, 2025	$23,639	92,507	41,883	—	—	—	158,029
Goodwill acquired during the period	46,969	—	—	—	—	—	46,969
Foreign currency translation	(1,068)	—	—	—	—	—	(1,068)
Goodwill as of March 31, 2026	69,540	92,507	41,883	—	—	—	203,930
Goodwill acquired during the period	—	3,017	—	—	—	—	3,017
Purchase price allocation adjustment	845	—	—	—	—	—	845
Foreign currency translation	(845)	(112)	—	—	—	—	(957)
Goodwill as of June 30, 2026	69,540	95,412	41,883	—	—	—	206,835
Goodwill acquired during the period	—	6,336	—	—	—	—	6,336
Foreign currency translation	(18)	15	—	—	—	—	(3)
Goodwill as of September 30, 2026	$69,522	101,763	41,883	—	—	—	213,168

9.  Bank Deposits
The following table summarizes Nelnet Bank’s deposits, excluding intercompany deposits:

	As of	As of
	September 30, 2026	December 31, 2025
Retail and other savings	$2,030,917	1,337,873
Brokered CDs, net of brokered deposit fees	498,334	311,015
Retail and other CDs, net of issuance fees	36,766	20,285
Total interest-bearing deposits	$2,566,017	1,669,173
As of September 30, 2026 and December 31, 2025, Nelnet Bank had intercompany deposits from Nelnet, Inc. and its subsidiaries totaling $239.2 million and $93.8 million, respectively, including a $40.0 million pledged deposit from Nelnet, Inc. as required under a Capital and Liquidity Maintenance Agreement with the FDIC. All intercompany deposits held at Nelnet Bank are eliminated for consolidated financial reporting purposes.
The following table presents the remaining maturities of certificates of deposit as of September 30, 2026:

One year or less	$275,301
After one year to two years	66,080
After two years to three years	78,250
After three years to four years	30,453
After four years to five years	30,686
After five years	54,330
Total	$535,100
Deposits that exceeded the FDIC insurance limits as of September 30, 2026 were $40.8 million, the majority of which were intercompany deposits from Nelnet, Inc. and its subsidiaries.
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

	Common shareholders	Unvested restricted stock shareholders	Total	Common shareholders	Unvested restricted stock shareholders	Total
	Three months ended September 30,
	2026			2025
Numerator:
Net income attributable to Nelnet, Inc.	$74,818	1,375	76,193	104,750	1,934	106,684
Denominator:
Weighted-average common shares outstanding - basic and diluted	35,198,951	646,712	35,845,663	35,657,976	658,339	36,316,315
Earnings per share - basic and diluted	$2.13	2.13	2.13	2.94	2.94	2.94

	Nine months ended September 30,
	2026			2025
Numerator:
Net income attributable to Nelnet, Inc.	$210,104	3,877	213,981	363,914	6,789	370,703
Denominator:
Weighted-average common shares outstanding - basic and diluted	35,333,919	651,928	35,985,847	35,759,099	667,089	36,426,188
Earnings per share - basic and diluted	$5.95	5.95	5.95	10.18	10.18	10.18

11.  Segment Reporting
See note 16 of the notes to consolidated financial statements included in the 2025 Annual Report for a description of the Company's operating segments. The following tables present the results of each of the Company's reportable operating segments reconciled to the consolidated financial statements:

	Three months ended September 30, 2026
	Reportable Segments					Reconciling Items
	Loan Servicing and Systems (LSS)	Education Technology Services and Payments (ETSP)	Asset Generation and Management	Nelnet Bank	Total Reportable Segments	NFS Other Operating Segments	Corporate and Other Activities	Eliminations/ Reclassifications	Total
Interest income:
Loan interest	$—	—	139,598	27,009	166,607	—	—	—	166,607
Investment interest	830	7,194	9,234	18,929	36,187	8,129	2,321	(4,202)	42,435
Total interest income	830	7,194	148,832	45,938	202,794	8,129	2,321	(4,202)	209,042
Interest expense	486	—	83,663	25,565	109,714	1,511	624	(4,202)	107,647
Net interest income	344	7,194	65,169	20,373	93,080	6,618	1,697	—	101,395
Less provision (negative provision) for loan losses	—	—	34,539	4,824	39,363	—	—	—	39,363
Less provision for beneficial interests	—	—	906	—	906	—	—	—	906
Net interest income after provision	344	7,194	29,724	15,549	52,811	6,618	1,697	—	61,126
Other income (expense):
LSS revenue	139,802	—	—	—	139,802	—	—	—	139,802
ETSP revenue	—	132,881	—	—	132,881	—	—	—	132,881
Intersegment revenue	4,501	74	—	—	4,575	—	—	(4,575)	—
Reinsurance premiums earned	—	—	—	—	—	44,485	—	—	44,485
Solar construction revenue	—	—	—	—	—	—	—	—	—
Other, net	109	411	21,388	3,099	25,007	(7,849)	(10,456)	8	6,710
Gain on partial redemption of ALLO investment	—	—	—	—	—	—	—	—	—
Derivative settlements, net	—	—	251	118	369	—	—	—	369
Derivative market value adjustments, net	—	—	4,778	6,172	10,950	—	—	—	10,950
Total other income (expense), net	144,412	133,366	26,417	9,389	313,584	36,636	(10,456)	(4,567)	335,197
Cost of services and expenses:
Total cost of services	2,087	49,491	—	—	51,578	—	—	—	51,578
Salaries and benefits	75,020	44,151	1,811	3,788	124,770	1,725	21,250	(12)	147,733
Depreciation and amortization	4,863	3,036	—	102	8,001	—	2,279	—	10,280
Reinsurance losses and underwriting expenses	—	—	—	—	—	35,570	—	—	35,570
Postage expense	8,303				8,303			(8,303)	—
Servicing fees			7,177	1,967	9,144			(9,144)	—
Other expenses (a)	20,613	12,182	1,315	2,486	36,596	2,440	18,164	12,957	70,157
Intersegment expenses, net	17,405	6,148	1,258	893	25,704	435	(26,065)	(74)	—
Total operating expenses	126,204	65,517	11,561	9,236	212,518	40,170	15,628	(4,576)	263,740
Income (loss) before income taxes	16,465	25,552	44,580	15,702	102,299	3,084	(24,387)	9	81,005
Income tax (expense) benefit	(3,951)	(6,133)	(10,697)	(3,736)	(24,517)	(733)	432	—	(24,818)
Net income (loss)	12,514	19,419	33,883	11,966	77,782	2,351	(23,955)	9	56,187
Net (income) loss attributable to noncontrolling interests	—	—	(8)	—	(8)	(29)	20,052	(9)	20,006
Net income (loss) attributable to Nelnet, Inc.	$12,514	19,419	33,875	11,966	77,774	2,322	(3,903)	—	76,193

Total assets as of September 30, 2026	$372,495	539,836	8,592,790	3,421,080	12,926,201	1,151,788	643,432	(584,311)	14,137,110
(a)    Other expenses for each reportable segment consist primarily of the following:
LSS - professional fees, software, and computer services and subscriptions.
ETSP - advertising, professional fees, analysis fees, computer services and subscriptions, and travel.
AGM - trustee fees, professional fees, travel, and management fee expense.
Nelnet Bank - marketing, consulting and professional fees, software, and FDIC insurance.

	Three months ended September 30, 2025
	Reportable Segments					Reconciling Items
	Loan Servicing and Systems (LSS)	Education Technology Services and Payments (ETSP)	Asset Generation and Management	Nelnet Bank	Total Reportable Segments	NFS Other Operating Segments	Corporate and Other Activities	Eliminations/ Reclassifications	Total
Interest income:
Loan interest	$—	—	145,984	16,733	162,717	—	—	—	162,717
Investment interest	531	8,564	12,051	14,849	35,995	14,985	3,134	(10,872)	43,241
Total interest income	531	8,564	158,035	31,582	198,712	14,985	3,134	(10,872)	205,958
Interest expense	—	—	113,350	16,179	129,529	1,359	692	(10,872)	120,708
Net interest income	531	8,564	44,685	15,403	69,183	13,626	2,442	—	85,250
Less provision (negative provision) for loan losses	—	—	(7,374)	3,811	(3,563)	—	—	—	(3,563)
Less provision for beneficial interests	—	—	2,145	—	2,145	—	—	—	2,145
Net interest income after provision	531	8,564	49,914	11,592	70,601	13,626	2,442	—	86,668
Other income (expense):
LSS revenue	151,052	—	—	—	151,052	—	—	—	151,052
ETSP revenue	—	129,321	—	—	129,321	—	—	—	129,321
Intersegment revenue	5,313	70	—	—	5,383	—	—	(5,383)	—
Reinsurance premiums earned	—	—	—	—	—	23,165	—	—	23,165
Solar construction revenue	—	—	—	—	—	—	5,738	—	5,738
Other, net	105	—	(2,277)	1,308	(864)	5,674	28,336	112	33,258
Gain on partial redemption of ALLO investment	—	—	—	—	—	—	—	—	—
Derivative settlements, net	—	—	594	167	761	—	—	—	761
Derivative market value adjustments, net	—	—	(461)	(327)	(788)	—	—	—	(788)
Total other income (expense), net	156,470	129,391	(2,144)	1,148	284,865	28,839	34,074	(5,271)	342,507
Cost of services and expenses:
Total cost of services	2,021	50,363	—	—	52,384	—	7,607	—	59,991
Salaries and benefits	70,126	43,029	1,971	2,817	117,943	668	26,193	(26)	144,778
Depreciation and amortization	1,725	2,504	—	355	4,584	—	2,743	—	7,327
Reinsurance losses and underwriting expenses	—	—	—	—	—	19,962	—	—	19,962
Postage expense	8,735				8,735			(8,735)	—
Servicing fees			6,687	838	7,525			(7,525)	—
Other expenses (a)	10,862	10,682	1,243	1,916	24,703	1,103	23,756	11,107	60,669
Intersegment expenses, net	17,262	6,420	1,248	726	25,656	289	(25,741)	(204)	—
Total operating expenses	108,710	62,635	11,149	6,652	189,146	22,022	26,951	(5,383)	232,736
Income (loss) before income taxes	46,270	24,957	36,621	6,088	113,936	20,443	1,958	112	136,448
Income tax (expense) benefit	(11,105)	(5,990)	(8,783)	(1,483)	(27,361)	(4,866)	(3,547)	—	(35,773)
Net income (loss)	35,165	18,967	27,838	4,605	86,575	15,577	(1,589)	112	100,675
Net (income) loss attributable to noncontrolling interests	—	—	(27)	—	(27)	(169)	6,317	(112)	6,009
Net income (loss) attributable to Nelnet, Inc.	$35,165	18,967	27,811	4,605	86,548	15,408	4,728	—	106,684

Total assets as of September 30, 2025	$200,205	525,704	10,042,521	2,003,322	12,771,752	1,330,228	671,263	(896,561)	13,876,682
(a)    Other expenses for each reportable segment consist primarily of the following:
LSS - communications, professional fees, software, and computer services and subscriptions.
ETSP - advertising, professional fees, analysis fees, computer services and subscriptions, and travel.
AGM - trustee fees and professional fees.
Nelnet Bank - marketing, consulting and professional fees, collection costs, software, FDIC insurance, and management fee expense.

	Nine months ended September 30, 2026
	Reportable Segments					Reconciling Items
	Loan Servicing and Systems (LSS)	Education Technology Services and Payments (ETSP)	Asset Generation and Management	Nelnet Bank	Total Reportable Segments	NFS Other Operating Segments	Corporate and Other Activities	Eliminations/ Reclassifications	Total
Interest income:
Loan interest	$—	—	432,214	70,014	502,228	—	—	—	502,228
Investment interest	2,837	18,045	30,221	54,108	105,211	24,456	7,621	(14,335)	122,953
Total interest income	2,837	18,045	462,435	124,122	607,439	24,456	7,621	(14,335)	625,181
Interest expense	1,320	—	266,644	66,629	334,593	4,055	1,819	(14,335)	326,132
Net interest income	1,517	18,045	195,791	57,493	272,846	20,401	5,802	—	299,049
Less provision (negative provision) for loan losses	—	—	124,331	9,353	133,684	—	—	—	133,684
Less provision for beneficial interests	—	—	7,477	—	7,477	—	—	—	7,477
Net interest income after provision	1,517	18,045	63,983	48,140	131,685	20,401	5,802	—	157,888
Other income (expense):
LSS revenue	399,888	—	—	—	399,888	—	—	—	399,888
ETSP revenue	—	406,200	—	—	406,200	—	—	—	406,200
Intersegment revenue	14,305	220	—	—	14,525	—	—	(14,525)	—
Reinsurance premiums earned	—	—	—	—	—	107,645	—	—	107,645
Solar construction revenue	—	—	—	—	—	—	—	—	—
Other, net	(159)	2,313	67,399	5,220	74,773	(314)	(38,943)	32	35,548
Gain on partial redemption of ALLO investment	—	—	—	—	—	—	—	—	—
Derivative settlements, net	—	—	444	234	678	—	437	—	1,115
Derivative market value adjustments, net	—	—	8,244	8,886	17,130	—	(907)	—	16,223
Total other income (expense), net	414,034	408,733	76,087	14,340	913,194	107,331	(39,413)	(14,493)	966,619
Cost of services and expenses:
Total cost of services	6,262	138,626	—	—	144,888	—	—	—	144,888
Salaries and benefits	217,565	132,443	5,322	10,293	365,623	4,806	69,373	(34)	439,768
Depreciation and amortization	13,937	7,847	—	761	22,545	—	7,047	—	29,592
Reinsurance losses and underwriting expenses	—	—	—	—	—	91,984	—	—	91,984
Postage expense	25,346				25,346			(25,346)	—
Servicing fees			23,082	4,829	27,911			(27,911)	—
Other expenses (a)	49,999	36,656	3,366	5,606	95,627	5,362	56,221	38,985	196,195
Intersegment expenses, net	51,357	18,475	4,006	2,245	76,083	1,377	(77,240)	(220)	—
Total operating expenses	358,204	195,421	35,776	23,734	613,135	103,529	55,401	(14,526)	757,539
Income (loss) before income taxes	51,085	92,731	104,294	38,746	286,856	24,203	(89,012)	33	222,080
Income tax (expense) benefit	(12,260)	(22,255)	(25,022)	(9,152)	(68,689)	(5,819)	9,687	—	(64,821)
Net income (loss)	38,825	70,476	79,272	29,594	218,167	18,384	(79,325)	33	157,259
Net (income) loss attributable to noncontrolling interests	—	—	(35)	—	(35)	44	56,746	(33)	56,722
Net income (loss) attributable to Nelnet, Inc.	$38,825	70,476	79,237	29,594	218,132	18,428	(22,579)	—	213,981

Total assets as of September 30, 2026	$372,495	539,836	8,592,790	3,421,080	12,926,201	1,151,788	643,432	(584,311)	14,137,110
(a)    Other expenses for each reportable segment consist primarily of the following:
LSS - professional fees, software, and computer services and subscriptions.
ETSP - advertising, professional fees, analysis fees, computer services and subscriptions, and travel.
AGM - trustee fees, professional fees, and travel.
Nelnet Bank - marketing, consulting and professional fees, software, and FDIC insurance.

	Nine months ended September 30, 2025
	Reportable Segments					Reconciling Items
	Loan Servicing and Systems (LSS)	Education Technology Services and Payments (ETSP)	Asset Generation and Management	Nelnet Bank	Total Reportable Segments	NFS Other Operating Segments	Corporate and Other Activities	Eliminations/ Reclassifications	Total
Interest income:
Loan interest	$—	—	457,752	43,508	501,260	—	—	—	501,260
Investment interest	1,875	20,921	37,462	41,278	101,536	32,676	8,107	(17,504)	124,815
Total interest income	1,875	20,921	495,214	84,786	602,796	32,676	8,107	(17,504)	626,075
Interest expense	—	—	347,719	42,928	390,647	3,558	1,976	(17,504)	378,677
Net interest income	1,875	20,921	147,495	41,858	212,149	29,118	6,131	—	247,398
Less provision (negative provision) for loan losses	—	—	16,770	12,934	29,704	—	—	—	29,704
Less provision for beneficial interests	—	—	8,632	—	8,632	—	—	—	8,632
Net interest income after provision	1,875	20,921	122,093	28,924	173,813	29,118	6,131	—	209,062
Other income (expense):
LSS revenue	392,517	—	—	—	392,517	—	—	—	392,517
ETSP revenue	—	394,836	—	—	394,836	—	—	—	394,836
Intersegment revenue	16,600	198	—	—	16,798	—	—	(16,798)	—
Reinsurance premiums earned	—	—	—	—	—	73,964	—	—	73,964
Solar construction revenue	—	—	—	—	—	—	10,992	—	10,992
Other, net	331	—	10,135	1,842	12,308	12,050	56,176	304	80,839
Gain on partial redemption of ALLO investment	—	—	—	—	—	—	175,044	—	175,044
Derivative settlements, net	—	—	1,756	494	2,250	—	—	—	2,250
Derivative market value adjustments, net	—	—	(6,422)	(4,556)	(10,978)	—	—	—	(10,978)
Total other income (expense), net	409,448	395,034	5,469	(2,220)	807,731	86,014	242,212	(16,494)	1,119,464
Cost of services and expenses:
Total cost of services	5,500	138,254	—	—	143,754	—	29,485	—	173,239
Salaries and benefits	205,249	126,368	4,661	8,424	344,702	1,685	71,472	(160)	417,700
Depreciation and amortization	6,199	7,439	—	1,046	14,684	—	9,522	—	24,206
Reinsurance losses and underwriting expenses	—	—	—	—	—	67,836	—	—	67,836
Postage expense	25,861				25,861			(25,861)	—
Servicing fees			20,700	2,329	23,029			(23,029)	—
Other expenses (a)	32,793	29,634	4,595	5,243	72,265	4,161	56,349	32,817	165,592
Intersegment expenses, net	50,980	18,297	3,758	2,089	75,124	854	(75,413)	(565)	—
Total operating expenses	321,082	181,738	33,714	19,131	555,665	74,536	61,930	(16,798)	675,334
Income (loss) before income taxes	84,741	95,963	93,848	7,573	282,125	40,596	156,928	304	479,953
Income tax (expense) benefit	(20,338)	(23,042)	(22,508)	(1,816)	(67,704)	(9,645)	(42,945)	—	(120,294)
Net income (loss)	64,403	72,921	71,340	5,757	214,421	30,951	113,983	304	359,659
Net (income) loss attributable to noncontrolling interests	—	45	(67)	—	(22)	(407)	11,777	(304)	11,044
Net income (loss) attributable to Nelnet, Inc.	$64,403	72,966	71,273	5,757	214,399	30,544	125,760	—	370,703

Total assets as of September 30, 2025	$200,205	525,704	10,042,521	2,003,322	12,771,752	1,330,228	671,263	(896,561)	13,876,682
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

12. Disaggregated Revenue
The following tables present disaggregated revenue for the Company's fee-based operating segments:
Loan Servicing and Systems

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Department of Education loan servicing (a)	$81,792	112,798	232,551	285,896
Canada student loan servicing (b)	16,518	—	45,533	—
Private education and consumer loan servicing	25,780	24,293	77,556	69,721
FFELP loan servicing	1,821	2,035	6,043	6,909
Software services	12,425	10,584	35,572	27,027
Outsourced services	1,466	1,342	2,633	2,964
Loan servicing and systems revenue	$139,802	151,052	399,888	392,517
(a)    Upon reaching final agreements with the Department of Education (the "Department"), the Company recognized $5.3 million and $32.9 million of revenue during the third quarter of 2026 and 2025, respectively, related to contract modifications for services previously performed.
(b)    On February 2, 2026, the Company acquired a Canadian student loan servicing business, NDS Canada. The operating results of NDS Canada are included in the Company's consolidated operating results beginning on the acquisition date of February 2, 2026. See note 6 for additional information.
Education Technology Services and Payments

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Tuition payment plan services	$33,797	32,971	112,656	109,057
Payment processing	64,319	59,484	159,616	148,535
Education technology services	34,018	36,323	132,444	136,499
Other	747	543	1,484	745
Education technology services and payments revenue	$132,881	129,321	406,200	394,836
Other Income (Expense)
The following table presents the components of "other, net" in "other income (expense)" on the consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Borrower late fee income	$7,892	1,817	24,140	5,046
Investment activity, net (a)	6,570	42,317	42,363	70,616
Administration/sponsor fee income	1,612	2,267	4,766	4,978
Investment advisory services (WRCM)	1,334	2,010	4,049	4,987
Gain (loss) on debt repurchases	14	(8,304)	2,119	(7,865)
Loss from solar investments, net	(18,541)	(10,884)	(63,569)	(11,930)
Other	7,829	4,035	21,680	15,007
Other, net	$6,710	33,258	35,548	80,839
(a)    In August 2025, CompanyCam, Inc. ("CompanyCam"), a technology company in which the Company holds an interest, completed an additional equity raise and accepted tender offers to redeem existing equity holders. The Company had a portion of its interests redeemed and received cash proceeds of $10.1 million and recognized a pre-tax gain of $7.8 million. The Company accounts for its interest in CompanyCam using the measurement alternative method, which requires it to adjust its carrying value for changes resulting from observable market transactions. As a result of CompanyCam’s equity raise, the Company recognized a pre-tax gain of $22.4 million during the third quarter of 2025 to adjust its carrying value of its remaining interest in CompanyCam to reflect the August 2025 transaction value.

13.  Reinsurance
The following table presents reinsurance premiums written and earned and loss reserves, commissions, and broker fees:

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Premiums written:
Assumed	$58,199	51,244	160,967	147,178
Ceded	(12,685)	(19,709)	(32,287)	(53,678)
Net premiums written	$45,514	31,535	128,680	93,500
Premiums earned:
Assumed	$57,929	42,178	153,721	133,981
Ceded	(13,444)	(19,013)	(46,076)	(60,017)
Net premiums earned	$44,485	23,165	107,645	73,964
Loss reserve, commissions, and broker fees:
Assumed	$46,053	37,490	132,339	125,231
Ceded	(10,483)	(17,528)	(40,355)	(57,395)
Reinsurance losses and underwriting expenses	$35,570	19,962	91,984	67,836
The Company’s loss reserve balance, net of amounts ceded to reinsurers, was $104.5 million and $72.3 million as of September 30, 2026 and December 31, 2025, respectively, which is included in "other liabilities" on the consolidated balance sheets.
14.  Major Customer
The Company earns loan servicing revenue from a servicing contract with the Department that became effective in April 2023 and has a five-year base period, with 2 two-year and 1 one-year possible extensions. Revenue earned by the Company related to this contract was $81.8 million and $112.8 million for the three months ended September 30, 2026 and 2025, respectively, and $232.6 million and $285.9 million for the nine months ended September 30, 2026 and 2025, respectively.
15.  Fair Value
The following tables present the Company’s financial assets and liabilities that are measured at fair value on a recurring basis:

	As of September 30, 2026			As of December 31, 2025
	Level 1	Level 2	Total	Level 1	Level 2	Total
Assets:
Investments:
Asset-backed debt securities - available-for-sale	$100	1,941,798	1,941,898	100	1,304,888	1,304,988
Equity securities	15,404	—	15,404	22,107	—	22,107
Equity securities measured at net asset value (a)			95,318			87,541
Total investments	15,504	1,941,798	2,052,620	22,207	1,304,888	1,414,636
Derivative instruments	—	11,183	11,183	—	614	614
Total assets	$15,504	1,952,981	2,063,803	22,207	1,305,502	1,415,250
Liabilities:
Derivative instruments	$—	—	—	—	1,727	1,727
Total liabilities	$—	—	—	—	1,727	1,727
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

	As of September 30, 2026
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$9,533,180	9,122,199	—	—	9,533,180
Accrued loan interest receivable	548,128	548,128	—	548,128	—
Cash and cash equivalents	211,016	211,016	211,016	—	—
Investments at fair value	2,052,620	2,052,620	15,504	1,941,798	—
Investments - held-to-maturity asset-backed securities	203,953	199,670	—	203,953	—
Notes receivable	37,275	37,275	—	37,275	—
Beneficial interest in loan securitizations	193,723	175,765	—	—	193,723
Restricted cash	229,223	229,223	229,223	—	—
Restricted cash – due to customers	218,199	218,199	218,199	—	—
Derivative instruments	11,183	11,183	—	11,183	—
Financial liabilities:
Bonds and notes payable	6,793,067	6,768,987	—	6,793,067	—
Accrued interest payable	16,125	16,125	—	16,125	—
Bank deposits	2,528,564	2,566,017	1,407,836	1,120,728	—
Due to customers	504,895	504,895	504,895	—	—
Derivative instruments	—	—	—	—	—

	As of December 31, 2025
	Fair value	Carrying value	Level 1	Level 2	Level 3
Financial assets:
Loans receivable	$9,978,262	9,477,759	—	—	9,978,262
Accrued loan interest receivable	528,936	528,936	—	528,936	—
Cash and cash equivalents	295,983	295,983	295,983	—	—
Investments at fair value	1,414,636	1,414,636	22,207	1,304,888	—
Investments - held-to-maturity asset-backed securities	215,722	211,299	—	215,722	—
Notes receivable	32,085	32,085	—	32,085	—
Beneficial interest in loan securitizations	211,398	194,830	—	—	211,398
Restricted cash	357,639	357,639	357,639	—	—
Restricted cash – due to customers	319,924	319,924	319,924	—	—
Derivative instruments	614	614	—	614	—
Financial liabilities:
Bonds and notes payable	7,784,936	7,780,927	—	7,784,936	—
Accrued interest payable	20,426	20,426	—	20,426	—
Bank deposits	1,658,675	1,669,173	1,040,077	618,598	—
Due to customers	457,844	457,844	457,844	—	—
Derivative instruments	1,727	1,727	—	1,727	—
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Management’s Discussion and Analysis of Financial Condition and Results of Operations is for the three and nine months ended September 30, 2026 and 2025. All dollars are in thousands, except per share amounts, unless otherwise noted.)
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
The forward-looking statements are based on assumptions and analyses made by management in light of management's experience and its perception of historical trends, current conditions, expected future developments, and other factors that management believes are appropriate under the circumstances. These statements are subject to known and unknown risks, uncertainties, assumptions, and other factors that may cause the actual results and performance to be materially different from any future results or performance expressed or implied by such forward-looking statements. These factors include, among others, the risks and uncertainties set forth in the “Risk Factors” section of the 2025 Annual Report and include such risks and uncertainties as:
•risks related to the ability to successfully maintain and increase allocated volumes of student loans serviced by the Company under existing and future servicing contracts, risks related to unfavorable contract modifications or interpretations, risks related to consistently meeting service requirements to avoid the assessment of performance penalties, and risks related to the Company's ability to comply with agreements with third-party customers for the servicing of Federal Direct Loan Program, Canadian, FFEL Program, private education, and consumer loans;
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

OVERVIEW
The Company is an operating holding company with primary businesses in consumer lending, loan servicing, payments, and technology-enabled services, many of which are focused on serving customers in the education sector. The Company conducts these activities both directly and through its wholly-owned and majority-owned subsidiaries, and actively manages and operates its businesses on an integrated basis. Nelnet’s largest operating and technology platforms support loan servicing and education-related technology and payment solutions. A significant portion of the Company’s revenue is derived from net interest income earned on a portfolio of federally insured student loans, a substantial portion of which is serviced by the Company.
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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
GAAP net income attributable to Nelnet, Inc.	$76,193	106,684	213,981	370,703
Realized and unrealized derivative market value adjustments (a)	(10,950)	788	(16,223)	10,978
Tax effect (b)	2,628	(189)	3,894	(2,635)
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$67,871	107,283	201,652	379,046
Earnings per share:
GAAP net income attributable to Nelnet, Inc.	$2.13	2.94	5.95	10.18
Realized and unrealized derivative market value adjustments (a)	(0.31)	0.02	(0.45)	0.30
Tax effect (b)	0.07	(0.01)	0.10	(0.07)
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$1.89	2.95	5.60	10.41
(a)"Derivative market value adjustments" includes both the realized portion of gains and losses (corresponding to variation margin received or paid on derivative instruments that are settled daily at a central clearinghouse) and the unrealized portion of gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP. "Derivative market value adjustments" does not include "derivative settlements" that represent the cash paid or received during the respective period to settle with derivative instrument counterparties the economic effect of the Company's derivative instruments based on their contractual terms.
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
In addition to AGM and Nelnet Bank, the NFS division's other operating segments that are not reportable include the operating results of:
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

The information below presents the operating results (net income (loss) before taxes) for each of the Company's reportable and certain other operating segments reconciled to the consolidated financial statements for the three and nine months ended September 30, 2026 and 2025. See "Results of Operations" for additional detail regarding each reportable operating segment, the NFS operating segments, and Corporate and Other Activities under this Item 2.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
NDS	$16,465	46,270	51,085	84,741
NBS	25,552	24,957	92,731	95,963
Nelnet Financial Services division:
AGM	44,580	36,621	104,294	93,848
Nelnet Bank	15,702	6,088	38,746	7,573
NFS other operating segments	3,084	20,443	24,203	40,596
Corporate:
Unallocated shared services and corporate costs	(8,765)	(9,909)	(33,470)	(31,819)
Solar tax equity	(19,245)	(15,497)	(63,211)	(16,184)
Nelnet Renewable Energy - solar construction	(161)	(6,025)	(2,729)	(30,201)
Other corporate operating segments	3,793	33,501	10,431	235,436
Net income before taxes	81,005	136,448	222,080	479,953
Income tax expense	(24,818)	(35,773)	(64,821)	(120,294)
Net loss attributable to noncontrolling interests	20,006	6,009	56,722	11,044
Net income	$76,193	106,684	213,981	370,703
Impact of Transactions on 2026 Operating Results Compared with 2025
Operating results for the three and nine months ended September 30, 2026, compared with the same periods in 2025, were significantly affected by several transactions, as summarized below.
NDS: Government Servicing Contract
Upon reaching final agreements with the Department, the Company's Loan Servicing and Systems operating segment (NDS) recognized $5.3 million and $32.9 million of revenue during the three months ended September 30, 2026 and 2025, respectively, related to contract modifications for services previously performed.
AGM: Reversal of Provision for Loan Losses for Loans Sold
AGM's income before taxes increased in 2026 compared with 2025 due to increased loan spread, growth in AGM's consumer loan portfolio, and income from interests in joint ventures engaged in the acquisition, ownership, and management of loan portfolios. These increases were partially offset by the favorable impact in 2025 of the reversal of allowance for loan losses associated with the sale of consumer loans.
In July 2025, AGM sold $203.3 million of consumer loans to an unrelated third party. In connection with the sale, the Company reduced its allowance for loan losses by $28.9 million and recognized a corresponding negative provision for loan losses, which increased income in 2025.
Nelnet Bank
In its initial years, Nelnet Bank incurred operating losses as it invested in the personnel and infrastructure needed to support future growth. As the bank has matured, operating expenses have stabilized while loan, investment, and deposit balances have continued to expand. This operating leverage has contributed to increased net interest income and net income for the three and nine months ended September 30, 2026, compared with the corresponding periods in 2025.
During 2026, the Company’s AGM operating segment contributed certain student loan trusts to Nelnet Bank that included $780.7 million of federally insured loans. Following these contributions, Nelnet Bank repaid the related securitization debt and funded the loans with deposits. These transactions were a significant contributor to the increase in Nelnet Bank's loan balance during 2026.

NFS Other Operating Segments
During the three and nine months ended September 30, 2026, the Company recognized an unrealized loss of $9.3 million and $10.3 million, respectively, from changes in the fair value of certain marketable equity securities. Operating results may continue to fluctuate and be impacted in future periods by fair value adjustments of marketable equity securities.
Solar Tax Equity
During the three and nine months ended September 30, 2026, the Company recognized $18.5 million and $63.6 million, respectively, of net losses related to its solar tax equity partnerships, compared with $10.9 million and $11.9 million for the same periods in 2025. These losses reflect the accounting treatment under the HLBV method, which is influenced by contributions made to these partnerships in recent periods, partially offset by gains on sales of partnership interests. The HLBV method generally results in the recognition of accelerated losses in the early years of a partnership. The Company consolidates its solar tax equity partnerships because it holds management and control rights, with third‑party investor interests reflected as noncontrolling interests. Of the net losses recognized during the three and nine months ended September 30, 2026, $18.5 million and $51.4 million, respectively, were attributed to noncontrolling interest partners, compared with $5.7 million and $9.9 million for the same periods in 2025, and are included in “net loss attributable to noncontrolling interests” in the table above. See note 5 of the notes to consolidated financial statements in this report for additional information.
Nelnet Renewable Energy (NRE)
NRE was the Company’s solar construction subsidiary, providing full‑service engineering, procurement, and construction services. Following its acquisition, NRE experienced low and, in certain cases, negative project margins. In addition, changes in legislation reducing clean energy tax incentives, tariff uncertainty, and rising construction costs adversely affected NRE's revenue and operating results. As a result of these factors, the Company sold NRE in November 2025. Prior to such sale, NRE incurred losses of $6.0 million and $30.2 million during the three and nine months ended September 30, 2025. Although the Company retained a limited number of construction contracts to complete following the sale, the Company does not expect the operating results from such contracts to be significant in future periods.
Other Corporate Operating Segments: Venture Capital
In August 2025, CompanyCam, Inc. ("CompanyCam"), a technology company in which the Company holds an interest, completed an additional equity raise and accepted tender offers to redeem existing equity holders. The Company had a portion of its interests redeemed and received cash proceeds of $10.1 million and recognized a pre-tax gain of $7.8 million. The Company accounts for its interest in CompanyCam using the measurement alternative method, which requires it to adjust its carrying value for changes resulting from observable market transactions. As a result of CompanyCam’s equity raise, the Company recognized a pre-tax gain of $22.4 million during the third quarter of 2025 to adjust its carrying value of its remaining interest in CompanyCam to reflect the August 2025 transaction value.
Other Corporate Operating Segments: ALLO
During the three months ended June 30, 2025, the Company recognized a $175.0 million gain on a partial redemption of the Company's voting membership interests in ALLO. In addition, ALLO redeemed all of the Company's preferred membership interests in ALLO that were outstanding at that time. Included in the Company's operating results for the nine months ended September 30, 2025 was $14.4 million of ALLO preferred return that was earned prior to redemption.

CONSOLIDATED RESULTS OF OPERATIONS
An analysis of the Company's consolidated operating results for the three and nine months ended September 30, 2026 compared with the same periods in 2025 is provided below.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025	Additional information
Loan interest	$166,607	162,717	502,228	501,260	Increase was due to an increase in loan discount accretion and the average balance of consumer and other loans held within the AGM and Nelnet Bank operating segments, partially offset by a decrease in the average consolidated balance of FFELP loans and gross yield earned on loans.
Investment interest	42,435	43,241	122,953	124,815	Includes income from operating cash, investments, and restricted cash in asset-backed securitizations. Decrease was due primarily to a decrease in interest rates.
Total interest income	209,042	205,958	625,181	626,075
Interest expense	107,647	120,708	326,132	378,677	Decrease was due to a decrease in the average balance of debt outstanding and a decrease in interest rates, partially offset by an increase in interest expense due to growth of deposits at Nelnet Bank.
Net interest income	101,395	85,250	299,049	247,398
Less provision (negative provision) for loan losses	39,363	(3,563)	133,684	29,704
Represents the current period provision to reflect the lifetime expected credit losses related to the Company's loan portfolio. The increase was driven by the establishment of an initial allowance for loans originated and acquired during the periods, including the significant increase in the volume of Pay Later receivables acquired since August 2025. During the third quarter of 2025, the Company reduced its allowance (and recognized negative provision expense) of $28.9 million related to consumer loan sales. See note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.

Less provision for beneficial interests	906	2,145	7,477	8,632
Represents the current period provision expense related to the Company’s beneficial interest in certain loan securitizations. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.

Net interest income after provision	61,126	86,668	157,888	209,062
Other income (expense):
LSS revenue	139,802	151,052	399,888	392,517	See LSS operating segment - results of operations.
ETSP revenue	132,881	129,321	406,200	394,836	See ETSP operating segment - results of operations.
Reinsurance premiums earned	44,485	23,165	107,645	73,964	Represents premiums earned, net of ceded portion, from reinsurance treaties on primarily property and casualty policies. Increase was due to growth of programs with existing carriers and a decrease in the ceded portion of certain treaties.
Solar construction revenue	—	5,738	—	10,992	Represents revenue earned from NRE providing solar construction services. The Company sold NRE in November 2025.
Other, net	6,710	33,258	35,548	80,839	See table below for the components of "other, net."
Gain on partial redemption of ALLO investment	—	—	—	175,044	Represents a gain recognized from the partial redemption of the Company's ALLO investment.
Derivative settlements, net	369	761	1,115	2,250	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility.
Derivative market value adjustments, net	10,950	(788)	16,223	(10,978)	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP.
Total other income (expense), net	335,197	342,507	966,619	1,119,464
Cost of services and expenses:
Loan servicing contract fulfillment and acquisition costs	2,087	2,021	6,262	5,500	Represents primarily the amortization of previously capitalized contract fulfillment costs.
Cost to provide education technology services and payments	49,491	50,363	138,626	138,254	Represents direct costs to provide payment processing, professional development, and instructional services in ETSP. See ETSP operating segment - results of operations.
Cost to provide solar construction services	—	7,607	—	29,485	Represents direct costs related to NRE providing solar construction services. The Company sold NRE in November 2025.
Total cost of services	51,578	59,991	144,888	173,239
Salaries and benefits	147,733	144,778	439,768	417,700
Increase was primarily due to the acquisition of NDS Canada during the first quarter of 2026 and higher headcount at the ETSP operating segment to support the growth of its customer base and the investment in the development of new technologies.

Depreciation and amortization	10,280	7,327	29,592	24,206	Includes depreciation of property and equipment and the amortization of intangibles from prior business acquisitions. Increase was primarily driven by an increase in amortization due to the acquisition of NDS Canada during the first quarter of 2026.
Reinsurance losses and underwriting expenses	35,570	19,962	91,984	67,836	Represents case reserve, estimated loss reserve, and amortization of acquisition costs, which consist primarily of commissions and brokerage expenses, net of ceded portion, from reinsurance treaties on primarily property and casualty policies.
Other expenses	70,157	60,669	196,195	165,592	Includes expenses such as postage and distribution, consulting and professional fees, servicing fees, marketing, travel, communications, and certain information technology-related costs. The increase was primarily due to the acquisition of NDS Canada during the first quarter of 2026 and higher information technology costs associated with enhancing existing platforms and developing new products and services.
Total operating expenses	263,740	232,736	757,539	675,334
Income before income taxes	81,005	136,448	222,080	479,953
Income tax expense	(24,818)	(35,773)	(64,821)	(120,294)
The effective tax rate was 24.57% and 25.11% for the three months ended September 30, 2026 and 2025, respectively and 23.25% and 24.50% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in the effective tax rate in 2026 as compared with 2025 was impacted by the state effective tax rate. The Company expects its effective tax rate will range between 22.5% and 24.5% for the remainder of 2026.

Net income	56,187	100,675	157,259	359,659
Net loss attributable to noncontrolling interests	20,006	6,009	56,722	11,044	Represents the net loss attributable to the holders of noncontrolling membership interests, the majority of which are related to renewable energy solar developments.
Net income attributable to Nelnet, Inc.	$76,193	106,684	213,981	370,703
Additional information:					See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP financial information.
Net income attributable to Nelnet, Inc.	$76,193	106,684	213,981	370,703
Derivative market value adjustments, net	(10,950)	788	(16,223)	10,978
Tax effect	2,628	(189)	3,894	(2,635)
Non-GAAP net income attributable to Nelnet, Inc., excluding derivative market value adjustments	$67,871	107,283	201,652	379,046

The following table summarizes the components of "other, net" in "other income (expense)" on the consolidated statements of income:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025	Additional information
Borrower late fee income	$7,892	1,817	24,140	5,046	See NFS division - results of operations - AGM operating segment.
Investment activity, net	6,570	42,317	42,363	70,616	See note (a) below for additional information. The Company anticipates fluctuations in future periodic earnings resulting from investment purchases, sales, and valuation adjustments.
Administration/sponsor fee income	1,612	2,267	4,766	4,978	See NFS division - results of operations - AGM operating segment.
Investment advisory services (WRCM)	1,334	2,010	4,049	4,987	See NFS division - results of operations - NFS other operating segments.
Gain (loss) on debt repurchases	14	(8,304)	2,119	(7,865)	During the three and nine months ended September 30, 2025, the Company repurchased $377.6 million and $520.9 million, respectively, of its outstanding debt and recognized losses on the repurchases, including amounts related to the difference between the purchase price and par value and the write-off of related debt issuance costs. See NFS division - results of operations - AGM operating segment.
Loss from solar investments, net	(18,541)	(10,884)	(63,569)	(11,930)	See Corporate - results of operations and note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Other	7,829	4,035	21,680	15,007
Other, net	$6,710	33,258	35,548	80,839
(a)    During the third quarter of 2025, the Company recognized a $7.8 million realized gain as a result of the redemption of a portion of a venture capital investment and a $22.4 million unrealized gain to adjust the carrying value of its remaining equity interests in this investment to the transaction value.
Investment activity by operating segment and investment type follows:

	Real Estate	Venture Capital and Funds	Equity Securities	Bonds	Total	Real Estate	Venture Capital and Funds	Equity Securities	Bonds	Total
	Three months ended September 30,
	2026					2025
NFS - AGM	$—	12,399	—	—	12,399	—	4,453	—	—	4,453
NFS - Nelnet Bank	—	975	—	1,732	2,707	—	641	—	741	1,382
NFS - Other Operating Segments	(2,512)	—	(9,294)	1,514	(10,292)	1,888	—	(1,431)	2,206	2,663
Corporate	—	1,536	220	—	1,756	—	33,824	(5)	—	33,819
	$(2,512)	14,910	(9,074)	3,246	6,570	1,888	38,918	(1,436)	2,947	42,317

	Nine months ended September 30,
	2026					2025
NFS - AGM	$—	36,410	—	(20)	36,390	—	9,601	—	—	9,601
NFS - Nelnet Bank	—	2,027	—	2,535	4,562	—	514	—	1,176	1,690
NFS - Other Operating Segments	(813)	—	(10,322)	4,363	(6,772)	698	—	(786)	4,941	4,853
Corporate	—	8,633	(450)	—	8,183	—	54,477	(5)	—	54,472
	$(813)	47,070	(10,772)	6,878	42,363	698	64,592	(791)	6,117	70,616

LOAN SERVICING AND SYSTEMS OPERATING SEGMENT – RESULTS OF OPERATIONS
Acquisition of NDS Canada
On February 2, 2026, the Company acquired a Canadian student loan servicing business. NDS Canada delivers technology-enabled student loan servicing for governments and a financial institution, managing 2.8 million borrowers on proprietary platforms. Beginning on the acquisition date, the operating results of NDS Canada are included in the Loan Servicing and Systems reportable operating segment. See note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.
Department of Education Servicing Contract
The Company earns loan servicing revenue from a servicing contract with the Department. Upon reaching final agreements with the Department, the Company recognized $5.3 million and $32.9 million of revenue during the third quarter of 2026 and 2025, respectively, related to contract modifications for services previously performed.
Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest income, net	$344	531	1,517	1,875
Loan servicing and systems revenue (see disaggregated revenue by service offering below)	139,802	151,052	399,888	392,517
Intersegment servicing revenue	4,501	5,313	14,305	16,600
Other income	109	105	(159)	331
Total other income	144,412	156,470	414,034	409,448
Contract fulfillment and acquisition costs	2,087	2,021	6,262	5,500
Salaries and benefits	75,020	70,126	217,565	205,249
Depreciation and amortization	4,863	1,725	13,937	6,199
Postage expense	8,303	8,735	25,346	25,861
Other expenses	20,613	10,862	49,999	32,793
Intersegment expenses	17,405	17,262	51,357	50,980
Total operating expenses	126,204	108,710	358,204	321,082
Income before income taxes	16,465	46,270	51,085	84,741
Income tax expense	(3,951)	(11,105)	(12,260)	(20,338)
Net income	$12,514	35,165	38,825	64,403

GAAP before tax operating margin	11.6%	30.0%	12.5%	21.0%
Amortization expense related to acquired intangibles from NDS Canada acquisition	1.9	—	1.9	—
Government loan servicing contract modification revenue	(3.5)	(19.0)	(1.1)	(7.0)
Non-GAAP before tax operating margin, excluding amortization expense and government loan servicing contract modification revenue (a)	10.0%	11.0%	13.3%	14.0%
(a)    Before tax operating margin, excluding amortization expense and government loan servicing contract modification revenue (as discussed above), is a non-GAAP measure of before tax operating profitability as a percentage of revenue, and for the LSS segment is calculated as income before income taxes less the government loan servicing contract modification revenue plus the amortization expense related to the acquired intangibles from the NDS Canada acquisition ($2.8 million and $7.5 million for the three and nine months ended September 30, 2026, respectively), divided by the total of loan servicing and systems revenue (net of contract fulfillment and acquisition costs), intersegment servicing revenue, and other income, less the government loan servicing contract modification revenue. The Company uses this metric to monitor and assess the segment’s performance, manage operating costs, identify and evaluate business trends affecting the segment, and make strategic decisions, and believes that it provides additional information to facilitate an understanding of the operating performance of the segment and provides a meaningful comparison of the results of operations between periods.
Before‑tax operating margin, excluding amortization expense and government loan servicing contract modification revenue, decreased in 2026 compared with 2025 due to investment in the Company's servicing platforms and a decrease in Department loan servicing revenue, primarily driven by a decrease in the number of borrowers which is further explained in the disaggregated revenue table below. This was partially offset by lower salaries and benefits (excluding the impact of employees added through the NDS Canada acquisition) reflecting ongoing cost-efficiency initiatives and headcount reductions.

Loan Servicing Volumes

	As of
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Servicing volume (dollars in millions):
Department of Education	$424,654	423,605	431,049	434,479	458,679	465,689	482,786	489,877
Canada student loans	45,717	42,942	42,692	—	—	—	—	—
FFELP	10,506	10,853	11,195	11,594	11,982	12,386	12,826	13,260
Private and consumer	42,746	41,815	40,785	40,088	38,060	38,018	46,728	29,226
Total	$523,623	519,215	525,721	486,161	508,721	516,093	542,340	532,363

Number of servicing borrowers:
Department of Education	10,782,000	10,679,141	11,048,314	11,426,789	12,387,665	12,694,386	13,453,127	14,049,550
Canada student loans	2,801,010	2,681,563	2,708,392	—	—	—	—	—
FFELP	412,632	429,298	443,028	463,109	482,696	502,205	524,421	549,861
Private and consumer	1,380,212	1,360,744	1,327,471	1,349,414	1,325,037	1,326,451	1,350,999	1,168,293
Total	15,375,854	15,150,746	15,527,205	13,239,312	14,195,398	14,523,042	15,328,547	15,767,704

Number of remote hosted borrowers:	2,619,167	2,681,324	2,824,963	2,886,458	2,839,493	2,056,358	1,427,800	842,200

Loan servicing and systems revenue
The following table presents disaggregated revenue by service offering for each reporting period:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025	Additional information
Department of Education loan servicing	$81,792	112,798	232,551	285,896
Represents revenue from the Company’s servicing contract with the Department. Upon reaching final agreements with the Department, the Company recognized $5.3 million and $32.9 million of revenue in the third quarter of 2026 and 2025, respectively, related to contract modifications for services previously performed. Excluding the contract modification revenue, the decrease during 2026 compared with the same periods in 2025 was primarily attributable to a reduction in the number of borrowers serviced. Borrower volume declined throughout 2025 as servicing volume was transferred, at the Department’s direction, from the Company to its remote-hosted servicing customer to support the stand‑up of a new servicer. The Company does not expect to transfer additional volume to this servicer. In addition, borrower volume declined beginning in the fourth quarter of 2025 as certain borrowers exiting the CARES Act forbearance period failed to resume payment activity and were transferred to the Department’s Debt Management and Collections System for management of defaulted federal student loans.

Canada student loan servicing	16,518	—	45,533	—
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

Private education and consumer loan servicing	25,780	24,293	77,556	69,721
Increase was due to an increase in loan servicing volume from the continued conversion of Discover Financial Services and SoFi Lending Corp. loan portfolios during the first quarter of 2025. Over time, revenue earned on the Discover Financial Services portfolio will decrease as borrowers pay off their loans.

FFELP loan servicing	1,821	2,035	6,043	6,909	Represents revenue from servicing third-party customers' FFELP portfolios. Over time, FFELP servicing revenue will decrease as third-party customers' FFELP portfolios pay off.
Software services	12,425	10,584	35,572	27,027
Represents revenue from providing remote hosted servicing software, primarily to one of the Department’s servicers, as well as diversified technology services. The increase was driven primarily by higher revenue from the Company's Department remote hosted servicing customer, as the Company transferred borrower volume to this new servicer throughout 2025 at the Department’s direction to establish initial volume. The Company does not expect to transfer additional volume to this servicer.

Outsourced services	1,466	1,342	2,633	2,964	Represents revenue from providing contact center and back office operational outsourcing services.
Loan servicing and systems revenue	$139,802	151,052	399,888	392,517

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
The Company completed three acquisitions during the second and third quarters of 2026 for total consideration of $30.9 million to expand this segment's global education technology offerings and customer base, including into India's K-12 market. See note 6 of the notes to consolidated financial statements included under Part I, Item 1 of this report. The impact of these acquisitions did not have a material impact on the segment's results of operations for the three and nine months ended September 30, 2026.
Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest income	$7,194	8,564	18,045	20,921
Education technology services and payments revenue (see disaggregated revenue by service offering below)	132,881	129,321	406,200	394,836
Intersegment revenue	74	70	220	198
Other income	411	—	2,313	—
Total income	133,366	129,391	408,733	395,034
Cost of services (see disaggregated revenue by service offering below)	49,491	50,363	138,626	138,254
Salaries and benefits	44,151	43,029	132,443	126,368
Depreciation and amortization	3,036	2,504	7,847	7,439
Other expenses	12,182	10,682	36,656	29,634
Intersegment expenses, net	6,148	6,420	18,475	18,297
Total operating expenses	65,517	62,635	195,421	181,738
Income before income taxes	25,552	24,957	92,731	95,963
Income tax expense	(6,133)	(5,990)	(22,255)	(23,042)
Net income	19,419	18,967	70,476	72,921
Net loss attributable to noncontrolling interests	—	—	—	45
Net income	$19,419	18,967	70,476	72,966

GAAP before tax operating margin	30.6%	31.6%	34.7%	37.4%
Net interest income	(8.6)	(10.8)	(6.8)	(8.2)
Non-GAAP before tax operating margin, excluding net interest income (a)	22.0%	20.8%	27.9%	29.2%
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
ETSP before tax operating margin decreased for the nine months ended September 30, 2026 compared with the same period in 2025 due to an increase in operating expenses to support the growth in the customer base and investments in the development of new technologies. The timing and amount of investments made for new technologies can impact margin contribution during any given period.

Education technology services and payments revenue
The following table presents disaggregated revenue by service offering for each reporting period:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025	Additional information
Tuition payment plan services	$33,797	32,971	112,656	109,057	Increase was due to a higher number of payment plans in the K-12 and higher education markets for both new and existing customers.
Payment processing	64,319	59,484	159,616	148,535	Increase was due to an increase in payment volumes for both the K-12 and higher education markets due to new customers and an increase in volume from existing customers.
Education technology services	34,018	36,323	132,444	136,499
Decrease was primarily due to a decrease in professional development and instructional services. The timing and amount of revenue recognition for professional development and instructional services depends on both the availability of government funding to schools and each school's decision regarding when and how to use those funds. The decrease was partially offset by growth in student information system revenue.

Other	747	543	1,484	745
Education technology services and payments revenue	132,881	129,321	406,200	394,836
Cost of services	49,491	50,363	138,626	138,254
Represents direct costs to provide payment processing revenue and such costs decrease/increase in relationship to payment volumes. Costs to provide professional development and instructional services are also a component of this expense and decrease/increase in relationship to such services provided during the period.

Net revenue	$83,390	78,958	267,574	256,582

NELNET FINANCIAL SERVICES DIVISION - RESULTS OF OPERATIONS
Asset Generation and Management Operating Segment
Loan Portfolio
As of September 30, 2026, the AGM operating segment had a $7.63 billion loan portfolio, consisting primarily of federally insured loans. For a summary of the Company’s loan portfolio as of September 30, 2026 and December 31, 2025, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans in the AGM operating segment:

	FFELP	Private	Consumer loans and other financing receivables	Total
	Three months ended September 30, 2026
Balance as of June 30, 2026	$6,493,397	122,818	1,213,556	7,829,771
Loan acquisitions (a)	36,999	—	3,228,481	3,265,480
Repayments, claims, capitalized interest, participations, and other, net	(165,314)	(7,093)	(3,134,836)	(3,307,243)
Loans lost to external parties	(56,710)	(315)	—	(57,025)
Loans sold	(25,663)	—	(8,089)	(33,752)
Loans contributed to Nelnet Bank	(64,397)	—	—	(64,397)
Balance as of September 30, 2026	$6,218,312	115,410	1,299,112	7,632,834
	Three months ended September 30, 2025
Balance as of June 30, 2025	$8,367,085	156,614	411,470	8,935,169
Loan acquisitions (a)	70,301	—	1,516,370	1,586,671
Repayments, claims, capitalized interest, participations, and other, net	(214,179)	(8,084)	(883,850)	(1,106,113)
Loans lost to external parties	(55,470)	(793)	—	(56,263)
Loans sold	(229,983)	—	(203,251)	(433,234)
Loans contributed to Nelnet Bank	(77,497)	—	—	(77,497)
Balance as of September 30, 2025	$7,860,257	147,737	840,739	8,848,733
	Nine months ended September 30, 2026
Balance as of December 31, 2025	$7,437,243	139,209	1,122,717	8,699,169
Loan acquisitions (a)	452,284	—	9,331,427	9,783,711
Repayments, claims, capitalized interest, participations, and other, net	(589,290)	(22,452)	(9,146,548)	(9,758,290)
Loans lost to external parties	(117,720)	(1,347)	—	(119,067)
Loans sold	(183,524)	—	(8,484)	(192,008)
Loans contributed to Nelnet Bank	(780,681)	—	—	(780,681)
Balance as of September 30, 2026	$6,218,312	115,410	1,299,112	7,632,834
	Nine months ended September 30, 2025
Balance as of December 31, 2024	$8,388,564	221,744	345,560	8,955,868
Loan acquisitions (a)	773,727	—	1,788,660	2,562,387
Repayments, claims, capitalized interest, participations, and other, net	(681,548)	(29,539)	(1,090,082)	(1,801,169)
Loans lost to external parties	(181,006)	(2,295)	—	(183,301)
Loans sold	(361,983)	—	(203,399)	(565,382)
Loans contributed to Nelnet Bank	(77,497)	(42,173)	—	(119,670)
Balance as of September 30, 2025	$7,860,257	147,737	840,739	8,848,733
(a)    The Company began to acquire Pay Later receivables in August 2025. Consumer loan acquisitions excluding Pay Later receivables was $169.5 million and $557.1 million during the three and nine months ended September 30, 2026, respectively, compared with $169.9 million and $442.2 million during the same periods in 2025.

The Company has partial ownership in certain consumer, private education, and federally insured student loan securitizations that are accounted for as held-to-maturity beneficial interest investments and included in "other investments and notes receivable, net" in the Company's consolidated financial statements. As of the latest remittance reports filed by the various trusts prior to or as of September 30, 2026, the Company’s ownership correlates to approximately $1.49 billion of loans included in these securitizations. The loans held in these securitizations are not included in the above table. Investment interest income earned by the Company from the beneficial interest in loan securitizations is included in "investment interest" on the Company's consolidated statements of income and is not a component of the Company's loan interest income.
The Company also has ownership interests in certain entities whose primary business is to acquire, own, and manage loan assets which are accounted for as equity method investments and included in "other investments and notes receivable, net" in the Company's consolidated financial statements. As of September 30, 2026, the Company's ownership interests correlates to approximately $1.21 billion of loans included in these entities. The loans held in these entities are not included in the above table. The ownership interests in these entities are recorded at cost and subsequently increased or decreased by the amount of the Company's proportionate share of the net earnings or losses of each entity. The income activity from these ventures is included in "other, net" in "other income (expense)" on the consolidated statements of income and is not a component of the Company's loan interest income.
Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance, loan status, delinquency amounts, and other key credit quality indicators for each of AGM’s loan portfolios as of September 30, 2026 and December 31, 2025; and the activity in AGM's allowance for loan losses and net charge-offs as a percentage of average loans for the three and nine months ended September 30, 2026 and 2025, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
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

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Variable loan yield, gross	6.54%	6.89%	6.62%	7.37%
Consolidation rebate fees	(0.72)	(0.83)	(0.75)	(0.82)
Discount accretion, net of premium and deferred origination costs amortization	1.18	0.50	1.17	0.07
Variable loan yield, net	7.00	6.56	7.04	6.62
Loan cost of funds - interest expense	(4.66)	(5.34)	(4.72)	(5.45)
Variable loan spread	2.34	1.22	2.32	1.17
Fixed-rate floor income, gross	0.06	0.05	0.07	0.05
Loan spread	2.40%	1.27%	2.39%	1.22%

Average balance of AGM's loans	$7,833,806	8,774,923	8,118,156	9,178,273
Average balance of AGM's debt outstanding	6,961,380	7,775,269	7,375,365	8,219,778
Variable loan spread was higher during the three and nine months ended September 30, 2026 compared with the same periods in 2025 due to an increase in consumer loans as a percentage of AGM’s overall loan portfolio. Consumer loans earn a higher yield than FFELP loans. The increase is also due to an increase in loans funded by the Company with operating cash (versus funded with debt). As of September 30, 2026, AGM had $444.1 million (par value) of unencumbered federally insured, private education, consumer, and other loans (as compared to $328.3 million, $291.9 million, and $253.5 million as of December 31, 2025, September 30, 2025, and December 31, 2024, respectively). The difference between variable loan spread and loan spread is fixed-rate floor income earned on a portion of AGM's federally insured student loan portfolio. See Item 3, “Quantitative and Qualitative Disclosures About Market Risk - Interest Rate Risk - AGM Operating Segment,” which provides additional detail on AGM's federally insured student loans earning fixed-rate floor income.

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025	Additional information
Interest income:
Loan interest	$139,598	145,984	432,214	457,752	See table below for additional analysis.
Investment interest:
Residual interest	5,434	7,316	18,094	23,723	Represents residual interest earned on beneficial interest investments. Decrease was due to a decrease in the investment balance.
Other investment interest	3,800	4,735	12,127	13,739	Represents investment interest earned on restricted cash included in student loan securitizations and other secured borrowings. Decrease was due to a decrease in both interest rates and cash balances.
Total investment interest	9,234	12,051	30,221	37,462
Total interest income	148,832	158,035	462,435	495,214
Loan interest expense	81,790	104,616	260,164	334,869	See table below for additional analysis.
Intercompany interest expense	1,873	8,734	6,480	12,850	Represents interest paid by AGM to Nelnet, Inc. (parent company) related to (i) internal borrowings to fund equity advances on certain AGM debt facilities; and (ii) AGM-issued bonds held by Nelnet, Inc. Intercompany interest is eliminated for consolidated financial reporting purposes.
Total interest expense	83,663	113,350	266,644	347,719
Net interest income	65,169	44,685	195,791	147,495
Less provision (negative provision) for loan losses	34,539	(7,374)	124,331	16,770
The increase was driven by (i) the establishment of an initial allowance for loans acquired during the periods, including the significant increase in the volume of Pay Later receivables acquired since August 2025, and (ii) during the third quarter of 2025, the Company reduced its allowance (and recognized negative provision expense) of $28.9 million related to consumer loan sales. See note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.

Less provision for beneficial interests	906	2,145	7,477	8,632	During the periods presented, the Company recorded an allowance for credit losses (and related provision expense) related to the Company's beneficial interest in certain loan securitizations.
Net interest income after provision	29,724	49,914	63,983	122,093
Other income, net	21,388	(2,277)	67,399	10,135	Represents primarily borrower late fees, income from providing administration activities for third parties, sponsor fee income, and income/losses from loan sales, debt repurchases, and AGM's investment in joint ventures. Increase in 2026 compared with 2025 was due to an increase in income from AGM's joint ventures and borrower late fee income and a decrease in losses from debt repurchases. See "Overview - Consolidated Results of Operations" for further detail included in other income.
Derivative settlements, net	251	594	444	1,756	The Company maintains an overall risk management strategy that incorporates the use of derivative instruments to reduce the economic effect of interest rate volatility.
Derivative market value adjustments, net	4,778	(461)	8,244	(6,422)	Includes the realized and unrealized gains and losses that are caused by changes in fair values of derivatives which do not qualify for "hedge treatment" under GAAP.
Total other income, net	26,417	(2,144)	76,087	5,469
Salaries and benefits	1,811	1,971	5,322	4,661
Servicing fees	7,177	6,687	23,082	20,700
Represents servicing fees paid to third parties and LSS for the servicing of AGM’s loans. Increase was due to an increase in volume of Pay Later receivables the Company began to purchase in August 2025, partially offset by the amortization of the FFELP student loan portfolio, the majority of which is serviced by LSS. Intercompany servicing expense of $3.4 million and $4.5 million during the three months ended September 30, 2026 and 2025, respectively, and $11.3 million and $14.2 million during the nine months ended September 30, 2026 and 2025, respectively, was eliminated for consolidated financial reporting purposes.

Other expenses	1,315	1,243	3,366	4,595
Intersegment expenses	1,258	1,248	4,006	3,758	Includes costs for certain corporate activities and services that are allocated to each operating segment based on estimated use of such activities and services.
Total operating expenses	11,561	11,149	35,776	33,714

Income before income taxes	44,580	36,621	104,294	93,848
Income tax expense	(10,697)	(8,783)	(25,022)	(22,508)	Represents income tax expense at an effective tax rate of 24%.
Net income	33,883	27,838	79,272	71,340
Net income attributable to noncontrolling interests	(8)	(27)	(35)	(67)
Net income	$33,875	27,811	79,237	71,273

Additional information:
GAAP net income	$33,875	27,811	79,237	71,273	See "Overview - GAAP Net Income and Non-GAAP Net Income, Excluding Adjustments" above for additional information about non-GAAP financial information.
Derivative market value adjustments, net	(4,778)	461	(8,244)	6,422
Tax effect	1,147	(111)	1,979	(1,541)
Non-GAAP net income, excluding derivative market value adjustments	$30,244	28,161	72,972	76,154
Net loan interest income
The following table summarizes the components of "loan interest" and "loan interest expense" from the table above.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025	Additional information
Variable interest income, gross	$128,916	152,100	402,661	506,012	Decrease was due to a decrease in the average balance of loans and gross yield earned on loans.
Consolidation rebate fees	(13,998)	(18,172)	(45,703)	(55,817)	Decrease was due to a decrease in the average consolidation loan balance.
Discount accretion, net of premium and deferred origination costs amortization	23,283	11,029	70,773	4,558	Increase in discount accretion was due to a forward flow agreement of Pay Later receivables the Company began to purchase in August 2025 at a discount that have a short estimated life.
Variable interest income, net	138,201	144,957	427,731	454,753
Interest on bonds and notes payable	(81,790)	(104,616)	(260,164)	(334,869)	Decrease was due to a decrease in the average balance of debt outstanding and cost of funds.
Variable loan interest margin	56,411	40,341	167,567	119,884
Fixed-rate floor income	1,397	1,027	4,483	2,999	Increase was due to lower interest rates.
Net loan interest income	$57,808	41,368	172,050	122,883
Factors Affecting Operating Results
•AGM began to acquire Pay Later receivables in August 2025. These receivables are generally purchased at a discount and have a short expected duration. As of September 30, 2026, the balance of Pay Later receivables was $775.2 million. Growth in Pay Later receivable volumes contributed to increased loan interest income, higher provision for loan losses, and increased borrower late fee income.
•AGM holds interests in certain joint ventures engaged in the acquisition, ownership, and management of loan portfolios. During the three and nine months ended September 30, 2026, AGM recognized $12.4 million and $36.4 million of income from these joint ventures, respectively, compared with $4.5 million and $9.6 million in the same periods of 2025, respectively. Such amounts are included in “Other income, net” in the above table titled “Summary and Comparison of Operating Results.”
•During 2026, AGM contributed certain student loan trusts to Nelnet Bank that included $780.7 million of federally insured loans. The contribution of these loans to Nelnet Bank has resulted in a decrease in net interest income in the AGM operating segment for the three and nine months ended September 30, 2026 compared with the same periods in 2025.

Nelnet Bank Operating Segment
Loan Portfolio
As of September 30, 2026, Nelnet Bank had a $1.70 billion loan portfolio. For a summary of Nelnet Bank’s loan portfolio as of September 30, 2026 and December 31, 2025, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Loan Activity
The following table sets forth the activity of loans in the Nelnet Bank operating segment:

	FFELP	Private	Consumer and other	Total
	Three months ended September 30, 2026
Balance as of June 30, 2026	$853,341	521,159	264,597	1,639,097
Loan acquisitions and originations	—	58,901	14,307	73,208
Repayments	(34,931)	(25,970)	(14,440)	(75,341)
Loans contributed from AGM	64,397	—	—	64,397
Balance as of September 30, 2026	$882,807	554,090	264,464	1,701,361
	Three months ended September 30, 2025
Balance as of June 30, 2025	$106,555	516,663	204,423	827,641
Loan acquisitions and originations	—	36,175	74,654	110,829
Repayments	(5,104)	(23,442)	(12,538)	(41,084)
Loans contributed from AGM	77,497	—	—	77,497
Balance as of September 30, 2025	$178,948	529,396	266,539	974,883
	Nine months ended September 30, 2026
Balance as of December 31, 2025	$172,320	518,634	266,608	957,562
Loan acquisitions and originations	—	110,578	39,818	150,396
Repayments	(70,194)	(75,122)	(41,962)	(187,278)
Loans contributed from AGM	780,681	—	—	780,681
Balance as of September 30, 2026	$882,807	554,090	264,464	1,701,361
	Nine months ended September 30, 2025
Balance as of December 31, 2024	$—	482,445	162,152	644,597
Loan acquisitions and originations	111,040	73,572	129,385	313,997
Repayments	(9,589)	(68,794)	(24,998)	(103,381)
Loans contributed from AGM	77,497	42,173	—	119,670
Balance as of September 30, 2025	$178,948	529,396	266,539	974,883
Allowance for Loan Losses, Loan Delinquencies, and Loan Charge-offs
For a summary of the allowance as a percentage of the ending balance, loan status, delinquency amounts, and other key credit quality indicators for each of Nelnet Bank's loan portfolios as of September 30, 2026 and December 31, 2025; and the activity in Nelnet Bank's allowance for loan losses and net charge-offs as a percentage of average loans for the three and nine months ended September 30, 2026 and 2025, see note 2 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Investments
As of September 30, 2026, Nelnet Bank had a $1.64 billion investment portfolio, consisting primarily of asset-backed securities. For a summary of Nelnet Bank's asset-backed securities investments as of September 30, 2026 and December 31, 2025, see note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
Deposits
As of September 30, 2026, Nelnet Bank had $2.81 billion of deposits, which included $239.2 million of intercompany deposits from Nelnet, Inc. (parent company) and its subsidiaries, and thus have been eliminated for consolidated financial reporting purposes. For a summary of deposits as of September 30, 2026 and December 31, 2025, see note 9 of the notes to consolidated financial statements included under Part I, Item 1 of this report.

Average Balance Sheet
The following table reflects average daily balances and the annualized rates earned on interest-earning assets and paid on interest-bearing liabilities:

	Three months ended September 30,				Nine months ended September 30,
	2026		2025		2026		2025
	Balance	Rate	Balance	Rate	Balance	Rate	Balance	Rate
Average assets
Federally insured student loans	$899,700	5.33%	$155,873	6.24%	$628,431	5.37%	$97,053	6.23%
Private education loans	528,272	6.31	517,782	6.45	532,663	6.34	509,055	6.31
Consumer and other loans	265,508	9.74	227,211	10.25	265,925	9.79	190,781	10.48
Cash and investments	1,366,652	5.50	957,479	6.15	1,289,817	5.61	892,017	6.19
Total interest-earning assets	3,060,132	5.96%	1,858,345	6.74%	2,716,836	6.11%	1,688,906	6.71%
Non-interest-earning assets	76,616		19,203		56,360		15,801
Total assets	$3,136,748		$1,877,548		$2,773,196		$1,704,707
Average liabilities and equity
Brokered deposits	$561,477	3.81%	$269,913	2.12%	$488,303	3.54%	$262,837	2.06%
Intercompany deposits	192,860	3.55	168,768	4.02	197,914	3.62	133,708	3.90
Retail and other deposits	1,844,717	3.87	1,173,846	4.24	1,562,797	3.84	1,070,813	4.23
Federal funds purchased and other borrowed money	33,465	3.91	25,038	4.92	102,370	4.20	16,287	5.01
Total interest-bearing liabilities	2,632,519	3.84%	1,637,565	3.88%	2,351,384	3.78%	1,483,645	3.82%
Non-interest-bearing liabilities	17,199		12,999		15,625		10,561
Equity	487,030		226,984		406,187		210,501
Total liabilities and equity	$3,136,748		$1,877,548		$2,773,196		$1,704,707
Net interest margin		2.66%		3.32%		2.84%		3.35%

Summary and Comparison of Operating Results

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest income:
Loan interest	$27,009	16,733	70,014	43,508
Investment interest	18,929	14,849	54,108	41,278
Total interest income	45,938	31,582	124,122	84,786
Interest expense	25,565	16,179	66,629	42,928
Net interest income	20,373	15,403	57,493	41,858
Provision for loan losses	4,824	3,811	9,353	12,934
Net interest income after provision for loan losses	15,549	11,592	48,140	28,924
Other income, net	3,099	1,308	5,220	1,842
Derivative settlements, net	118	167	234	494
Derivative market value adjustments, net	6,172	(327)	8,886	(4,556)
Total other income, net	9,389	1,148	14,340	(2,220)
Salaries and benefits	3,788	2,817	10,293	8,424
Depreciation	102	355	761	1,046
Servicing fees	1,967	838	4,829	2,329
Other expenses	2,486	1,916	5,606	5,243
Intersegment expenses	893	726	2,245	2,089
Total operating expenses	9,236	6,652	23,734	19,131
Income before income taxes	15,702	6,088	38,746	7,573
Income tax expense	(3,736)	(1,483)	(9,152)	(1,816)
Net income	$11,966	4,605	29,594	5,757

Additional information:
GAAP net income	$11,966	4,605	29,594	5,757
Derivative market value adjustments, net	(6,172)	327	(8,886)	4,556
Tax effect	1,481	(78)	2,133	(1,093)
Non-GAAP net income, excluding derivative market value adjustments	$7,275	4,854	22,841	9,220
Factors Affecting Operating Results
•Nelnet Bank’s growth was driven by higher loan and investment balances, funded primarily through increased deposit balances. During 2026, the Company’s Asset Generation and Management operating segment contributed certain student loan trusts to Nelnet Bank that included $780.7 million of federally insured loans. Following these contributions, Nelnet Bank repaid the related securitization debt and funded the loans with deposits. These transactions were a significant contributor to the increase in loan balances during 2026.
In its initial years, Nelnet Bank incurred operating losses as it invested in the personnel and infrastructure needed to support future growth. As the bank has matured, operating expenses have stabilized while loan and deposit balances have continued to expand. This operating leverage has contributed to increased net interest income and net income for the three and nine months ended September 30, 2026, compared with the corresponding periods in 2025.

NFS Other Operating Segments
The following table summarizes the operating results of other operating segments included in NFS that are not reportable. Income taxes are allocated based on 24% of income (loss) before taxes for each activity.
Summary and Comparison of Operating Results

	Nelnet Insurance Services	WRCM	Real estate	Bond portfolio and marketable equity securities	Total
	Three months ended September 30, 2026
Investment interest	$3,449	90	—	4,590	8,129
Interest expense	(1,510)	—	—	(1)	(1,511)
Net interest income	1,939	90	—	4,589	6,618
Reinsurance premiums earned	44,485	—	—	—	44,485
Other income, net	1,124	1,386	(2,512)	(7,847)	(7,849)
Salaries and benefits	(645)	(38)	(1,042)	—	(1,725)
Reinsurance losses and underwriting expenses	(35,570)	—	—	—	(35,570)
Other expenses	(2,280)	(52)	(106)	(2)	(2,440)
Intersegment expenses, net	(135)	(5)	(264)	(31)	(435)
Income (loss) before income taxes	8,918	1,381	(3,924)	(3,291)	3,084
Income tax (expense) benefit	(2,140)	(331)	948	790	(733)
Net (income) loss attributable to noncontrolling interests	—	—	(29)	—	(29)
Net income (loss)	$6,778	1,050	(3,005)	(2,501)	2,322
	Three months ended September 30, 2025
Investment interest	$2,552	4	—	12,429	14,985
Interest expense	(1,313)	—	—	(46)	(1,359)
Net interest income	1,239	4	—	12,383	13,626
Reinsurance premiums earned	23,165	—	—	—	23,165
Other income, net	1,183	2,017	1,888	586	5,674
Salaries and benefits	(386)	(34)	(248)	—	(668)
Reinsurance losses and underwriting expenses	(19,962)	—	—	—	(19,962)
Other expenses	(1,030)	(50)	(22)	(1)	(1,103)
Intersegment expenses, net	(148)	(4)	(105)	(32)	(289)
Income (loss) before income taxes	4,061	1,933	1,513	12,936	20,443
Income tax (expense) benefit	(974)	(418)	(369)	(3,105)	(4,866)
Net (income) loss attributable to noncontrolling interests	—	(193)	24	—	(169)
Net income (loss)	$3,087	1,322	1,168	9,831	15,408

	Nelnet Insurance Services	WRCM	Real estate	Bond portfolio and marketable equity securities	Total
	Nine months ended September 30, 2026
Investment interest	$9,903	98	—	14,455	24,456
Interest expense	(4,052)	—	—	(3)	(4,055)
Net interest income	5,851	98	—	14,452	20,401
Reinsurance premiums earned	107,645	—	—	—	107,645
Other income, net	2,626	4,140	(813)	(6,267)	(314)
Salaries and benefits	(1,778)	(107)	(2,921)	—	(4,806)
Reinsurance losses and underwriting expenses	(91,984)	—	—	—	(91,984)
Other expenses	(4,822)	(223)	(311)	(6)	(5,362)
Intersegment expenses, net	(476)	(16)	(791)	(94)	(1,377)
Income (loss) before income taxes	17,062	3,892	(4,836)	8,085	24,203
Income tax (expense) benefit	(4,095)	(934)	1,150	(1,940)	(5,819)
Net (income) loss attributable to noncontrolling interests	—	—	44	—	44
Net income (loss)	$12,967	2,958	(3,642)	6,145	18,428
	Nine months ended September 30, 2025
Investment interest	$7,009	11	—	25,656	32,676
Interest expense	(3,509)	—	—	(49)	(3,558)
Net interest income	3,500	11	—	25,607	29,118
Reinsurance premiums earned	73,964	—	—	—	73,964
Other income, net	2,829	4,997	698	3,526	12,050
Salaries and benefits	(931)	(96)	(658)	—	(1,685)
Reinsurance losses and underwriting expenses	(67,836)	—	—	—	(67,836)
Other expenses	(3,819)	(175)	(163)	(4)	(4,161)
Intersegment expenses, net	(439)	(11)	(306)	(98)	(854)
Income (loss) before income taxes	7,268	4,726	(429)	29,031	40,596
Income tax (expense) benefit	(1,744)	(1,021)	87	(6,967)	(9,645)
Net (income) loss attributable to noncontrolling interests	—	(473)	66	—	(407)
Net income (loss)	$5,524	3,232	(276)	22,064	30,544
Factors Affecting Operating Results
•Nelnet Insurance Services: The increase in reinsurance premiums earned in the three and nine months ended September 30, 2026 compared with the same periods in 2025 was due to growth of programs with existing carriers and a decrease in the ceded portion of certain treaties. Net income was positively impacted in 2026 as compared with 2025 due to an increase in interest income earned on increased cash and investment balances and improved underwriting margins.
•Bond portfolio and marketable equity securities: Decrease in net interest income in the three and nine months ended September 30, 2026 compared with the same periods in 2025 was due to a decrease in both the weighted average bond investment portfolio and interest rates. In addition, during the three and nine months ended September 30, 2026, the Company recognized an unrealized loss of $9.3 million and $10.3 million, respectively, resulting from changes in the fair value of certain marketable equity securities. These amounts are included in "other income, net" in the table above. Operating results may continue to fluctuate and be impacted in future periods by fair value adjustments of marketable equity securities.

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
Summary and Comparison of Operating Results

	Shared services	Solar tax equity	Nelnet Renewable Energy (NRE)	Venture capital	Other	Total
	Three months ended September 30, 2026
Investment interest	$—	—	—	—	2,321	2,321
Interest expense	—	(2)	—	—	(622)	(624)
Net interest income (expense)	—	(2)	—	—	1,699	1,697
Solar construction revenue	—	—	—	—	—	—
Other income, net	555	(16,744)	52	3,848	1,833	(10,456)
Gain on partial redemption of ALLO investment	—	—	—	—	—	—
Derivative settlements	—	—	—	—	—	—
Derivative market value adjustments	—	—	—	—	—	—
Cost to provide solar construction services	—	—	—	—	—	—
Salaries and benefits	(19,174)	(585)	(26)	(245)	(1,220)	(21,250)
Depreciation and amortization	(1,829)	(82)	—	—	(368)	(2,279)
Other expenses	(14,905)	(1,736)	(175)	(12)	(1,336)	(18,164)
Intersegment expenses, net	26,588	(96)	(12)	(48)	(367)	26,065
(Loss) income before income taxes	(8,765)	(19,245)	(161)	3,543	241	(24,387)
Income tax benefit (expense)	2,104	(193)	38	(850)	(667)	432
Net loss attributable to noncontrolling interests	—	20,052	—	—	—	20,052
Net (loss) income	$(6,661)	614	(123)	2,693	(426)	(3,903)
	Three months ended September 30, 2025
Investment interest	$—	—	—	—	3,134	3,134
Interest expense	—	—	(2)	—	(690)	(692)
Net interest income (expense)	—	—	(2)	—	2,444	2,442
Solar construction revenue	—	—	5,738	—	—	5,738
Other income, net	600	(8,766)	—	33,824	2,678	28,336
Gain on partial redemption of ALLO investment	—	—	—	—	—	—
Derivative settlements	—	—	—	—	—	—
Derivative market value adjustments	—	—	—	—	—	—
Cost to provide solar construction services	—	—	(7,607)	—	—	(7,607)
Salaries and benefits	(20,919)	(402)	(3,273)	(230)	(1,369)	(26,193)
Depreciation and amortization	(2,493)	—	(212)	—	(38)	(2,743)
Other expenses	(13,902)	(6,263)	(265)	(28)	(3,298)	(23,756)
Intersegment expenses, net	26,805	(66)	(404)	(46)	(548)	25,741
(Loss) income before income taxes	(9,909)	(15,497)	(6,025)	33,520	(131)	1,958
Income tax benefit (expense)	2,378	2,203	1,446	(8,045)	(1,529)	(3,547)
Net loss attributable to noncontrolling interests	—	6,317	—	—	—	6,317
Net (loss) income	$(7,531)	(6,977)	(4,579)	25,475	(1,660)	4,728

	Shared services	Solar tax equity	Nelnet Renewable Energy (NRE)	Venture capital	Other	Total
	Nine months ended September 30, 2026
Investment interest	$—	300	—	—	7,321	7,621
Interest expense	—	(5)	—	—	(1,814)	(1,819)
Net interest income (expense)	—	295	—	—	5,507	5,802
Solar construction revenue	—	—	—	—	—	—
Other income, net	1,547	(58,647)	315	8,788	9,054	(38,943)
Gain on partial redemption of ALLO investment	—	—	—	—	—	—
Derivative settlements	—	—	—	—	437	437
Derivative market value adjustments	—	—	—	—	(907)	(907)
Cost to provide solar construction services	—	—	—	—	—	—
Salaries and benefits	(61,642)	(1,781)	(309)	(693)	(4,948)	(69,373)
Depreciation and amortization	(5,836)	(105)	(4)	—	(1,102)	(7,047)
Other expenses	(46,415)	(2,691)	(2,693)	(66)	(4,356)	(56,221)
Intersegment expenses, net	78,876	(282)	(38)	(159)	(1,157)	77,240
(Loss) income before income taxes	(33,470)	(63,211)	(2,729)	7,870	2,528	(89,012)
Income tax benefit (expense)	8,033	1,552	655	(1,889)	1,336	9,687
Net loss attributable to noncontrolling interests	—	56,746	—	—	—	56,746
Net (loss) income	$(25,437)	(4,913)	(2,074)	5,981	3,864	(22,579)
	Nine months ended September 30, 2025
Investment interest	$—	6	—	—	8,101	8,107
Interest expense	—	—	(5)	—	(1,971)	(1,976)
Net interest income (expense)	—	6	(5)	—	6,130	6,131
Solar construction revenue	—	—	10,992	—	—	10,992
Other income, net	1,817	(8,264)	—	40,077	22,546	56,176
Gain on partial redemption of ALLO investment	—	—	—	—	175,044	175,044
Derivative settlements	—	—	—	—	—	—
Derivative market value adjustments	—	—	—	—	—	—
Cost to provide solar construction services	—	—	(29,485)	—	—	(29,485)
Salaries and benefits	(58,239)	(1,163)	(6,767)	(665)	(4,638)	(71,472)
Depreciation and amortization	(8,678)	—	(729)	(1)	(114)	(9,522)
Other expenses	(44,756)	(6,565)	(2,995)	(199)	(1,834)	(56,349)
Intersegment expenses, net	78,037	(198)	(1,212)	(132)	(1,082)	75,413
(Loss) income before income taxes	(31,819)	(16,184)	(30,201)	39,080	196,052	156,928
Income tax benefit (expense)	7,637	1,058	7,248	(9,379)	(49,509)	(42,945)
Net loss attributable to noncontrolling interests	—	11,777	—	—	—	11,777
Net (loss) income	$(24,182)	(3,349)	(22,953)	29,701	146,543	125,760
Factors Affecting Operating Results
•Solar tax equity: The Company holds equity interests in partnerships that invest in solar tax equity projects designed to promote renewable energy generation. Because the Company has management and control over these partnerships, the partnerships are consolidated in the Company’s consolidated financial statements, with third-party interests presented as noncontrolling interests. The Company accounts for its interests in these partnerships using the HLBV method, which generally results in the recognition of accelerated losses in the early years of a partnership. As a result of contributions made to these partnerships in recent periods, the Company recognized losses of $18.5 million and $63.6 million for the three and nine months ended September 30, 2026, respectively, compared with $10.9 million and $11.9 million for the same periods in 2025. These losses are included in “other income, net” in the tables above. Losses attributable to noncontrolling interest partners were $18.5 million and $51.4 million for the three and nine months ended September 30, 2026, respectively, compared with $5.7 million and $9.9 million for the same periods in 2025. These amounts are included in “net loss attributable to noncontrolling interests” in the tables above. For additional information regarding the impact of solar tax equity partnerships on the Company's results of operations, see note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
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
•Venture capital: During the third quarter of 2025, the Company recognized a realized gain of $7.8 million as a result of the redemption of a portion of its interest in CompanyCam, and an unrealized gain of $22.4 million to adjust its carrying value of its remaining ownership in CompanyCam to the transaction value. The income statement activity from the Company's interest in CompanyCam is included in “other income, net” in the tables above.
•Gain from partial redemption of ALLO investment: The operating results from the Company's investment in ALLO is included under "Other" in the tables above. In June 2025, the Company recognized a $175.0 million gain on a partial redemption of the Company's voting membership interests in ALLO. In addition, ALLO redeemed all of the Company's preferred membership interests in ALLO that were outstanding at that time. Included in the Company's operating results for the nine months ended September 30, 2025 was $14.4 million of ALLO preferred return that was earned prior to redemption in June 2025. The preferred return is included in "other income, net" in the table above.

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
Sources of Liquidity
As of September 30, 2026, the Company's sources of liquidity included:

Cash and cash equivalents	$211,016
Less: Cash and cash equivalents held at Nelnet Bank (a)	(16,300)
Net cash and cash equivalents	194,716

Available-for-sale (AFS) debt securities (investments) - at fair value	1,941,898
Less: AFS debt securities held at Nelnet Bank - at fair value (a)	(1,411,275)
AFS private education and consumer loan debt securities - held as risk retention - at fair value (b)	(159,462)
Restricted investments - at fair value (c)	(161,155)
Unencumbered AFS debt securities (investments) - at fair value	210,006

Unencumbered federally insured, private, consumer, and other loans (Non-Nelnet Bank) - at par (d)	444,073

Unencumbered repurchased Nelnet issued asset-backed debt securities - at par (not included on consolidated financial statements) (e)	111,261

Unused capacity on unsecured line of credit (f)	435,000

Sources of liquidity as of September 30, 2026	$1,395,056
(a)Cash and investments held at Nelnet Bank are generally not available for Company activities outside of Nelnet Bank.
(b)The Company is sponsor for certain private education and consumer loan securitizations and as sponsor, is required to provide a certain level of risk retention. To satisfy this requirement, the Company has purchased bonds issued in the securitizations. The majority of the purchased bonds reflected in the table above relate to private education loan securitizations. For these securitizations, the Company is required to retain these bonds until the latest of (i) the date the aggregate outstanding principal balance of the loans in the securitization is 33% or less of the initial loan balance, and (ii) the date the aggregate outstanding principal balance of the bonds is 33% or less of the aggregate initial outstanding principal balance of the bonds, at which time the Company can sell these bonds to a third party. The Company estimates that the restrictions on trading these bonds will lapse at various times from March through October 2027, as the applicable retention thresholds are met.
(c)The Company is required to hold collateral in third-party trusts related to its reinsurance business.
(d)On October 1, 2026, the Company closed on a new consumer loan facility. At closing, the Company received $203.5 million in cash proceeds from the financing of $264.3 million of consumer loans that were unencumbered as of September 30, 2026.
(e)The Company has repurchased certain of its own asset-backed securities (bonds and notes payable) in the secondary market. For accounting purposes, these notes are eliminated in consolidation and are not included in the Company's consolidated financial statements. However, these securities remain legally outstanding at the trust level and the Company could sell these notes to third parties, redeem the notes at par as cash is generated by the trust estate, or pledge the securities as collateral on repurchase agreements. Upon a sale of these notes to third parties, the Company would obtain cash proceeds equal to the market value of the notes on the date of such sale.
(f)The Company has a $435.0 million unsecured line of credit that matures on March 31, 2031. As of September 30, 2026, there was no amount outstanding on the unsecured line of credit and $435.0 million was available for future use.
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

Cash Flows
The Company has historically generated positive cash flow from operations. During the nine months ended September 30, 2026 and 2025, the Company generated $341.2 million and $285.4 million, respectively, in cash from operating activities. The increase in 2026 compared with 2025 was due to:
•Adjustments to net income for certain non-cash items, including the gain on the partial redemption of the Company's ALLO investment, provision for loan losses, gain/loss on investments, and deferred income tax benefit; and
•The impact of changes to accounts receivable during the nine months ended September 30, 2026 compared with the same period in 2025.
These factors were partially offset by:
•A decrease in net income;
•Adjustments to net income for certain non-cash items, including loan discount and deferred lender fees accretion, derivative market value adjustments, and impairment expense; and
•The impact of changes to other assets and accrued interest receivable during the nine months ended September 30, 2026 compared with the same period in 2025.
The primary items included in the statement of cash flows for investing activities are the purchase, origination, repayment, and sale of loans, the purchase and sale of available-for-sale securities, the purchase and sale of other investments, and business acquisitions. The primary items included in financing activities are the payments on and proceeds from bonds and notes payable and the change in deposits at Nelnet Bank used to fund loans and investment activity, the change in due to customers, issuances of noncontrolling interests, and repurchases of common stock. Cash used in investing and financing activities for the nine months ended September 30, 2026 was $246.1 million and $405.3 million, respectively. Cash provided by investing activities and used in financing activities for the nine months ended September 30, 2025 was $519.0 million and $968.9 million, respectively. Investing and financing activities are further addressed in the discussion that follows.
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
There were no asset-backed securitization transactions completed during the nine months ended September 30, 2026.
Warehouse Facilities
Warehousing allows the Company to buy and manage loans prior to transferring them into more permanent financing arrangements. See note 3 of the notes to consolidated financial statements included under Part I, Item 1 of this report for a discussion of the Company's warehouse facilities outstanding as of September 30, 2026.
Union Bank Participation Agreement
The Company maintains an agreement with Union Bank, a related party, as trustee for various grantor trusts, under which Union Bank has agreed to purchase from the Company participation interests in student loans. The agreement automatically renews annually and is terminable by either party upon five business days' notice. As of September 30, 2026, $532.3 million of loans were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement. This agreement provides beneficiaries of Union Bank’s grantor trusts with access to investments in interests in student loans, while providing liquidity to the Company. The Company can sell participation interests in loans to Union Bank to the extent of availability under the grantor trusts, up to $900.0 million or an amount in excess of $900.0 million if mutually agreed to by both parties. Loans participated under this agreement have been accounted for by the Company as loan sales. Accordingly, the participation interests sold are not included on the Company’s consolidated balance sheets.
Liquidity Impact Related to Debt Obligations Secured by Loan Assets and Related Collateral
The following table shows AGM's debt obligations outstanding that are secured by loan assets and related collateral:

	As of September 30, 2026
	Carrying amount	Final maturity
Bonds and notes issued in asset-backed securitizations	$5,596,950	10/25/33 - 11/27/90
FFELP and consumer loan warehouse and other facilities	1,206,363	11/13/27 - 1/15/29
	$6,803,313
Warehouse Facilities
Upon termination or expiration of the warehouse and other secured facilities, the Company would expect to access the securitization market, obtain replacement facilities, use operating cash, consider the sale of assets, or transfer collateral to satisfy any remaining obligations.
Bonds and Notes Issued in Asset-backed Securitizations
Cash generated from student loans funded in asset-backed securitizations provides the source of liquidity to satisfy all obligations related to the outstanding bonds and notes issued in such securitizations. In addition, due to (i) the difference between the yield AGM receives on the loans and cost of financing within these transactions, and (ii) the servicing and administration fees AGM earns from these transactions, AGM has created a portfolio that the Company expects to generate earnings and significant cash flow over the life of these transactions. As of September 30, 2026, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, AGM expects future undiscounted cash flows from its portfolio funded in asset-backed securitizations to be approximately $0.84 billion as detailed below. The actual timing of cash flows released from the securitizations could be impacted based on when and if the Company terminates a securitization by exercising clean-up calls on the underlying securities when the assets in such securitization reach a certain threshold.
The forecasted cash flow presented below includes loans funded in asset-backed securitizations as of September 30, 2026, the majority of which are federally insured student loans. As of September 30, 2026, AGM had $5.9 billion of loans included in asset-backed securitizations, which represented 76.9% of its total loan portfolio. The forecasted cash flow does not include cash flows that the Company expects to receive in relation to loans funded in its warehouse facilities, unencumbered federally insured, private education, consumer, and other loans funded with operating cash, its ownership of beneficial interest in loan securitizations (such beneficial interest investments are classified as "other investments and notes receivable, net" on the Company's consolidated balance sheets), loans acquired subsequent to September 30, 2026, and loans owned by Nelnet Bank.
During 2026, the Company’s AGM operating segment contributed certain asset-backed securitization trusts to Nelnet Bank, that included $780.7 million of federally insured loans. Following these contributions, Nelnet Bank repaid the related securitization debt and funded the loans with deposits. These transactions contributed to the decrease in forecasted future cash flows from those disclosed in the 2025 Annual Report.

Asset-backed Securitization Cash Flow Forecast
$0.84 billion
(dollars in millions)
The forecasted future undiscounted cash flows of approximately $0.84 billion include approximately $0.61 billion (as of September 30, 2026) of overcollateralization included in the asset-backed securitizations. These excess net asset positions are included in the consolidated balance sheets in the balances of "loans and accrued interest receivable, net" and "restricted cash." The difference between the total estimated future undiscounted cash flows and the overcollateralization of approximately $0.23 billion, or approximately $0.17 billion after income taxes based on the estimated effective tax rate, represents estimated future net interest income (earnings) from the portfolio and is expected to be accretive to the Company's balance of consolidated shareholders' equity from the September 30, 2026 balance.
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
The following table summarizes the estimated impact to the above forecasted cash flows if prepayments were greater than the prepayment rate assumptions used to calculate the forecasted cash flows:

Increase in prepayment rate	Reduction in forecasted cash flow from table above	Forecasted cash flow using increased prepayment rate
2x	$0.06 billion	$0.78 billion
4x	$0.15 billion	$0.69 billion
If the entire AGM student loan portfolio was prepaid, the Company would receive the full amount of overcollateralization included in the asset-backed securitizations of approximately $0.61 billion (as of September 30, 2026); however, the Company would not receive the $0.23 billion ($0.17 billion after tax) of estimated future earnings from the portfolio.
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
Liquidity Impact Related to Beneficial Interest in Loan Securitizations
The Company has partial ownership in consumer, private education, and federally insured student loan third-party securitizations that are classified as "beneficial interest in loan securitizations" and included in "other investments and notes receivable, net" on the Company's consolidated balance sheets. These residual interests were acquired by the Company or have been received by the Company as consideration from selling portfolios of loans to unrelated third parties who securitized such loans. As of the latest remittance reports filed by the various trusts prior to or as of September 30, 2026, the Company's ownership correlates to approximately $1.49 billion of loans included in these securitizations. Investment interest income earned by the Company from the beneficial interest in loan securitizations is included in "investment interest" on the Company's consolidated statements of income and is not a component of the Company's loan interest income.
As of September 30, 2026, the investment balance on the Company's consolidated balance sheet of its beneficial interest in loan securitizations was $175.8 million. For a summary of this investment balance, see note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report.
The Company's partial ownership percentage in each loan securitization grants the Company the right to receive the corresponding percentage of cash flows generated by the securitization. As of September 30, 2026, based on cash flow models developed to reflect management’s current estimate of, among other factors, prepayments, defaults, deferment, forbearance, and interest rates, the Company currently expects future undiscounted cash flows from its partial ownership in these securitizations to be approximately $256.0 million. The vast majority of these cash flows are expected to be received over the next 5 years.
The difference between the total estimated future undiscounted cash flows from these residual interests ($256.0 million) and the investment carrying value ($175.8 million) of $80.2 million, or $61.0 million after income taxes based on the estimated effective tax rate, represents estimated future investment interest income (earnings) from these investments and is expected to be accretive to the Company's balance of consolidated shareholders' equity from the September 30, 2026 balance.
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
Nelnet Bank operates under a capital and liquidity maintenance agreement that requires Nelnet, Inc., Nelnet Bank's parent company, to serve as a source of financial strength to Nelnet Bank. Nelnet, Inc. has provided capital contributions to support Nelnet Bank’s growth since inception and expects to continue to provide equity capital as necessary to support balance sheet growth and to meet regulatory capital requirements. Through September 30, 2026, the Company has contributed $450.2 million of initial and ongoing capital to Nelnet Bank. Such capital contributions have included cash, investments, loans, and equity in student loan trusts. During the nine months ended September 30, 2026, Nelnet, Inc. contributed eight student loan securitization trusts that included $780.7 million of loans and $172.2 million of net assets.
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

Other Sources of Liquidity
Unsecured Line of Credit
On March 31, 2026, the Company entered into a new $435.0 million unsecured line of credit with a maturity date of March 31, 2031. In conjunction with entering into the new line of credit, the Company terminated its $495.0 million line of credit which had a scheduled maturity date of September 22, 2026. There was no outstanding balance on the $495.0 million line of credit on the date of termination. As of September 30, 2026, the new unsecured line of credit had no amount outstanding and $435.0 million was available for future use. Upon the maturity date of the new facility, there can be no assurance that the Company will be able to maintain this line of credit, increase or maintain the amount outstanding under the line, or find alternative funding if necessary.
Union Bank Participation Agreement
The Company has an agreement with Union Bank under which Union Bank has agreed to purchase from the Company participation interests in FFELP loan asset-backed securities (bond investments). The agreement automatically renews annually and is terminable by either party upon five business days' notice. The Company can participate FFELP loan asset-backed securities (investments) to Union Bank to the extent of availability under the grantor trusts, up to $400.0 million or an amount in excess of $400.0 million if mutually agreed to by both parties. As of September 30, 2026, $0.1 million (par value) of FFELP loan asset-backed securities were subject to outstanding participation interests held by Union Bank, as trustee, under this agreement.
Stock Repurchases
The Board of Directors authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2028. As of September 30, 2026, 3,808,831 shares remained authorized for repurchase under the Company's stock repurchase program. Shares may be repurchased from time to time on the open market, in private transactions (including with related parties), or otherwise, depending on various factors, including share prices and other potential uses of liquidity.
Shares repurchased by the Company during the first three quarters of 2026 are shown below. For additional information on stock repurchases during the third quarter of 2026, see "Stock Repurchases" under Part II, Item 2 of this report.

	Total shares repurchased	Purchase price (in thousands)	Average price of shares repurchased (per share) (a)

Quarter ended March 31, 2026	126,319	$16,280	128.88
Quarter ended June 30, 2026	190,281	24,353	127.99
Quarter ended September 30, 2026	415,332	53,083	127.81
Total	731,932	$93,716	128.04
(a) The average price of shares repurchased for the quarters ended June 30, 2026 and September 30, 2026 include excise taxes.
Subsequent to September 30, 2026 (through November 5, 2026), the Company repurchased an additional 295,990 Class A common shares for $37.0 million (average price of $125.04 per share).
Dividends
On September 15, 2026, the Company paid a third quarter 2026 cash dividend on the Company's Class A and Class B common stock of $0.33 per share. In addition, the Company's Board of Directors has declared a fourth quarter 2026 cash dividend on the Company's outstanding shares of Class A and Class B common stock of $0.36 per share. The fourth quarter cash dividend will be paid on December 15, 2026 to shareholders of record at the close of business on December 1, 2026.
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
The following table sets forth AGM’s loan assets and debt instruments by rate characteristics:

	As of September 30, 2026		As of December 31, 2025
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$1,807,113	23.7%	$1,611,772	18.5%
Variable-rate loan assets	5,825,721	76.3	7,087,397	81.5
Total	$7,632,834	100.0%	$8,699,169	100.0%

Fixed-rate debt instruments	$287,546	4.2%	$331,404	4.2%
Variable-rate debt instruments	6,516,269	95.8	7,490,065	95.8
Total	$6,803,815	100.0%	$7,821,469	100.0%
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
The Company earned no variable-rate floor income in 2026 or 2025.
The following table shows AGM’s federally insured student loan assets that were earning fixed-rate floor income as of September 30, 2026:

Fixed interest rate range	Borrower/lender weighted-average yield	Estimated variable conversion rate (a)	Loan balance
6.5 - 6.99%	6.72%	4.08%	$88,069
7.0 - 7.49%	7.17%	4.53%	31,293
7.5 - 7.99%	7.72%	5.08%	71,364
8.0 - 8.99%	8.18%	5.54%	173,348
> 9.0%	9.06%	6.42%	73,608
			$437,682
(a) The estimated variable conversion rate is the estimated short-term interest rate at which loans would convert to a variable rate. As of September 30, 2026, the weighted-average estimated variable conversion rate was 5.25% and the short-term interest rate was 382 basis points.
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
A summary of fixed-rate floor income earned by the AGM operating segment follows:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Fixed-rate floor income, gross	$1,397	1,027	$4,483	2,999
Derivative settlements (a)	95	438	(19)	1,293
Fixed-rate floor income, net	$1,492	1,465	$4,464	4,292
(a)    Derivative settlements consist of settlements received related to the Company's derivatives used to hedge student loans earning fixed-rate floor income. See note 4 of the notes to consolidated financial statements included in Part I, Item 1 of this report for a summary of fixed-rate floor derivatives.
AGM is also exposed to interest rate risk in the form of repricing risk and basis risk because the interest rate characteristics of AGM’s assets do not match the interest rate characteristics of the funding for those assets. In a decreasing interest rate environment, student loan spread on FFELP loans decreases in the short term because of the timing of interest rate resets on the Company's assets occurring daily in contrast to the timing of the interest rate resets on the Company's debt occurring either monthly or quarterly. This also results in student loan spread increasing in the short term in an increasing interest rate environment. The following table presents AGM’s FFELP student loan assets and related funding for those assets arranged by underlying indices as of September 30, 2026:

Index	Frequency of variable resets	Assets	Funding of student loan assets
30-day average SOFR (a)	Daily	$5,807,705	—
3-month Treasury bill	Daily	207,760	—
3-month H15 financial commercial paper	Daily	202,847	—
30-day average SOFR / 1-month CME Term SOFR	Monthly	—	4,470,876
90-day average SOFR / 3-month CME Term SOFR (a)	Quarterly	—	804,598
Asset-backed commercial paper / SOFR (b)	Varies	—	456,274
Fixed rate	—	—	269,423
Auction-rate (c)	Varies	—	10,500
Other (d)	—	633,424	840,065
		$6,851,736	6,851,736
(a)    The Company has certain basis swaps outstanding in which the Company receives payments indexed to three-month SOFR and makes payments based on the one-month SOFR index (plus or minus a spread) as defined in the agreements (the "Basis Swaps"). The Company entered into these derivative instruments to better match the interest rate characteristics on its student loan assets and the debt funding such assets. The following table summarizes the Basis Swaps outstanding as of September 30, 2026:

Maturity	Notional amount
2026	$1,150,000
2027	250,000
$1,400,000
(b)    The interest rates on the Company's FFELP warehouse facility is indexed to asset-backed commercial paper rates and daily SOFR.
(c)    As of September 30, 2026, the Company was sponsor for $10.5 million of outstanding asset-backed securities that were set and provide for interest rates to be periodically reset via a "dutch auction" (the “Auction Rate Securities”). Since the auction feature has essentially been inoperable for substantially all auction rate securities since 2008, the Auction Rate Securities generally pay interest to the holder at a maximum rate as defined by the indenture. While these rates will vary, they will generally be based on a spread to SOFR or Treasury Securities, or the Net Loan Rate as defined in the financing documents.
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

	Asset and funding index mismatches
	Increase of 10 basis points		Increase of 30 basis points		Increase of 10 basis points		Increase of 30 basis points
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended September 30, 2026				Three months ended September 30, 2025
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(517)	(0.6)%	$(1,550)	(1.9)%	$(792)	(0.6)%	$(2,377)	(1.8)%
Impact of derivative settlements	353	0.4	1,059	1.3	353	0.3	1,059	0.8
Increase (decrease) in net income before taxes	$(164)	(0.2)%	$(491)	(0.6)%	$(439)	(0.3)%	$(1,318)	(1.0)%
Increase (decrease) in basic and diluted earnings per share	$(0.00)		$(0.01)		$(0.01)		$(0.03)
	Nine months ended September 30, 2026				Nine months ended September 30, 2025
Effect on earnings:
Increase (decrease) in pre-tax net income before impact of derivative settlements	$(1,731)	(0.8)%	$(5,192)	(2.3)%	$(2,376)	(0.5)%	$(7,127)	(1.5)%
Impact of derivative settlements	1,047	0.5	3,142	1.4	1,047	0.2	3,142	0.7
Increase (decrease) in net income before taxes	$(684)	(0.3)%	$(2,050)	(0.9)%	$(1,329)	(0.3)%	$(3,985)	(0.8)%
Increase (decrease) in basic and diluted earnings per share	$(0.01)		$(0.04)		$(0.03)		$(0.08)
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
The following table presents Nelnet Bank's loan assets, asset-backed security investments, and deposits (including intercompany deposits) by rate characteristics:

	As of September 30, 2026		As of December 31, 2025
	Dollars	Percent	Dollars	Percent
Fixed-rate loan assets	$730,029		$630,570
Fixed-rate investments	74,522		83,020
Total fixed-rate assets	804,551	24.3%	713,590	35.4%
Variable-rate loan assets	971,332		326,992
Variable-rate investments	1,536,423		975,268
Total variable-rate assets	2,507,755	75.7	1,302,260	64.6
Total assets	$3,312,306	100.0%	$2,015,850	100.0%

Fixed-rate deposits	$1,162,943	41.5%	$635,293	36.0%
Variable-rate deposits (a)	1,642,286	58.5	1,127,667	64.0
Total deposits	$2,805,229	100.0%	$1,762,960	100.0%
(a)    Nelnet Bank uses derivative instruments to hedge exposure to variability in cash flows of variable-rate deposits to minimize the exposure to volatility in cash flows from future changes in interest rates. The derivatives are not reflected in the above table. See note 4 of the notes to consolidated financial statements included under Part I, Item 1 of this report for a summary of Nelnet Bank's derivatives outstanding as of September 30, 2026.

Interest Rate and Market Risk - Investments
The following table presents the rates earned on the Company’s available-for-sale debt securities (investments), excluding securities (investments) held by Nelnet Bank.

	Average balance	Interest income	Average yield	Average balance	Interest income	Average yield
	Three months ended September 30,
	2026			2025
Investments:
Asset-backed securities available-for-sale (a) (b)	$601,207	8,142	5.37%	$953,996	14,651	6.09%

	Nine months ended September 30,
	2026			2025
Investments:
Asset-backed securities available-for-sale (a) (b)	$632,933	24,500	5.18%	$721,365	30,756	5.70%
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
(b)The majority of the Company’s asset-backed securities earn floating rates with expected returns of approximately SOFR + 50 to 350 basis points to maturity. As of September 30, 2026, $197.3 million (par value) of the Company’s asset-backed securities earn a weighted-average fixed rate of 3.92%.
The Company’s portfolio of asset-backed investment securities has limited liquidity, and the Company could incur a significant loss if the investments were sold prior to maturity at an amount less than the original purchase price. As of September 30, 2026, the gross unrealized loss on the Company’s available-for-sale debt securities (including available-for-sale securities held at Nelnet Bank) was $19.2 million, and the aggregate fair value of available-for-sale debt securities with unrealized losses was $747.2 million. The Company currently has the intent and ability to retain these investments, and none of the unrealized losses were due to credit losses. See note 5 of the notes to consolidated financial statements included under Part I, Item 1 of this report for additional information.

Consolidated Sensitivity Analysis
The following table summarizes the effect on the Company’s consolidated earnings, based upon a sensitivity analysis performed on the Company’s significant interest-earning assets and interest-bearing liabilities assuming hypothetical increases and decreases in interest rates of 100 basis points and 300 basis points, while funding spreads remain constant:

	Interest rates
	Change from increase of 100 basis points		Change from increase of 300 basis points		Change from decrease of 100 basis points		Change from decrease of 300 basis points
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	Three months ended September 30, 2026
Effect on earnings:
AGM operating segment (a)	$(959)		$(1,245)		$2,284		$9,355
Nelnet Bank operating segment (b)	2,361		7,266		(2,190)		(5,895)
NFS other operating segments (c)	942		2,825		(942)		(2,825)
ETSP operating segment (d)	1,905		5,714		(1,905)		(5,714)
Corporate and Other Activities (d)	813		2,438		(813)		(2,438)
Increase (decrease) in net income before taxes	$5,062	6.2%	$16,998	21.0%	$(3,566)	(4.4)%	$(7,517)	(9.3)%
Increase (decrease) in basic and diluted earnings per share	$0.11		$0.36		$(0.08)		$(0.16)

	Three months ended September 30, 2025
Effect on earnings:
AGM operating segment (a)	$914		$4,910		$455		$4,018
Nelnet Bank operating segment (b)	321		965		(321)		(965)
NFS other operating segments (c)	1,820		5,460		(1,820)		(5,460)
ETSP operating segment (d)	1,958		5,874		(1,958)		(5,874)
Corporate and Other Activities (d)	1,139		3,418		(1,139)		(3,418)
Increase (decrease) in net income before taxes	$6,152	4.5%	$20,627	15.1%	$(4,783)	(3.5)%	$(11,699)	(8.6)%
Increase (decrease) in basic and diluted earnings per share	$0.13		$0.43		$(0.10)		$(0.24)

	Nine months ended September 30, 2026
Effect on earnings:
AGM operating segment (a)	$(2,697)		$(1,022)		$6,307		$26,534
Nelnet Bank operating segment (b)	11,375		34,504		(11,106)		(32,184)
NFS other operating segments (c)	3,038		9,115		(3,038)		(9,115)
ETSP operating segment (d)	4,768		14,305		(4,768)		(14,305)
Corporate and Other Activities (d)	915		2,746		(915)		(2,746)
Increase (decrease) in net income before taxes	$17,399	7.8%	$59,648	26.9%	$(13,520)	(6.1)%	$(31,816)	(14.3)%
Increase (decrease) in basic and diluted earnings per share	$0.37		$1.26		$(0.29)		$(0.67)

	Nine months ended September 30, 2025
Effect on earnings:
AGM operating segment (a)	$1,690		$15,431		$1,183		$10,726
Nelnet Bank operating segment (b)	1,186		3,558		(1,186)		(3,558)
NFS other operating segments (c)	3,746		11,327		(3,746)		(11,327)
ETSP operating segment (d)	4,784		14,352		(4,784)		(14,352)
Corporate and Other Activities (d)	1,254		3,763		(1,254)		(3,763)
Increase (decrease) in net income before taxes	$12,660	2.6%	$48,431	10.1%	$(9,787)	(2.0)%	$(22,274)	(4.6)%
Increase (decrease) in basic and diluted earnings per share	$0.26		$1.01		$(0.20)		$(0.46)

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
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company's principal executive and principal financial officers, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2026. Based on this evaluation, the Company’s principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Stock Repurchases
The following table summarizes the repurchases of Class A common stock during the third quarter of 2026 by the Company or any “affiliated purchaser” of the Company, as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934. Certain share repurchases included in the table below were made pursuant to a trading plan adopted by the Company in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934.

Period	Total number of shares purchased (a)	Average price paid per share (b)	Total number of shares purchased as part of publicly announced plans or programs (c)	Maximum number of shares that may yet be purchased under the plans or programs (c)
July 1 - July 31, 2026	—	$—	—	4,219,239
August 1 - August 31, 2026	152,552	127.23	152,504	4,066,735
September 1 - September 30, 2026	262,780	126.27	257,904	3,808,831
Total	415,332	$126.62	410,408
(a)The total number of shares includes: (i) shares repurchased pursuant to the stock repurchase program discussed in footnote (c) below; and (ii) shares owned and tendered by employees to satisfy tax withholding obligations upon the vesting of restricted shares. Shares of Class A common stock tendered by employees to satisfy tax withholding obligations included 48 shares in August 2026 and 4,876 shares in September 2026. Unless otherwise indicated, shares owned and tendered by employees to satisfy tax withholding obligations were purchased at the closing price of the Company’s shares on the date of vesting.
(b)The average price of shares repurchased excludes excise taxes.
(c)On May 8, 2025, the Company announced that its Board of Directors authorized a stock repurchase program to repurchase up to a total of five million shares of the Company's Class A common stock during the three-year period ending May 8, 2028. As of September 30, 2026, 3,808,831 shares remained authorized for repurchase under the Company's stock repurchase program.

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
ITEM 5.  OTHER INFORMATION
Rule 10b5-1 Trading Plans
The following table describes contracts, instructions, or written plans for the purchase or sale of the Company's securities adopted by the Company's directors or executive officers during the third quarter of 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), referred to as Rule 10b5-1 trading plans:

Name and Title	Date of Adoption of Rule 10b5-1 Trading Plan	Scheduled Expiration Date of Rule 10b5-1 Trading Plan (a)	Aggregate Number of Securities to Be Purchased or Sold
Michael S. Dunlap Executive Chairman	8/10/2026	12/10/2026	Gift transfer of 35,000 shares of Class A common stock
William J. Munn Corporate Secretary / Chief Governance Officer / General Counsel	9/16/2026	9/16/2027	Sale of 2,416 shares of Class A common stock
(a)    A trading plan may also expire on such earlier date as all transactions under the trading plan are completed.
ITEM 6.  EXHIBITS

31.1*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer Jeffrey R. Noordhoek.

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of Chief Financial Officer James D. Kruger.

32**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NELNET, INC.

Date:	November 5, 2026	By:	/s/ JEFFREY R. NOORDHOEK
		Name:	Jeffrey R. Noordhoek
		Title:	Chief Executive Officer Principal Executive Officer

Date:	November 5, 2026	By:	/s/ JAMES D. KRUGER
		Name:	James D. Kruger
		Title:	Chief Financial Officer Principal Financial Officer and Principal Accounting Officer